Form 10QSB
period 1996-03-31
SAINT ANDREWS GOLF CORP
filed 1996-05-15
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                        Commission File Number: 0-24970

                         SAINT ANDREWS GOLF CORPORATION
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Nevada                                      88-0203976
- - ----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

     5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada  89118
     --------------------------------------------------------------------
          (Address of principal executive offices including zip code)

                              (702) 798-7777
                         --------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of May 8, 1996, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X



                       SAINT ANDREWS GOLF CORPORATION
                                 FORM 10-QSB

                                   INDEX

PART I:  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets             3-4

         Unaudited Condensed Consolidated Statements of Income       5

         Unaudited Condensed Consolidated Statements of Cash Flows    6

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                   7

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                          7-9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                            9

Item 2.  Changes in Securities                                        9

Item 3.  Defaults Upon Senior Securities                              9

Item 4.  Submission of Matters to a Vote of Security Holders          9

Item 5.  Other Information                                            9

Item 6.  Exhibits and Reports on Form 8-K                             9

         Signatures                                                  10


                       SAINT ANDREWS GOLF CORPORATION

                     UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS

                                               March 31,     December 31,
                                                  1996           1995
                                              -----------    -----------
                                              (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                   $   310,000     $  125,000
  Accounts receivable from franchisees, net       259,000        304,000
  Lease termination receivable                  3,000,000      3,000,000
  Inventories                                      61,000         57,000
  Prepaid expenses and other                       27,000        443,000

    Total current assets                        3,657,000      3,929,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                     755,000      1,147,000

OTHER ASSETS                                        1,000          1,000

                                               $4,413,000     $5,077,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SAINT ANDREWS GOLF CORPORATION

                UNAUDITED CONDENSED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,        December 31,
                                                   1996               1995
                                                ----------        -----------
                                                (Unaudited)

CURRENT LIABILITIES:

  Accounts payable and accrued expenses         $  690,000        $1,199,000
  Deferred franchise fees                          141,000           120,000
  Other payables                                    54,000             3,000

    Total current liabilities                      885,000         1,322,000

STOCKHOLDERS' EQUITY:

  Common stock                                       3,000             3,000
  Additional paid-in capital                     3,495,000         3,495,000
  Common stock purchase warrants                   187,000           187,000
  Retained earnings (deficit)                     (157,000)           70,000

    Total stockholders' equity                   3,528,000         3,755,000

                                                $4,413,000        $5,077,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SAINT ANDREWS GOLF CORPORATION

                            UNAUDITED CONDENSED

                            STATEMENTS OF INCOME

                                                    For the Three Months
                                                       Ended March 31,
                                                    --------------------
                                                   1996              1995
                                                ----------        ----------
REVENUES:

  Franchise fees                                $   80,000        $   42,000
  Royalties                                        240,000           219,000
  Other                                             43,000            45,000

    Total revenues                                 363,000           306,000

EXPENSES:

    Cost of sales                                    6,000            29,000
    Selling, general and administrative            490,000           436,000
    Golf centers and driving range
      development costs                             94,000                 0

    Total expenses                                 590,000           465,000

LOSS BEFORE PROVISION/BENEFIT FOR
  INCOME TAXES, MINORITY INTEREST                 (227,000)         (159,000)

PROVISION/BENEFIT FOR INCOME TAXES                       0                 0

NET INCOME (LOSS)                              $  (227,000)      $  (159,000)

LOSS PER COMMON SHARE:                         $      (.08)      $      (.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.


                       SAINT ANDREWS GOLF CORPORATION

                            UNAUDITED CONDENSED

                          STATEMENTS OF CASH FLOWS

                                                     For the Three Months
                                                         Ended March 31,
                                                     --------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $  (227,000)  $  (159,000)

  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                     5,000         6,000

  Changes in assets and liabilities:

    Decrease in accounts receivable                    45,000       124,000
    (Increase) decrease in inventory                   (4,000)       14,000
    (Increase) decrease in prepaid expenses
      and other                                       416,000      (228,000)
    (Increase) decrease in other assets                     0       (33,000)
    Increase (decrease) in accounts payable           (55,000)      734,000
    Increase in deferred franchise fees                21,000             0
    Increase (decrease) in other payables              51,000      (168,000)

Net cash provided by operating activities             252,000       290,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (152,000)   (1,486,000)
  Refund development costs                             85,000             0

Net cash flows used by investing activities           (67,000)   (1,486,000)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                185,000    (1,196,000)

CASH AND CASH EQUIVALENTS - Beginning of period       125,000     3,242,000

CASH AND CASH EQUIVALENTS - End of period         $   310,000   $ 2,046,000

The accompanying notes are an integral part of these condensed consolidated financial statements.


                       SAINT ANDREWS GOLF CORPORATION
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.   CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SEASONALITY

          Saint Andrews Golf Corporation's (the "Company") business is seasonal. The Company typically experiences sales peaks in the Spring and pre-Christmas seasons. Accordingly, the results of interim periods may not be indicative of results for the full year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

          Total revenues increased $57,000 (19%) compared to 1995. The increase in revenues was attributable primarily to an increase in royalties and advertising income. Since franchise fees are recognized essentially when the applicable franchised store is opened, the increase in franchise fees reflects an increase in stores opened in 1996 as compared to 1995. There were 3 franchise stores under development at May 8, 1996.

          Selling, general and administrative expenses increased by $148,000 (34%) in 1996 as compared to 1995, primarily as a result of development expenses associated with the All-American SportPark.

          In May of 1994, the Company entered into a Ground Lease (the "Lease") for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of a golf/sports park. The lease contained provisions which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of property as long as the intended use of the property after the sale was not a golf/sports park as contemplated by the Company.

             In June 1995 the lessor notified the Company that it had entered into a sale agreement for the parcel and that it was exercising its right of termination. Pursuant to cancellation provisions contained within the Lease the Company was entitled to reimbursement of unamortized construction costs which it incurred, based upon criterion contained within the lease, up to an aggregate amount of $3.5 million.

          Upon notification of the Lease termination the Company ceased construction activities and submitted substantiation for construction costs totaling approximately $3.9 million. Utilizing applicable formulas derived from the Lease the Company believes that, based on the maximum expenditures available for reimbursement of $3.5 million, $3,279,465 in costs are reimbursable by the purchaser. The purchaser has reviewed such support and has indicated that it believes that only a portion of the construction costs submitted are reimbursable within the context of the Lease agreement.

          No settlement was reached regarding the disputed amount and on February 27, 1996 the Company filed a complaint with the District Court, Clark County, Nevada, against the purchaser of the parcel seeking an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.

          Management believes, and legal counsel concurs, that a recovery of $3,000,000 is probable with regards to this litigation and that the amount will be collected in 1996. The Company has, accordingly, recorded a lease termination receivable for this amount in the accompanying balance sheet as of March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1996, the Company had working capital of approximately $2,772,000 as compared to working capital of approximately $2,606,900 at December 31, 1995. Cash increased from $125,000 at December 31, 1995, to $310,000 at March 31, 1996. This increase in cash was primarily attributable to a decrease in prepaid expenses of $416,000, a decrease in accounts receivable of $45,000 and an $85,000 refund of development costs. These amounts were offset by the net loss of $227,000 and a $55,000 decrease in accounts payable.

          The Company incurred $152,000 of capital expenditures during the quarter which were related to the All-American SportPark.

          The Company's sources of working capital are a $400,000 line of credit and cash flows from operations. Management believes that these sources of cash will be adequate to fund operations through the balance of 1996. The Company has, in the past, funded a portion of its cash needs through loans from its Parent, however, there is no assurance that the Parent will be able to make any loans in the future.

          The Company does not expect to have any significant capital expenditures until such time as a new site is secured for the development of the Company's first All-American SportPark.

                          PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See "Results of Operations" above for a discussion of the lawsuit filed on February 27, 1996.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.


                                  SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SAINT ANDREWS GOLF CORPORATION

                                    By:/s/ Ronald Boreta
                                      Ronald Boreta, President
                                      and Chief Financial Officer

Date: May 14, 1996


                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
- - -------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically