Form 10QSB
period 1996-06-30
SAINT ANDREWS GOLF CORP
filed 1996-08-12
CIK 930245

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                        Commission File Number: 0-24970

                         SAINT ANDREWS GOLF CORPORATION
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Nevada                                      88-0203976
- ----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

     5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada  89118
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

                            Yes X             No___

As of August 8, 1996, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                       SAINT ANDREWS GOLF CORPORATION
                                 FORM 10-QSB

                                   INDEX

PART I:  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets              3

         Unaudited Condensed Consolidated Statements of Income        4

         Unaudited Condensed Consolidated Statements of Cash Flows    5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                   6

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                          7-8

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                            8

Item 2.  Changes in Securities                                        8

Item 3.  Defaults Upon Senior Securities                              9

Item 4.  Submission of Matters to a Vote of Security Holders          9

Item 5.  Other Information                                            9

Item 6.  Exhibits and Reports on Form 8-K                             10

         Signatures                                                   10

                       SAINT ANDREWS GOLF CORPORATION

                     UNAUDITED CONDENSED BALANCE SHEETS

                                   ASSETS
                                                June 30,     December 31,
                                                  1996           1995
                                              -----------    -----------
                                              (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                   $   126,000     $  125,000
  Accounts receivable from franchises, net        298,000        304,000
  Lease termination receivable                  3,000,000      3,000,000
  Inventories                                      62,000         57,000
  Prepaid expenses and other                       33,000        443,000

    Total current assets                        3,519,000      3,929,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                     922,000      1,147,000

OTHER ASSETS                                        1,000          1,000

                                               $4,442,000     $5,077,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses        $  686,000     $1,199,000
  Deferred franchise fees                         143,000        120,000
  Other payables                                  277,000          3,000

    Total current liabilities                   1,106,000      1,322,000

STOCKHOLDERS' EQUITY:

  Common stock                                      3,000          3,000
  Additional paid-in capital                    3,495,000      3,495,000
  Common stock purchase warrants                  187,000        187,000
  Retained earnings (deficit)                    (349,000)        70,000

    Total stockholders' equity                  3,336,000      3,755,000

                                               $4,442,000     $5,077,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAINT ANDREWS GOLF CORPORATION

                            UNAUDITED CONDENSED

                            STATEMENTS OF INCOME

                                For the Three Months     For the Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
REVENUES:

Franchise fees                  $  40,000    $ 83,000  $  120,000   $ 125,000
Royalties                         373,000     375,000     613,000     594,000
Wholesale                               0       7,000           0       7,000
Other                              56,000       1,000      99,000      46,000

  Total revenues                  469,000     466,000     832,000     772,000

EXPENSES:

Cost of sales                      29,000       2,000      35,000      31,000
Selling, general and
  administrative                  525,000     421,000   1,015,000     857,000
Golf centers and driving
  range development costs         107,000           0     201,000           0
Unreimbursed lease
  expenditures                          0      37,000           0      37,000

  Total expenses                  661,000     460,000   1,251,000     925,000

INCOME (LOSS) BEFORE
  PROVISION FOR INCOME
  TAXES                          (192,000)      6,000    (419,000)   (153,000)

PROVISION FOR INCOME TAXES              0           0           0           0

NET INCOME (LOSS)               $(192,000)   $  6,000  $ (419,000)  $(153,000)

NET INCOME (LOSS) PER
  COMMON SHARE:                 $    (.06)   $    .00  $     (.14)  $    (.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION

                            UNAUDITED CONDENSED

                          STATEMENTS OF CASH FLOWS

                                                       For the Six Months
                                                         Ended June 30,
                                                     --------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $  (419,000)  $  (153,000)

  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                    10,000        11,000

  Changes in assets and liabilities:

    Decrease in accounts receivable                     6,000        67,000
    Increase in lease termination receivable                0    (2,983,000)
    (Increase) decrease in inventory                   (5,000)       17,000
    (Increase) decrease in prepaid expenses
      and other                                       410,000      (216,000)
    Increase (decrease) in accounts payable           (59,000)      520,000
    Increase in deferred franchise fees                23,000        30,000
    Increase (decrease) in other payable              274,000      (227,000)

Net cash provided (used) by operating activities      240,000    (2,934,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (324,000)            0
  Refund development costs                             85,000             0

Net cash used by financing activities                (239,000)            0

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  1,000    (2,934,000)

CASH AND CASH EQUIVALENTS - Beginning of period       125,000     3,242,000

CASH AND CASH EQUIVALENTS - End of period         $   126,000   $   308,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2.  SUBSEQUENT EVENTS

On July 29, 1996, Saint Andrews Golf Corporation (the "Company") sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $2,000,000 in cash. The sale was made pursuant to an Investment Agreement between the Company and TOI dated July 29, 1996 (the "Agreement"). The Agreement provides that TOI will purchase an additional 200,000 shares of Series A Convertible Preferred Stock for an additional $2,000,000 by September 12, 1996, and an additional 100,000 shares of Series A Convertible Preferred Stock for an additional $1,000,000 by October 27, 1996. The Company will use the proceeds of these sales for the SportPark segment of its business. Costs of approximately $200,000 will be associated with the issuance of this 500,000 shares of Series A Convertible Preferred Stock.

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible into one share of the Company's Common Stock at any time. The Series A Convertible Preferred Stock has a liquidation preference of $10 per share and the holder is entitled to receive dividends equal to any declared on the Company's Common Stock. Under certain circumstances, the Company may redeem the Series A Convertible Preferred Stock at a redemption price of $12.50 per share. Each share of Series A Convertible Preferred Stock is entitled to one vote and will vote along with the holders of the Company's Common Stock.

Pursuant to the term of the Agreement, TOI also received an option to purchase up to 250,000 shares of the Company's Common Stock at $5.00 per share at any time until July 29, 2001.

The Agreement provides for certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option.

Pursuant to the Agreement, the Company expanded the number of Directors of the Company from four to five, and elected Hideki Yamagata as an additional Director of the Company. Mr. Yamagata is President of Three Oceans Inc.

In connection with the initial closing of the Agreement, the Company granted TOI certain first refusal rights with respect to debt and/or equity financing arrangements for SportParks developed by the Company and any arrangements to obtain electrical and electronic equipment for such SportParks. In addition, the Company granted TOI and its designees certain signage rights at the Company's first two SportParks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SEASONALITY

Saint Andrews Golf Corporation's (the "Company") business is seasonal. The Company typically experiences sales peaks in the Spring and pre-Christmas seasons. Accordingly, the results of interim periods may not be indicative of results for the full year.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Total revenues increased $60,000 (8%) compared to 1995. The increase in revenues was attributable primarily to an increase in royalties and advertising income. Since franchise fees are recognized essentially when the applicable franchised store is opened, the decrease in franchise fees reflects a decrease in stores opened in 1996 as compared to 1995. There were 3 franchise stores under development at June 30, 1996.

Selling, general and administrative expenses increased by $322,000 (36%) in 1996 as compared to 1995, primarily as a result of development expenses associated with the All-American SportPark.

In May of 1994, the Company entered into a Ground Lease (the "Lease") for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of a golf/sports park. The lease contained provisions which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of the property.

In June 1995 the lessor notified the Company that it had entered into a sale agreement for the parcel and that it was exercising its right of termination. Pursuant to cancellation provisions contained within the Lease the Company was entitled to reimbursement of unamortized construction costs which it incurred, based upon criteria contained within the lease, up to an aggregate amount of $3.5 million.

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

Management believes, and legal counsel concurs, that a recovery of $3,000,000 is probable with regards to this litigation and that the amount will be collected in 1996. The Company has, accordingly, recorded the lease termination receivable as a current asset in the accompanying balance sheet as of June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Total revenues increased $3,000 (1%) compared to 1995. The increase in revenues was attributable primarily to an increase in advertising income which was offset in part by a decrease in franchise fees. Since franchise fees are recognized essentially when the applicable franchised store is opened, the decrease in franchise fees reflects a decrease in stores opened in 1996 as compared to 1995. There were 3 franchise stores under development at June 30, 1996.

Selling, general and administrative expenses increased by $174,000 (38%) in 1996 as compared to 1995, primarily as a result of development expenses associated with the All-American SportPark.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of approximately $2,413,000 as compared to working capital of approximately $2,607,000 at December 31, 1995. The decline in working capital was primarily due to the net loss for the six month period. Cash increased from $125,000 at December 31, 1995, to $126,000 at June 30, 1996. This increase in cash was primarily attributable to a decrease in prepaid expenses of $410,000, an increase in other payables of $274,000, an increase in deferred franchise fees of $23,000 and an $85,000 refund of development costs. These amounts were offset by the net loss of $419,000, a $59,000 decrease in accounts payable, and $324,000 of capital expenditures which were related to the All-America SportPark.

The Company's sources of working capital are cash flows from operations and the issuance of 500,000 shares of Series A Convertible Preferred Stock. On July 29, 1996, Saint Andrews Golf Corporation (the "Company") sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $2,000,000 in cash. The sale was made pursuant to an Investment Agreement between the Company and TOI dated July 29, 1996 (the "Agreement"). The Agreement provides that TOI will purchase an additional 200,000 shares of Series A Convertible Preferred Stock for an additional $2,000,000 by September 12, 1996, and an additional 100,000 shares of Series A Convertible Preferred Stock for an additional $1,000,000 by October 27, 1996. The Company will use the proceeds of these sales for the SportPark segment of its business. (See
Part II, Item 5 below.)

Management believes that these sources of cash will be adequate to fund operations through the balance of 1996. The Company has, in the past, funded a portion of its cash needs through loans from its Parent, however, there is no assurance that the Parent will be able to make any loans in the future.

The Company expects to have significant capital expenditures when construction of the first SportPark is commenced.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See "Results of Operations" above for a discussion of the lawsuit filed on February 27, 1996.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION

         (a)  SALE OF SERIES A CONVERTIBLE PREFERRED STOCK.

On July 29, 1996, Saint Andrews Golf Corporation (the "Company") sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $2,000,000 in cash. The sale was made pursuant to an Investment Agreement between the Company and TOI dated July 29, 1996 (the "Agreement"). The Agreement provides that TOI will purchase an additional 200,000 shares of Series A Convertible Preferred Stock for an additional $2,000,000 by September 12, 1996, and an additional 100,000 shares of Series A Convertible Preferred Stock for an additional $1,000,000 by October 27, 1996. The Company will use the proceeds of these sales for the SportPark segment of its business. Costs of approximately $200,000 will be associated with the issuance of this 500,000 shares of Series A Convertible Preferred Stock.

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible into one share of the Company's Common Stock at any time. The Series A Convertible Preferred Stock has a liquidation preference of $10 per share and the holder is entitled to receive dividends equal to any declared on the Company's Common Stock. Under certain circumstances, the Company may redeem the Series A Convertible Preferred Stock at a redemption price of $12.50 per share. Each share of Series A Convertible Preferred Stock is entitled to one vote and will vote along with the holders of the Company's Common Stock.

Pursuant to the term of the Agreement, TOI also received an option to purchase up to 250,000 shares of the Company's Common Stock at $5.00 per share at any time until July 29, 2001.

The Agreement provides for certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option.

Pursuant to the Agreement, the Company expanded the number of Directors of the Company from four to five, and elected Hideki Yamagata as an additional Director of the Company. Mr. Yamagata is President of Three Oceans Inc.

In connection with the initial closing of the Agreement, the Company granted TOI certain first refusal rights with respect to debt and/or equity financing arrangements for SportParks developed by the Company and any arrangements to obtain electrical and electronic equipment for such SportParks. In addition, the Company granted TOI and its designees certain signage rights at the Company's first two SportParks.

         (b)  LEASE FOR LAS VEGAS SPORTPARK SITE.

On July 12, 1996, the Company entered into a lease covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company intends to develop its first All-American SportPark. The project is expected to include a golf driving range; a pro shop/clubhouse; a par 3 golf course; a 27-hole putting course; a

Major League Baseball Slugger Stadium; a NASCAR Speed Park; an off-ice hockey complex; and other facilities. The land is adjacent to McCarron International Airport and in the vicinity of the new Circus Circus multi-billion dollar hotel resort development referred to as "The Millennium Project". The lease will be for an initial term of 15 years, and the Company will have two options to extend for five years each. The landlord may cancel the lease if the SportPark is not completed by July 12, 1998.

The lease provides for a minimum rental during the first five years of $625,000 per year. The minimum rental will begin to accrue when the SportPark opens or 12 months after the lease period commences, whichever occurs first. The minimum rental will be increased 10% at the end of each five years during the term of the lease. The Company will be required to pay additional rent to the extent that percentages ranging from 3% to 10% of gross receipts, depending on the type of revenue, exceeds the minimum rental. In connection with the signing of the lease, the Company paid a deposit of $500,000 which will be applied to minimum rental payments, and to a security deposit of approximately $104,000 which will be applied to minimum rental payments at the end of the fourth year of the lease.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                                    SAINT ANDREWS GOLF CORPORATION

                                    By:/s/ Ronald Boreta
                                      Ronald Boreta, President
                                      and Chief Financial Officer
Date: August 9, 1996

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
- -------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically