Form 10QSB
period 1996-09-30
SAINT ANDREWS GOLF CORP
filed 1996-11-19
CIK 930245

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                        Commission File Number: 0-24970

                         SAINT ANDREWS GOLF CORPORATION
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Nevada                                      88-0203976
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

     5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada  89118
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

                            Yes X             No___

As of November 11, 1996, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                       SAINT ANDREWS GOLF CORPORATION
                                 FORM 10-QSB

                                    INDEX

PART I:  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets              3

         Unaudited Condensed Consolidated Statements of Income        4

         Unaudited Condensed Consolidated Statements of Cash Flows    5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                  6-7

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                          8-9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                             9

Item 2.  Changes in Securities                                        10

Item 3.  Defaults Upon Senior Securities                              10

Item 4.  Submission of Matters to a Vote of Security Holders          10

Item 5.  Other Information                                            10

Item 6.  Exhibits and Reports on Form 8-K                             10

         Signatures                                                   11

                       SAINT ANDREWS GOLF CORPORATION
                     UNAUDITED CONDENSED BALANCE SHEETS

                                   ASSETS

                                             September 30,   December 31,
                                                  1996           1995
                                              -----------    -----------
                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                   $3,351,000     $  125,000
  Accounts receivable from franchises, net       283,000        304,000
  Stock subscriptions receivable               1,000,000              0
  Lease termination receivable                 3,123,000      3,000,000
  Inventories                                          0         57,000
  Prepaid expenses and other                      36,000        443,000
    Total current assets                       7,793,000      3,929,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                  1,578,000      1,147,000

OTHER ASSETS                                       1,000          1,000

                                              $9,372,000     $5,077,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $  677,000     $1,199,000
  Deferred franchise fees                        183,000        120,000
  Other payables                                 462,000          3,000
    Total current liabilities                  1,322,000      1,322,000

STOCKHOLDERS' EQUITY:
  Preferred stock                              4,838,000              0
  Common stock                                     3,000          3,000
  Additional paid in capital                   3,495,000      3,495,000
  Common stock purchase warrants                 187,000        187,000
  Retained earnings                             (473,000)        70,000
    Total stockholders' equity                 8,050,000      3,755,000

                                              $9,372,000     $5,077,000

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAINT ANDREWS GOLF CORPORATION
                            UNAUDITED CONDENSED
                            STATEMENTS OF INCOME

                                For the Three Months     For the Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
REVENUES:
  Franchise fees                   40,000      40,000     160,000     165,000
  Royalties                       290,000     326,000     903,000     920,000
  Wholesale                             0           0           0       7,000
  Other                            48,000      81,000     147,000     127,000

  Total revenues                  378,000     447,000   1,210,000   1,219,000

EXPENSES:
  Cost of sales                    99,000           0     134,000      31,000
  Selling, general and
    administrative                397,000     443,000   1,412,000   1,337,000
  Golf centers and driving
    range development costs         6,000           0     207,000           0

  Total expenses                  502,000     443,000   1,753,000   1,368,000

INCOME (LOSS) BEFORE PRO-
  VISION FOR INCOME TAXES
  AND MINORITY INTEREST          (124,000)      4,000    (543,000)   (149,000)

PROVISION FOR INCOME TAXES              0           0           0           0

NET INCOME (LOSS)                (124,000)      4,000    (543,000)   (149,000)

NET INCOME (LOSS) PER
  COMMON SHARE:                $     (.03) $      .00  $     (.15) $     (.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
                            UNAUDITED CONDENSED
                          STATEMENTS OF CASH FLOWS

                                                     For the Nine Months
                                                      Ended September 30,
                                                     --------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $  (543,000)  $  (149,000)

  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                    16,000        16,000

  Changes in assets and liabilities:

    Decrease in accounts receivable                    21,000       105,000
    Increase in lease termination receivable         (123,000)   (2,484,000)
    Decrease in inventory                             (57,000)        7,000
    (Increase) decrease in prepaid expenses
      and other                                       407,000      (137,000)
    Increase in other assets                                0      (617,000)
    Increase (decrease) in accounts payable           (68,000)      411,000
    Increase in deferred franchise fees                63,000        30,000
    Increase (decrease) in other payable              459,000      (227,000)

Net cash provided (used) by operating activities      289,000    (3,045,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                               (986,000)            0
  Refund development costs                             85,000             0

Net cash used by financing activities                (901,000)            0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock                     4,000,000             0
  Preferred stock issuance costs                     (162,000)            0

Net cash provided by financing activities           3,838,000             0

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              3,226,000    (3,045,000)

CASH AND CASH EQUIVALENTS - Beginning of period       125,000     3,242,000

CASH AND CASH EQUIVALENTS - End of period         $ 3,351,000   $   197,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2.  LEASE

On July 22, 1996, All-American SportPark, Inc., a wholly-owned subsidiary of Saint Andrews Golf Corporation, executed a 15 year (two 5 year options) ground lease for 65 acres of vacant land for the development of the company's first All-American SportPark project. Future minimum lease payments for the next five years follow:

     Year  1   $625,000
           2    625,000
           3    625,000
           4    625,000
           5    625,000

NOTE 3.  PREFERRED STOCK ISSUANCE

On July 29, 1996, Saint Andrews Golf Corporation (the "Company") sold 500,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $5,000,000. As of September 30, 1996, TOI has paid $4,000,000 for 400,000 shares. The additional 100,000 shares were issued and paid on October 27, 1996. The Company is using these proceeds, less the $162,000 estimated cost of issuance, to develop its subsidiary, All-American SportPark, Inc.

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

          SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARY

                   NOTES TO UNAUDITED CONDENSED
                       FINANCIAL STATEMENTS

NOTE 3.  PREFERRED STOCK ISSUANCE (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SEASONALITY

Saint Andrews Golf Corporation's (the "Company") business is seasonal. The Company typically experiences sales peaks in the Spring and pre-Christmas seasons. Accordingly, the results of interim periods may not be indicative of results for the full year.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

During the nine months ended September 30, 1996, the Company had a net loss of $543,000 as compared to a net loss of $149,000 for the same period in 1995. Total revenues for the first nine months of 1996 decreased by approximately $9,000 (1%) as compared to the same period in 1995. The decrease in revenues was primarily attributable to a decrease in royalties which declined $17,000 to $903,000, primarily due to lower sales at the franchisee level in the third quarter. Management believes the lower sales in the third quarter of 1996 were temporary declines due to poor weather during September in the Canadian province, the relocation of two Canadian stores, and an unexpected sales decline during the three weeks of the Olympic Games. In addition, franchise fees decreased by $5,000 as a result of fewer store openings, and wholesale sales were down by $7,000 as a result of the discontinuance of sales of computers to franchisees. These reductions were partially offset by an increase in other revenues due primarily to a new advertising program for franchisees.

Expenses increased by $385,000 (28%) compared to 1995. The increase in expenses included a $103,000 increase in costs of sales which in part was due to a $29,000 increase in computer costs as a result of obsolete inventory associated with the discontinued computer sales to franchisees, a $74,000 increase in advertising costs for the new advertising program for franchisees, a $75,000 increase in selling and administrative cost due to costs incurred in a new wholly-owned subsidiary, All-American SportPark, Inc., and a $207,000 increase in development expenses for a golf center to be operated by this subsidiary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

During the three months ended September 30, 1996, the Company had a net loss of $124,000 as compared to a net profit of $4,000 for the same period in 1995. Total revenues for the third quarter of 1996 decreased by approximately $69,000 (15%) compared to 1995. The decrease in revenues was the result of a $36,000 decrease in royalties due to lower sales at the franchisee level which is attributed to poor weather in Canada, two Canadian store relocations, and a slow down in sales during the 1996 summer Olympic Games. In addition, the Company had a $33,000 reduction in other income.

Expenses increased by $59,000 (13%) as compared to 1995. The increase in expenses included a $99,000 increase in cost of sales which was primarily due to a $61,000 increase in computer costs as a result of obsolete inventory associated with the discontinued computer sales to franchisees, and a $38,000 increase in advertising costs for the new advertising program for franchisees. Selling, general and administrative expenses for the current quarter decreased by $46,000 as compared to 1995. The reduction was due to a $123,000 reclassification of legal fees expensed in 1995, in anticipation of the settlement on October 1, 1996 of the ground lease lawsuit. Also, selling, general and administrative expenses were decreased by a $46,000 reclassification of advertising expenses to cost of sales as a result of a new advertising program for franchisees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of approximately $6,471,000 compared to $2,607,000 at December 31, 1995. This increase was primarily due to the sale of preferred stock by the Company.

Cash increased from $125,000 at December 31, 1995 to $3,351,000 at September 30, 1996. This increase in cash was primarily attributable to financing activities with a $3,838,000 increase coming from the issuance of preferred stock. These financing activities were augmented by $289,000 of cash provided by operations primarily due to a decrease in prepaid expenses and an increase in other payables.

Cash flows from investing activities used $901,000 as a result of $986,000 of capital expenditures during the nine months which were primarily related to the All-American SportPark, Inc. subsidiary. This was slightly offset by a $85,000 refund for returned items on the development of the golf/sports park development (referred to under "Legal Proceedings" in this Report).

The Company's sources of working capital include its current cash balance and cash flows from operating activities. On July 29, 1996, the Company sold 500,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, for $5,000,000. AS of September 30, 1996, TOI had paid $4,000,000 for 400,000 shares. The additional 100,000 shares were issued for $1,000,000 on October 27, 1996. The Company is using these proceeds, less the $162,000 estimated cost of issuance, to develop its subsidiary, All-American SportPark, Inc.

Management believes that these sources of cash will be adequate to fund operations throughout the balance of 1996.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In May of 1994, the Company entered into a Ground Lease (the "Lease") for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of a golf-sports park. The lease contained provisions which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of the property as long as the intended use of the property after the sale was not a golf/sports park as contemplated by the Company.

In June 1995 the lessor notified the Company that it had entered into a sale agreement for the parcel and that it was exercising its right of termination. Pursuant to cancellation provisions contained within the Lease, the Company was entitled to reimbursement of unamortized construction costs which it incurred, based upon the criterion contained within the Lease, up to an aggregate amount of $3.5 million.

Upon notification of the Lease termination, the Company ceased construction activities and submitted substantiation for construction costs totalling approximately $3.9 million. Utilizing applicable formulas derived form the Lease, the Company believed that, based on the maximum expenditures available for reimbursement of $3.5 million, $3,279,465 in costs were reimbursable by the purchaser. The purchaser reviewed such support and indicated that he believed that only a portion of the construction costs submitted were reimbursable within the context of the Lease agreement.

On February 27, 1996 the Company filed a complaint against the purchaser with the District Court, Clark County, Nevada, against the purchaser of the parcel seeking an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.

In October 1996, a settlement of $3,217,500 was reached and paid to the Company.

ITEM 2.   CHANGES IN SECURITIES - None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION - None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibit 27 - Financial Data Schedule: Filed herewith electronically

    (b)   Reports on Form 8-K.

The Company filed one report on Form 8-K dated July 29, 1996, reporting information under Item 5 - "Other Events" concerning the sale of preferred stock to Three Oceans Inc.

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

                                    SAINT ANDREWS GOLF CORPORATION

                                    By:/s/ Ronald Boreta
                                       Ronald Boreta, President
                                       and Chief Financial Officer
Date: November 18, 1996

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically