Form 10KSB
period 1996-12-31
SAINT ANDREWS GOLF CORP
filed 1997-04-15
CIK 930245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  December 31, 1996

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from: _____ to _____

                         Commission File No. 0-024970

                        SAINT ANDREWS GOLF CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                         88-0203976
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

                  5325 SOUTH VALLEY VIEW BOULEVARD, SUITE 10
                           LAS VEGAS, NEVADA  89118
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE     CLASS A COMMON STOCK PURCHASE WARRANTS
      (Title of Class)                        (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  $-0-.

As of March 6, 1997, 3,000,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $3,250,000.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Saint Andrews Golf Corporation (the "Company" or "Saint Andrews") has developed a concept for family-oriented sports theme parks named "All-American SportPark," which includes a live action sports entertainment complex that features a Major League Baseball Slugger Stadium; a NASCAR SpeedPark; a major sponsored golf facility, which is comprised of an executive golf course, driving range, putting course, clubhouse and training center; a SportsCenter pavilion including a multi-purpose sports arena, sports bar and clubhouse grill, brand name food court, sporting goods retail superstore, specialty retail areas, special events space and a number of lease tenant facilities.

     On July 12, 1996, the Company entered into a lease covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company intends to develop its first All-American SportPark. The property is located south of the Luxor Hotel on "The Strip" and borders the new I-215 Loop around the City of Las Vegas. The land is adjacent to McCarran International Airport and in the vicinity of the new Circus Circus multi-billion dollar hotel resort development referred to as "The Millennium Project".

     The Company has been engaged in the business of franchising retail stores which use the name "Las Vegas Discount Golf & Tennis" and which sell a variety of golf and tennis equipment, including apparel and accessories.

     The Company's business began in 1974 when Vaso Boreta, the President and Chairman of the Board of the Company, opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta as an affiliated store of the Company (the "Affiliated Store"), subsequently began distributing catalogs and developing a mail order business for the sale, principally of golf, and, to a lesser extent, tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept and commenced the sale of franchises. As of February 26, 1997, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

     The Company is a Nevada corporation which was incorporated on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, and was further changed to "Saint Andrews Golf Corporation" on August 12, 1994.

     The Company was acquired by Las Vegas Discount Golf & Tennis, Inc., a publicly-held company, in February 1988, from Vaso Boreta, who was its sole shareholder. Vaso Boreta presently owns 49.3% of the outstanding stock of Las Vegas Discount Golf & Tennis, Inc., and serves as the Chairman of the Board of the Company and Chairman of the Board, President and CEO of Las Vegas Discount Golf & Tennis, Inc. Las Vegas Discount Golf & Tennis, Inc. presently owns 2,000,000 shares of the Company's common stock, which represents approximately 66.7% of the Company's capital stock outstanding.

     During July 1994, the Company set up a wholly-owned Nevada subsidiary named All-American SportPark, Inc., which will be the entity under which the All-American SportPark is to be operated. Saint Andrews Golf Corporation and All-American SportPark, Inc. are referred to herein collectively as the "Company."

     On August 12, 1994, the Company effected a 4,000 for 1 stock split of its Common Stock. All financial information and share data in this Report gives retroactive effect to the stock split.

     In December 1994, the Company completed an initial public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. Two Class A Warrants entitle the holder to purchase one share of Common Stock. The net proceeds to the Company from this public offering were approximately $3,684,000.

     On July 29, 1996, the Company sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of SANYO North America Corporation, for $2,000,000 in cash pursuant to an Investment Agreement between the Company and TOI (the "Agreement"). TOI purchased 300,000 additional shares of Series A Convertible Preferred Stock for an additional $3,000,000 in September and October 1996, pursuant to the Agreement. The Company will use the proceeds of these sales for the SportPark segment of its business.

     On December 16, 1996, the Company and its majority shareholder, Las
Vegas Discount Golf & Tennis, Inc. ("LVDG"), entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" to dispose of all but one of the four retail stores owned by LVDG, all of LVDG's wholesale operations and the entire franchising business of the Company. Accordingly, at December 31, 1996, the Company accounted for its franchise business segment as "discontinued operations" and three retail stores to be sold as "held for sale" in the consolidated financial statements included in this Report. On February 26, 1997, the Company and LVDG completed this transaction, and as a result the Company's operations, assets and liabilities now relate solely to the development and operation of "All-American SportParks".

     Also in December 1996, the Company and LVDG announced that they intend to merge LVDG into the Company, however, the terms of this merger have not been negotiated pending the completion of an independent valuation of the two companies. The proposed merger has not been approved by the Board of Directors of either company, and would be subject to a number of contingencies including, among other things, the effectiveness of a registration statement which would be filed with the Securities and Exchange Commission, and the approval of the respective shareholders of each company.

     The Company's offices are located at 5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada 89118. Its telephone number is (702) 798-7777.

                               SALE OF ASSETS

     On February 26, 1997, LVDG and the Company completed the sale of all but one of the retail stores owned by LVDG, LVDG's wholesale operations and the Company's franchising business to an unaffiliated entity.

     The total price for the transaction was $5,354,287.25 of which $4,600,000.00 was paid in cash, $264,176.62 was paid with a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting of inventory and trade payables, $200,000 was placed in escrow for two years to cover potential indemnification obligations, $60,475 was withheld for sales taxes, and $29,635.63 was withheld for accrued vacation liabilities. Of the total purchase price, $2,603,787.25 was allocated to LVDG and $2,750,500 was allocated to the Company.

     In connection with the sale of the above-described assets, LVDG and the Company agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at SportPark and driving range facilities which it may operate. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, the President of LVDG, Ron Boreta, the President of the Company, and John Boreta, a principal shareholder of LVDG, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for Summerlin, Nevada.

                            BUSINESS OF THE COMPANY

                            ALL-AMERICAN SPORTPARK

     The Company has developed a concept for family-oriented sports theme parks named "All-American SportPark," which will be a live action sports entertainment complex that will feature a Major League Baseball Slugger Stadium; a NASCAR SpeedPark; a major sponsored golf facility, which is comprised of an executive golf course, driving range, putting course, clubhouse and training center; a SportsCenter pavilion including a multi-purpose sports arena, sports bar and clubhouse grill, brand name food court, sporting goods retail superstore, specialty retail areas, special events space and a number of lease tenant facilities.

     On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company intends to develop its first All-American SportPark. The project is expected to include a golf driving range; a pro shop/clubhouse; a training and custom club-fitting center; a par 3 golf course; a Major League Baseball Slugger Stadium; a NASCAR SpeedPark; an off-ice hockey complex; an All-American SportPark Pavilion and Arena; and other facilities. The property is located south of the Luxor Hotel on "The Strip" and borders the new I-215 Loop around the City of Las Vegas. The land is adjacent to McCarran International Airport and in the vicinity of the new Circus Circus multi-billion dollar hotel resort development referred to as "The Millennium Project". The lease will be for an initial term of 15 years, and Saint Andrews will have two options to extend for five years each. The landlord may cancel the lease if the SportPark is not completed by February 1, 1999.

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

     As of the date of this Report, the Company has not secured financing for the construction of the first SportPark. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing, and the Company's own cash. There is no assurance that financing will be obtained from any of these sources.

     The design of the project is completed for the golf facilities and approximately 90% completed for the arena pavilion and other sports activities. All design work should be completed during April 1997. The Company anticipates that the golf facilities may open by Labor Day 1997 and the arena pavilion and other sports facilities by mid-November 1997. The projected opening dates are subject to change due to delays in obtaining financing; construction delays due to availability of construction personnel, materials, adverse weather and other factors; delays in obtaining governmental permits and approvals; and other factors.

     The Company has obtained project zoning, use permits and variances from Clark County; Federal Aviation Administration approval for construction (due to the SportPark's proximity to McCarran International Airport); approval of the Clark County Department of Aviation; and architectural review approval by the Planning Commission. The Company has submitted a comprehensive Water Plan which is currently being reviewed. It is anticipated that all building plans will be submitted for review in April 1997.

FEATURE ATTRACTIONS

     MAJOR LEAGUE BASEBALL "SLUGGER STADIUM." The Slugger Stadium will be a full size replica of a major league ballpark for batting and baseball training. The Company has been granted a license from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums through December 31, 1997. Under the license agreement, the Company also has the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium is a nostalgic formatted batting stadium which attempts to duplicate a major league experience for its patrons. Unlike batting cages which are the normal industry standard, the Company's design is a full size stadium that replicates many of the features of a modern baseball stadium. Plans include 16 batter boxes and 16 on-deck circles. Batters will have the option of hitting hard or soft balls delivered at three different speeds. Outfield wall replicas of Fenway Park's "Green Monster" Wall, Baltimore's Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball Park in Arlington, Texas will be designed to challenge batters to hit the balls out of the park. Completing the Major League experience will be authentic turnstiles, classic ballpark food and beverage concessions, baseball memorabilia, electronic scoreboard and specially designed sound systems that provide typical baseball sounds including proprietary designed umpire calls of balls and strikes.

     GOLF COUNTRY CLUB DRIVING RANGE, PAR 3 GOLF COURSE, GOLF CLUBHOUSE AND TRAINING CENTER. The Company is in discussions with several potential corporate sponsors for the driving range facility. The range is expected to house 110 driving range stations in a two-tiered format. The range is designed to have the appearance of an actual golf course with grass greens surrounded by sand traps and lakes as hitting targets. Pro-line equipment and popular brand name golf balls will be utilized. Plans also include a putting and chipping green and state-of-the-art training center. In addition, the SportPark will include an executive nine hole, par three golf course. The golf course is being designed to be challenging, and will include a pond and other water hazards. The facility will also include a clubhouse with a country club atmosphere including a tree-lined driveway with PGA Tour Player personality banners and an eight-foot tall bronze statue of Bobby Jones.

     NASCAR SPEEDPARK. The Company has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark. The license expires on December 31, 1997. The SpeedPark will include three tracks to accommodate three styles of racing: family, adult and junior tracks. The family go-kart track will be a 1,200 linear foot road course for five horsepower go-karts designed for families and children 10 and up, and the other track will be a 2,200-foot road course track for eighteen horsepower NASCAR-style go-karts designed for youths and adults 16 years and older. The SpeedParks will be comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, the

NASCAR Jr. Track, the Tailgater's Dining Circle and the NASCAR Retail Trackside Trailer Merchandising Experience.

     In May 1996, the Company entered into an agreement with Jeff Gordon, the 1995 NASCAR Winston Cup Champion and the 1997 Daytona 500 Champion, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon will be paid $25,000 for his services during 1996, $25,000 per SpeedPark per year thereafter ($325,000 guaranteed over the life of the agreement); .25% of net profits to go to a charity designated by Mr. Gordon; and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under the Company's stock option plan.

     The Company is working with Roush Racing to develop the go-karts for the NASCAR SpeedParks. Roush Racing fields three NASCAR Winston Cup teams, two NASCAR Busch Grand National teams, and two NASCAR Craftsman teams. Roush is working with the Company to develop replicas of NASCAR Winston Cup Stock Cars and NASCAR Craftsman Trucks.

     OTHER ATTRACTIONS. The SportPark will also include a sports pavilion with a multipurpose sports arena, food courts, meeting rooms, specialty retail areas, special events space and leased tenant facilities for food and beverage service, retail merchandise, video game and sports skill redemption games, and other possible ancillary businesses.

AGREEMENT WITH ORACLE ONE PARTNERS, INC.

     The Company has entered into a letter agreement with Oracle One
Partners, Inc. ("Oracle") whereby Oracle has been retained to assist the Company in obtaining corporate sponsorship for certain areas of the Sports Park including a license agreement from Major League Baseball for the Slugger Stadium. The initial period of the agreement was for the three month period ending September 30, 1994, and the agreement has been continued on a month-to-month basis since then. The Company is paying Oracle $4,000 a month and has agreed to pay Oracle 10% of the gross of any sponsorship fees for sponsors obtained through the efforts of Oracle. The Company paid Oracle $60,000 for its efforts in obtaining the license agreement with Major League Baseball. During April 1996, the Company issued options to a principal of Oracle to purchase 10,000 shares of the Company's Common Stock.

AGREEMENT WITH MAJOR LEAGUE BASEBALL

     In December 1994, the Company entered into an agreement with Major
League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of Saint Andrews' Slugger Stadium concept. The Company obtained a license for indoor and outdoor baseball batting stadiums in the United States through December 31, 1997, and in return the Company will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium.

     The Company's right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

LETTER OF INTENT WITH PEPSI-COLA COMPANY

     In January 1997, the Company entered into a non-binding letter of intent with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the proposed agreement, Pepsi would receive certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments beginning when the

SportPark opens. The rights to be granted to Pepsi are expected to include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in the SportPark, and that Pepsi would have the right to name the arena. In addition, the agreement is expected to provide that Pepsi will provide the equipment needed to dispense its products at the SporkPark.

     The Company also anticipates that the agreement with Pepsi will provide that the Company and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

LIABILITY INSURANCE

     The Company intends to purchase a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. There is no assurance that such coverage can be obtained, or if obtained, that it can be obtained at reasonable rates nor that it will be sufficient to cover or be available for future claims.

MARKETING

     Major League Baseball Slugger Stadium is the "Official Batting Stadium of Major League Baseball". The unique baseball stadium concept is expected to be expanded to other locations in the United States using the prototype installation at the All-American SportPark as a demonstration facility. Considerable market research by management has indicated a large potential market for Slugger Stadium. Possible locations include new gated sites inside major theme parks, attachments to regional and value oriented shopping malls, inside new sports stadium and Major League Ballpark complexes which are either in the planning and design phase or currently under construction and other All-American SportParks or as stand alone sites. Target consumers include the family, adults, softball players and all youth baseball organizations.

     The golf facility concept which includes the executive nine-hole par 3 golf course, driving range, clubhouse and practice putting and chipping areas are designed as a country club atmosphere for the general public. The golf portion may be expanded into various hotel and resort areas throughout the United States and can also be included in the SportPark opportunities described above or as a stand alone business.

     NASCAR SpeedPark is the "Only Officially Licensed NASCAR Go-Kart
Facility in the World". Management plans to develop the concept to include installations alongside Superspeedways, NASCAR Team Race/Shops Racing Retail & Entertainment Centers, stand alone facilities and as a separate gated attraction inside major theme parks throughout the United States.

     The All-American SportPark Pavilion area of the project can be recreated as a stand alone development in a downtown urban setting alongside new arenas, shopping malls, and football/baseball stadiums. It can also be adapted to a multi-level attraction including a portion of the golf center on the roof to the structure.

     The Company's marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the first location in Las Vegas would require considerably more financial resources than the Company presently has and more management and human resources than presently exist at the Company.

COMPETITION

     Any SportParks built by the Company will compete with any other family/sports attractions in the city where the SportPark is located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. The Company will be relying on the combination of active user participation in the sports activities and competitive pricing to encourage visitors and patrons. There can be no assurance that the Company will be able to operate the park on a profitable basis.

TRADE NAMES AND TRADEMARKS

     Saint Andrews has filed an "intent to use" trademark application for "All-American SportPark" and a related design and "Slugger Stadium". The Company has also filed "intent to use" trademark applications with regard to the "St. Andrews" name and related designs with respect to mens' and womens' clothing and certain golf equipment and accessories. The Company intends to maintain the integrity of the trademarks, other proprietary names and marks against unauthorized use.

     The trademarks "Las Vegas Discount Golf & Tennis" and "St. Andrews" on golf clubs and golf bags, are registered on the principal register of the United States Patent and Trademark Office as well as in Canada and in the State of Nevada. Management of the Company also believes that it and/or the Company have developed proprietary rights to the name "Birdie Golf". In February 1997, the rights to the trademarks "Las Vegas Discount Golf & Tennis" and "Birdie Golf" were assigned to the purchaser in the sale of assets transaction.

     The purchaser of the assets granted back to Boreta Enterprises, Ltd. a perpetual license to use the name Las Vegas Discount Golf & Tennis for retail equipment stores in the State of Nevada, south of a line between Pahrump, Nevada and Mesquite, Nevada, except for Summerlin, Nevada.

EMPLOYEES

     As of March 3, 1997, the Company employed a total of seven persons on a full-time basis. The Company is also sharing nine persons with the entity which purchased the franchise business for an unspecified period. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's majority shareholder, LVDG, leases approximately 15,500 square feet of warehouse space and approximately 6,000 square feet of office space at 5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada, at an aggregate monthly rent of approximately $14,000 from its Chairman of the Board. The rent is adjustable annually based on increases in the consumer price index and the lease expires January 31, 2005. The Company and LVDG share this space and allocate the rent pro-rata based on usage. From July 1994 until June 1996, the Company was allocated 33% of the rent and LVDG was allocated 67% of the rent. Commencing July 1, 1996 the allocation was reversed and the Company was allocated 67% of the rent and LVDG was allocated 33%. The Company believes that the rent paid is comparable to that which it could obtain from an unaffiliated party.

     In February 1997, LVDG subleased a majority of the warehouse space and approximately one-half of the office space to the purchaser in the asset sale. The purchaser will pay its pro rata share of the rent, but this amount had not been calculated as of the date this report was filed.

     On July 22, 1996, the Company entered into a lease for 65 acres of land in Las Vegas, Nevada, on which the Company intends to build its first SportPark. The terms of the lease are described above under the heading "BUSINESS OF THE COMPANY -- ALL AMERICAN SPORTPARK."

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the lawsuits described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On February 27, 1996, the Company filed a Complaint in the District Court, Clark County, Nevada, against Gordon Gaming Corporation ("Gordon"), the Company which purchased from Howard Hughes Corporation ("Hughes") the property in Las Vegas where the Company was preparing to build its first SportPark.
The lawsuit is based on a lease which the Company entered into with Hughes on May 31, 1994, for approximately 33 acres located at the corner of Sahara and Las Vegas Boulevard South. Pursuant to the lease, Hughes had the right to terminate the lease if the property was sold provided that the Company would be reimbursed for certain expenditures up to a maximum of $3.5 million.

     The lease was terminated on June 21, 1995, and according to the terms of the lease, Hughes was required to pay the Company its reimbursable amount no later than 30 days after the termination. When Gordon purchased the property from Hughes, it assumed Hughes' obligations relating to the termination of the lease. Gordon refused to make any payment to the Company, even the amount which both parties agreed was reimbursable. The Complaint sought an unspecified amount of compensatory damages, punitive damages, attorneys' fees and costs.

     In October 1996, a settlement of $3,217,500 was reached and paid to the Company.

     In 1995, Giant Ride, Inc. filed suit in the District Court of Clark County, Nevada against the Company claiming that the Company had breached a contract to purchase a giant slide for the Company's Las Vegas SportPark. Giant Ride, Inc. is seeking an unspecified amount of damages. The Company denies that it had a contract to purchase such a slide.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ Small-Cap Market under the symbol "SAGC." The following table sets forth the high and low sales prices of the Common Stock for the periods indicated.

                                                 HIGH         LOW
      -----------------------------              -----      -------
     Year Ended December 31, 1995:
       First Quarter                             $6.25      $4.50
       Second Quarter                            $7.75      $5.625
       Third Quarter                             $8.50      $4.875
       Fourth Quarter                            $6.50      $4.375

      Year Ended December 31, 1996:
       First Quarter                             $6.375     $3.625
       Second Quarter                            $7.875     $4.5625
       Third Quarter                             $6.875     $3.875
       Fourth Quarter                            $5.25      $3.25

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 2, 1997, was 24. This does not include approximately 700 shareholders who hold stock in their accounts at broker/dealers.

     DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

     PRIVATE SALES OF SECURITIES. During July, September and October 1996, the Company sold an aggregate of 500,000 shares of Series A Convertible Preferred Stock to Three Oceans, Inc., a subsidiary of Sanyo North America Corporation for $5,000,000 in cash. Such shares of Series A Convertible Preferred are convertible into 500,000 shares of the Company's Common Stock. In connection with this sale, the Company issued an option to Three Oceans, Inc. to purchase 250,000 shares of the Company's Common Stock at $5.00 per share. The option expires on July 29, 2001.

     In connection with these issuances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The shares were offered for investment only to an accredited investor and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     The Company historically engaged in franchising retail stores which use the name "Las Vegas Discount Golf & Tennis". The Company received a fee from each franchise sold and thereafter received a royalty based on the sales volume at the franchised location. The Company, in return, provided advertising, training and other services to franchisees. As of December 31, 1996, the Company had 45 franchise stores in operation located in 16 states and 2 foreign countries. In addition to the franchise business, the Company is currently involved in the development of sport-oriented theme parks under the name "All-American SportPark."

     On February 26, 1997, the Company and Las Vegas Discount Golf & Tennis, Inc., the majority shareholder of the Company, sold certain assets and transferred certain liabilities to an unrelated buyer in a transaction pursuant to an "Agreement for the Purchase and Sale of Assets." The total consideration received was approximately $5.3 million of which $2.8 million was allocated to the Company. Specifically, the Company sold all of its interest in its franchise business, including its rights under agreements with franchisees, the right to franchise such stores and the rights to related trademarks. The buyer assumed certain trade payables of the Company and Las Vegas Discount Golf & Tennis, Inc. The Company expects to recognize a gain of approximately $2.6 million from this sale in the first quarter of 1997.

     The Company's future operations will consist of the development and operation of sports-oriented theme parks.

1996 VERSUS 1995

DISCONTINUED OPERATIONS

     Franchise fees and royalties revenues and expenses have been classified as discontinued operations due to the disposal of the franchise business segment.

     Franchise fee revenue in 1996 was $240,000 compared to $245,000 in 1995. Six new franchise locations were sold in both 1996 and 1995. Royalties generated by the Company's 45 franchise stores in operation in 1996 totaled approximately $1.2 million. The fifty franchises in operation in 1995 produced approximately $25,000 more in royalty revenue for the Company.

     Selling, general and administrative expenses related to the franchise business segment totaled $1.7 million for the year ended December 31, 1996, versus $1.5 million in 1995. The increase is due to higher marketing costs to secure franchise locations and increases in training and other support service costs related to administration of the franchise program.

     The loss from discontinued operations of $329,000 in 1996 versus $24,400 in 1995 is principally due to increased selling, general and administrative costs of $195,000 and increased bad debt expense of $52,000 in addition to the decrease in $25,000 in royalty revenue.

CONTINUING OPERATIONS

     INCOME. Interest income decreased from $86,200 in 1995 to $69,800 in 1996. Other income was $25,700 in 1996 versus $8,300 in 1995 representing an increase in income recognition of deferred income related to advance royalty payments from an agreement with a national credit card company.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses related to continuing operations consist principally of payroll, rent and other corporate costs. The increase from $279,100 in 1995 to $305,600 in 1996 relates to an increase in allocated rental expense of $25,000 related to the SportPark operations.

     SPORTPARK DEVELOPMENT COSTS. The Company's strategic emphasis at this point is the development of sports-oriented theme parks under the name "All-American SportPark." During 1996, the Company expensed $207,000 in development of this concept versus $108,000 in 1995. The Company has leased a site for its first "All-American SportPark" development in Las Vegas, Nevada which is scheduled to open in November 1997 (see discussion under "Liquidity and Capital Resources.")

     INCOME TAXES. Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits.

     NET LOSS. The loss from continuing operations for the year ended December 31, 1996 of $421,100 compared to a loss of $292,600 in 1995. The losses are principally attributed to the startup nature of the Company's new business focus involving the development of the "All-American SportPark" operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996 and 1995, the Company held cash and cash equivalents of $5,818,100 and $125,100, respectively. Cash used in operating activities in 1996 was $680,600. This compares to cash provided by operating activities during 1995 of $661,200.

     During the year ended December 31, 1996, the Company's principal source of cash resulted from the sale of $5 million in Series A Convertible Preferred Stock through a private placement.

     Capital expenditures during the year related primarily to the Company's on-going development efforts for the "All-American SportPark" concept.
Project development costs, both those expensed and deferred, totaled $763,000 in 1996. In July 1996, the Company entered into a lease for 65 acres of undeveloped land in Las Vegas, Nevada, which will be the site of the Company's first "All-American SportPark." As part of the lease arrangements, the Company was required to post a refundable $500,000 deposit with the lessor.

     Capital expenditures for 1997 are expected to be approximately $20 million and relate predominately to the Las Vegas SportPark development. As previously noted, the Company received initial proceeds of $3.1 million on February 26, 1997, from the sale of the franchise businesses. The cash balance for the Company as of February 28, 1997, totals approximately $8.1 million.

     Overall, the Company expects to finance future operations and capital expenditures through its existing cash balance and other financing vehicles including corporate sponsorships as they relate to the All-American SportPark. Cash flows from operations in 1997 will be negligible until the November 1997 opening of the All-American SportPark in Las Vegas, Nevada.

SAFE HARBOR PROVISION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulations and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-18 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     No response required.

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -------------------------------------------------
Vaso Boreta           64     Chairman of the Board

Ronald S. Boreta      34     President, Chief Executive Officer, Treasurer,
                             Secretary  and Director

Robert R. Rosburg     70     Director

William Kilmer        57     Director

Hideki Yamagata       50     Director

John A. Hoover, Jr.   42     General Manager of All-American SportParks

Kevin B. Donovan      34     Vice President of New Business Development

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company. The Company presently has no audit, compensation or nominating committee, but has agreed to establish an audit committee and a compensation committee.

     All Directors hold office until the next Annual Meeting of Shareholders.

     The Company has agreed with RAF Financial Corporation, the Representative of the Underwriters of the Company's initial public offering, that the Company will permit a representative of RAF Financial Corporation to be present at all meetings of the Board of Directors of the Company for a period of three years from December 13, 1994. However, such representative will not have any voting rights.

     Officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

     The following sets forth biographical information as to the business experience of each officer and director of the Company for at least the past five years.

     RONALD S. BORETA has served as President of the Company since 1992, Chief Executive Officer since August 1994, and a Director since its inception in 1984. He also served as an officer and director of the Company's Parent, Las Vegas Discount Golf & Tennis, Inc., from 1988 until July 1994, and he continues to serve as a director. He has been employed by the Company since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of the Company located in San Francisco, California. Prior to his employment by the Company, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California. Mr. Boreta devotes 100% of his time to the business of the Company.

     VASO BORETA has served as Chairman of the Board of Directors since
August 1994, and has been an Officer and Director of the Company since its formation in 1984. He has also been an officer and director of the Company's Parent, Las Vegas Discount Golf & Tennis, Inc., since 1988. In 1974, Mr. Boreta first opened a specialty business named "Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. He was one of the first retailers to offer golf merchandise at a discount. He also developed a major mail order catalog sales program from his original store. Mr. Boreta continues to operate his original store, which has been moved to a new location adjacent to the Hard Rock Cafe in Las Vegas. Mr. Boreta devotes approximately 10% of his time to the business of the Company, and the balance to the Company's Parent and to operating his store.

     ROBERT R. ROSBURG has served as a Director of the Company since August 1994, and has been a director of the Company's Parent, Las Vegas Discount Golf & Tennis, Inc., since November 1989. Mr. Rosburg has been a professional golfer since 1953. From 1953 to 1974 he was active on the Professional Golf Association tours, and since 1974 he has played professionally on a limited basis. Since 1975 he has been a sportscaster on ABC Sports golf tournament telecasts. Since 1985 he has also been the Director of Golf for Rams Hill Country Club in Borrego Springs, California. Mr. Rosburg received a Bachelor's Degree in Humanities from Stanford University in 1948.

     WILLIAM KILMER has served as a Director of the Company since August
1994, and has been a director of the Company's Parent, Las Vegas Discount Golf & Tennis, Inc., since July 1990. Mr. Kilmer is a retired professional football player, having played from 1961 to 1978 for the San Francisco Forty-Niners, the New Orleans Saints and the Washington Redskins. Since 1978, he has toured as a public speaker and also has served as a television analyst. Mr. Kilmer received a Bachelor's Degree in Physical Education from the University of California at Los Angeles.

     HIDEKI YAMAGATA has served as a Director of the Company since July 1996. Mr. Yamagata graduated from Yokahama National University in Japan in March 1969. In April 1969, he joined SANYO Electric Co. Ltd. in Osaka, Japan, and he has been employed by SANYO Electric Co. and affiliated companies since 1969. His most recent positions include: President of Three Oceans, Inc. (a wholly owned subsidiary of SANYO Electric Co., Ltd.) since September 1995; Executive Vice President of SANYO North America Corporation since February 1996; Senior Vice President of the Tax and Legal Department of SANYO North America Corporation from August 1993 until February 1996; Senior Vice President of Tax Department of SANYO North America Corporation from August 1992 until August 1993.

     JOHN A. HOOVER, JR. has served as General Manager of All-American SportParks since April 1995. From June 1993 until April 1995, he served as Director of Operations of the MGM Grand Adventure Theme Park, a $120 million theme park associated with the MGM Grand Hotel Resort in Las Vegas. From January 1990 until June 1993, he served as operations manager for the Fiesta Texas Theme Park in San Antonio, Texas, and from October 1986 until December 1990, he served as general manager for the Malibu Grand Prix/Castle Golf & Games in San Antonio, Texas.

     KEVIN B. DONOVAN has served as Vice President of New Business Development since April 1994. Prior to joining the Company, from March 1992 to March 1994, he was President and Creative Director of Donovan Design Agency, Dallas, Texas, which is engaged in designing corporate logos and graphics, and providing marketing and package designs. From June 1989 to March 1992, he was President, Chief Executive Officer and Creative Director for Donovan & Houston Design For

Retail, Dallas, Texas, which was engaged in providing design services to retail oriented companies. From March 1986 to June 1989, Mr. Donovan was Art Director and Creative Director for John Ryan & Co. Retail Marketing Agency in Minneapolis, Minnesota, which was engaged in providing design services to retail and banking companies. Mr. Donovan received a B.A. Degree in Commercial Arts from St. Paul Technical College, St. Paul, Minnesota, in 1983. He devotes his full time to the business of the Company.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Three Oceans, Inc., a 10% or greater shareholder and its parent, Sanyo North American Corporation, filed Form 3's late and Hideki Yamagata, a Director of the Company, did not file a Form 3.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 30, 1996, 1995 and 1994 from the Company:

                          SUMMARY COMPENSATION TABLE
                                                          LONG-TERM COMPENSATION
                            ANNUAL COMPENSATION           AWARDS         PAYOUTS
                                                                SECURI-
                                                                TIES
                                                                UNDERLY-
                                             OTHER    RE-       ING               ALL
                                             ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                           COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION         YEAR   SALARY   BONUS  SATION   AWARD(S)  (NUMBER)PAYOUTS  SATION
------------------   ----   -------- ------  -------  --------  ------- -------  ------
Ronald S. Boreta,    1996   $120,000 $5,500  $39,160    --      325,000   --     $8,265
 President and CEO                           <FN2>                               <FN3>
 <FN1>               1995   $100,000   -0-   $19,071    --        -0-     --      -0-
                                             <FN2>
                     1994   $100,000   -0-   $14,190    --      110,000   --      -0-
                                             <FN2>

Charles Hohl,        1996   $100,000 $22,000 $10,000    --        -0-     --      -0-
 Executive Vice                              <FN5>
 President<FN4>      1995   $100,000   -0-   $ 2,346    --        -0-     --      -0-
                                             <FN5>
_________________

<FN1>
Ronald S. Boreta served as Vice President, Secretary and Treasurer of the Company and Las Vegas Discount Golf & Tennis, Inc. until June 1992 when he became President of the Company and Las Vegas Discount Golf & Tennis, Inc. Until July

31, 1994, the Company paid one-half of Ronald S. Boreta's salary and Las Vegas Discount Golf & Tennis, Inc. paid the other one-half. Effective August 1, 1994, the Company pays all of Mr. Boreta's salary.
<FN2>
Represents amounts paid for country club memberships for Ronald S. Boreta and contributions made by the Company to retirement plans on his behalf. For 1996, these amounts were $14,160 for club memberships and $25,000 to the Company's Supplemental Retirement Plan.
<FN3>
Represents premiums paid on a life insurance policy for Ronald S. Boreta's benefit.
<FN4>
Mr. Hohl's employment as Executive Vice President ended on February 26, 1997.
<FN5>
Represents amount contributed to the Company's retirement plan on behalf of Mr. Hohl.

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     INDIVIDUAL GRANTS

                                       PERCENT
                       NUMBER OF       OF TOTAL
                       SECURITIES    OPTIONS/SARs
                       UNDERLYING     GRANTED TO     EXERCISE
                      OPTIONS/SARs   EMPLOYEES IN     OR BASE     EXPIRATION
     NAME              GRANTED(#)    FISCAL YEAR    PRICE ($/SH)     DATE
----------------      ------------   ------------   -----------   ----------
Ronald S. Boreta        125,000         36.1%          $4.75       4-16-2001
                        200,000         57.8%          $4.625      4-24-2001

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/       EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
----------------   --------    --------    --------------    ---------------
Ronald S. Boreta      -0-        -0-       110,000/325,000       $0 / $0
Charles Hohl          -0-        -0-        40,000/ 20,000       $0 / $0

EMPLOYMENT AGREEMENTS

     In February 1988, the Company entered into a seven year employment agreement with Mr. Vaso Boreta pursuant to which he received a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. This salary was paid one-half by the Company and one-half by Las Vegas Discount Golf & Tennis, Inc. Mr. Vaso Boreta's employment agreement with the Company was terminated as of July 31, 1994, and he no longer receives any salary from the Company. The Company does not owe Mr. Boreta any money for past salary.

     Effective August 1, 1994, Saint Andrews entered into an employment agreement with Ronald S. Boreta, the Company's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was in-creased to $120,000 for the year ended December 31, 1996. The employment agreement terminates on December 31, 1996, but will be automatically extended for additional one year periods unless 60 days' notice of the intention not to extend is given by either party. In addition to his base salary, Ronald S. Boreta also will receive a royalty equal to 2% of all gross revenues directly related to the All-American SportPark and Slugger Stadium concepts. However, such royalty is only payable to the extent that the Company's annual consolidated income before taxes after the payment of the royalty exceeds $1,000,000. Ronald S. Boreta also receives the use of an automobile, for which the Company pays all expenses, and full medical and dental coverage.
The Company also pays all dues and expenses for membership at two local country clubs at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company. In the event of a change of more than 25% of the beneficial ownership of the Company or its parent, the termination date is extended from December 31, 1996 to December 31, 1998, and it may be extended up to an additional five years under certain conditions.

     Effective April 1, 1994, the Company entered into an employment agreement with Kevin B. Donovan, pursuant to which he receives a base salary of $85,000 per year. The employment agreement terminates on March 31, 1996. In addition to his base salary, Mr. Donovan will receive royalties or commissions of 3% of gross sales of new products designed by Mr. Donovan, as well as T-shirts and other soft goods which he designs and which are sold at the Company's All-American SportPark and Slugger Stadium, and $10,000 for each All-American SportPark and Slugger Stadium which is opened. Mr. Donovan also receives the use of an automobile provided by the Company and received $5,000 for moving expenses.

     Effective August 8, 1994, the Company entered into an employment agreement with Charles L. Hohl, the Company's Executive Vice President, Franchise Systems, pursuant to which he received a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. This employment agreement ended on February 26, 1997, in connection with the sale of the Company's franchise business and the termination of Mr. Hohl's employment.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

STOCK OPTION PLAN

     During July 1994, the Board of Directors adopted a Stock Option Plan (the "Plan"). The Plan authorizes the issuance of options to purchase up to 300,000 shares of the Company's Common Stock.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

     Since all options granted under the Plan must have an exercise price no less than the fair market value on the date of grant, the Company will not record any expense upon the grant of options, regardless of whether or not they are incentive stock options. Generally, there will be no federal income tax consequences to the Company in connection with Incentive Stock Options granted under the Plan. With regard to options that are not Incentive Stock Options, the Company will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

     In August 1994, the Board of Directors granted stock options to the following persons who were then Officers and Directors of the Company, to purchase shares of the Company's Common Stock at $5.00 per share. These options expire on August 8, 1999.

                    NAME                  SHARES SUBJECT TO OPTION
                -----------------         ------------------------
                Vaso Boreta                      110,000
                Ronald Boreta                    110,000
                Charles Hohl                      60,000<FN1>
                Glenn Raynes                      10,000
                Robert R. Rosburg                  5,000
                William Kilmer                     5,000
                                                 -------
                    Total                        300,000
__________________

<FN1>
Mr. Hohl's options vest in increments of 20,000 each year beginning on August 8, 1995.

     In April 1996, the Company's Board of Directors approved increases in the number of shares of Common Stock which may be issued under the Plan from 300,000 to 700,000, subject to approval by the Company's shareholders within one year. Also in April 1996, the Company's Board of Directors granted stock options as indicated below. Except as noted, the options will be fully vested upon shareholder approval of the Plan Amendment by April 16, 1997. Such approval will occur on April 15, 1997.

                     RELATIONSHIP             SHARES SUBJECT    EXERCISE
      NAME           TO THE COMPANY           TO OPTION         PRICE
----------------     --------------------     --------------    --------
Joel Rubenstein      Consultant                10,000           $5.00
Ronald S. Boreta     Officer and Director     125,000           $4.75
Ronald S. Boreta     Officer and Director     200,000<FN1>      $4.625
Kevin B. Donovan     Officer                   10,000           $4.75
John Hoover          Officer                   10,000           $4.75
Robert Finley        Employee                   1,000           $4.75
Ted Abbruzzese       Consultant                10,000           $4.75
Jeff Gordon          Consultant                10,000<FN2>      $4.75
Hal Price            Consultant                 1,000           $4.75
___________________

<FN1>
This option was not to vest until the Company completed a transaction with a major business or investor made it probable that the Company will be able to pursue its plan of building and operating Sportparks. This condition was met in September 1996 as a result of the investment by Three Oceans, Inc. of $5,000,000 in the Company.
<FN2>
This option will be immediately vested as to 2,500 shares upon shareholder approval of the Plan amendment by April 16, 1997, and will vest as to an additional 2,500 on April 24, 1997, April 24, 1998, and April 24, 1999.

401(k) PLAN

     The Company's Parent maintains a 401(k) employee retirement and savings program (the "401(k) Plan") which covers the Company's employees. Under the 401(k) Plan, an employee may contribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the plan. The Company's Parent makes matching contributions equal to 25% of participants' contributions.

SUPPLEMENTAL RETIREMENT PLAN

     In November 1996, the Company and its majority shareholder established a Supplemental Retirement Plan, pursuant to which certain employees selected by the Company's Chief Executive Officer receive benefits based on the amount of compensation elected to be deferred by the employee and the amount of contributions made on behalf of the employee by the Company. Company contributions to the Supplemental Retirement Plan are immediately vested for Category I employees, and vest 20% per year of employment for Category II employees. Vested amounts under the Supplemental Retirement Plan are paid out over 5 to 20 years upon retirement, disability, death or termination of employment.

     For 1996, Ronald S. Boreta (the President of the Company) was designated as a Category I employee, and Charles Hohl (then Executive Vice President of the Company) was designated as a Category II employee. The Company made contributions to the Supplemental Retirement Plan on behalf of these persons for 1996 as follows: Ronald S. Boreta - $25,000; and Charles Hohl - $10,000.

     The Company's Board of Directors has not yet determined the amounts, if any, which will be contributed to the Supplemental Retirement Plan for 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group.
Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------          ---------------          --------
Las Vegas Discount Golf &
  Tennis, Inc.<FN1>                  2,000,000                66.7%
Suite 10
5325 S. Valley View Blvd
Las Vegas, Nevada  89118

Vaso Boreta                            110,000<FN2>            3.5%
Suite 10
5325 S. Valley View Blvd.
Las Vegas, Nevada  89118

Ronald S. Boreta                       435,000<FN2>           14.5%
Suite 10
5325 S. Valley View Blvd.
Las Vegas, Nevada  89118

Robert R. Rosburg                        5,000<FN2>            0.2%
49-425 Avenida Club La Quinta
La Quinta, California 92253

William Kilmer                           5,000<FN2>            0.2%
1500 Sea Breeze Boulevard
Ft. Lauderdale, Florida  33316

Hideki Yamagata                        750,000<FN3>           20.0%
666 - 5th Avenue
New York, New York  10103

Three Oceans Inc.                      750,000<FN4>           20.0%
2001 Sanyo Avenue
San Diego, California  92173

All Directors and Officers           1,325,000<FN5>           30.6%
as a Group (7 persons)
___________________

<FN1>
Las Vegas Discount Golf & Tennis, Inc. is a publicly-held corporation of which Vaso Boreta is President, Director and a principal shareholder; Ronald S. Boreta is a Director and a principal shareholder; and Robert R. Rosburg and William Kilmer are Directors. In addition, John Boreta, a son of Vaso Boreta, is a principal shareholder of Las Vegas Discount Golf & Tennis, Inc. The following sets forth the percentage ownership beneficially held by such persons in Las Vegas Discount Golf & Tennis, Inc.:

                    Vaso Boreta            49.3%
                    Ronald S. Boreta       21.8%
                    Robert Rosburg          0.1%
                    William Kilmer          0.1%
                    John Boreta            12.2%
<FN2>
Represents shares underlying options exercisable within 60 days held by the named person. Does not include shares held by Las Vegas Discount Golf & Tennis, Inc. of which such person is an Officer, Director and/or principal shareholder.

<FN3>
Represents shares beneficially owned by Three Oceans, Inc., of which Mr. Yamagata is President. These are the same shares listed under the name Three Oceans, Inc.
<FN4>
Represents 500,000 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock held by Three Oceans Inc. and 250,000 shares underlying stock options held by Three Oceans, Inc.
<FN5>
Includes shares beneficially held by the five named Directors, 10,000 shares underlying stock options held by Kevin B. Donovan and 10,000 shares underlying options held by John Hoover, Executive Officers of the Company.

     As of February 28, 1997, there were 33 record holders of the Company's Common Stock. Based on securities position listings, the Company estimates that it has approximately 750 beneficial owners of its Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

     Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a publicly-held corporation, owns 66.7% of the Company's outstanding Common Stock. Vaso Boreta, the Company's Chairman of the Board, is an Officer, Director and principal shareholder of LVDG. Ronald S. Boreta, President and a Director of the Company, is a Director and principal shareholder of LVDG. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of LVDG. In addition, John Boreta, the son of Vaso Boreta and the brother of Ronald S. Boreta, is a principal shareholder of LVDG.

     Until August 1, 1994, the Company and LVDG shared the expenses of jointly-used facilities and administrative and accounting personnel on a 50-50 basis under a verbal agreement. Since August 1, 1994, the Company and LVDG have allocated these costs on a pro rata basis based on which entity receives the benefit of the particular expense. With respect to the lease for the office and warehouse facilities, starting July 1, 1996 LVDG paid 33% of the monthly lease payments and the Company paid 67%.

     Effective August 1, 1994, LVDG also agreed to purchase, warehouse and make available to the Company and its franchisees certain merchandise. In exchange, the Company agreed to pay $350,000 from the proceeds of its December 1994 initial public offering to retire certain bank indebtedness described below.

     Effective August 1, 1994, LVDG granted the Company a license to use all of its trademarks, trade names and other commercial names and symbols for so long as such trademarks, tradenames and other commercial names and symbols are being used by the Company and its franchisees.

     Through February 1997, certain facilities used by the Company and LVDG were leased by the Company from Vaso Boreta, the Company's Chairman of the Board. LVDG leased approximately 15,500 square feet of warehouse space and 6,000 square feet of office space from Mr. Boreta at a base monthly rent of $13,000. The Board of Directors of the Company believes that the terms of this lease were at least as favorable as those which could have been obtained from an unaffiliated entity.

      Effective October 1, 1990, a franchise agreement with Vaso Boreta, the Company's Chairman of the Board, was mutually terminated, and a new agreement was entered into with him pursuant to which he was permitted to operate a Las Vegas Discount Golf & Tennis store in Las Vegas, Nevada, which is not a franchise store. The agreement also provided that Mr. Boreta may purchase certain merchandise for his store at the same cost as the Company, use the facilities and personnel of the Company on a limited basis, and operate a limited mail order business from his store. In exchange for these rights, Mr. Boreta paid the Company a fee of $3,000 per month. This agreement with the Company was terminated on July 31, 1994. Mr. Vaso Boreta now has a similar agreement with Las Vegas Discount Golf & Tennis, Inc. As a result of this arrangement, Mr. Vaso Boreta did not pay any royalties to the Company even though he may have received a benefit from the Company's activities including any advertising conducted by the Company.

     The Company and LVDG obtained $1,011,000 in loans from an unaffiliated bank which Vaso Boreta and his wife personally guaranteed. The loans were also collateralized by inventory and accounts receivable. This loan was completely paid off during December 1994, and approximately $350,000 of the proceeds from the Company's public offering was used to pay off the loan. The loan proceeds were originally used for the purchase of property and equipment and working capital.

     Prior to becoming the Company's Vice President of New Business Development in April 1994, Kevin B. Donovan was President and a major shareholder of Donovan Design Agency, Inc., which performed certain design services for the Company. During 1993, Donovan Design Agency billed the Company $136,000 for such services of which $59,000 had been paid as of December 31, 1993. During 1994, Donovan Design Agency billed the Company $9,300 for additional services, and the Company paid $32,000 on its account. As of December 31, 1995 and 1994, the Company owed Donovan Design Agency $54,300. During 1996, the amount due was reduced to $36,000 and this amount was paid. Kevin B. Donovan presently owns all of the outstanding stock of Donovan Design Agency, however, this receivable has been assigned to an entity with which Mr. Donovan has no affiliation.

     In September 1994, Vaso Boreta, the Company's Chairman of the Board, loaned the Company $120,000. This note was repaid in full during December 1994, and no interest was charged or paid.

     As indicated above, the Company has extensive transactions with LVDG, LVDG's other subsidiaries, and Voss Boreta's Las Vegas store. As of December 31, 1996, the Company had a $461,500 receivable from LVDG and its subsidiaries.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION
-------     --------------------------     ------------------------------
 2          Agreement for the Purchase     Incorporated by reference to
            and Sale of Assets, as         Exhibit 10 to the Registrant's
            amended                        Current Report on Form 8-K
                                           dated February 26, 1997

3.1         Restated Articles of           Incorporated by reference to
            Incorporation                  Exhibit 3.1 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

3.2         Certificate of Amendment       Incorporated by reference to
            to Articles of Incorporation   Exhibit 3.2 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

3.3         Revised Bylaws                 Incorporated by reference to
                                           Exhibit 3.3 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

10.1        Employment Agreement with      Incorporated by reference to
            Ronald S. Boreta               Exhibit 10.1 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

10.2        Stock Option Plan              Incorporated by reference to
                                           Exhibit 10.2 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

10.3        Ground Lease with Summa        Incorporated by reference to
            Corporation                    Exhibit 10.3 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

10.4        Agreement between the          Incorporated by reference to
            Company and Las Vegas          Exhibit 10.4 to the Registrant's
            Discount Golf & Tennis,        Form SB-2 Registration State-
            Inc.                           ment (No. 33-84024)

10.5        License Agreement between      Incorporated by reference to
            The Company and Las Vegas      Exhibit 10.5 to the Registrant's
            Discount Golf & Tennis,        Form SB-2 Registration State-
            Inc.                           ment (No. 33-84024)

10.6        Employment Agreement with      Incorporated by reference to
            Kevin Donovan                  Exhibit 10.6 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

10.7        Employment Agreement with      Incorporated by reference to
            Charles Hohl                   Exhibit 10.7 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

10.8        Lease Agreement with A&R       Incorporated by reference to
            Management and Development     Exhibit 10.8 to the Registrant's
            Co., et al., and Sublease      Form SB-2 Registration State-
            to Las Vegas Discount Golf     ment (No. 33-84024)
            & Tennis, Inc.

10.9        Lease Agreement with Vaso      Incorporated by reference to
            Boreta, as amended, and        Exhibit 10.9 to the Registrant's
            Assignment to Las Vegas        Form SB-2 Registration State-
            Discount Golf & Tennis, Inc.   ment (No. 33-84024)

10.10       Letter Agreement with Oracle   Incorporated by reference to
            One Partners, Inc.             Exhibit 10.10 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

10.11       Promissory Note to Vaso        Incorporated by reference to
            Boreta                         Exhibit 10.11 to the Registrant's
                                           Form SB-2 Registration State-
                                           ment (No. 33-84024)

10.12       Agreement with Major League    Incorporated by reference to
            Baseball Properties, Inc.      Exhibit 10.12 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1995

10.13       License Agreement with         Incorporated by reference to
            National Association for       Exhibit 10.13 to the Registrant's
            Stock Car Auto Racing, Inc.    Form 10-KSB for the year ended
            dated August 1, 1995           December 31, 1995

10.14       Concept Development and        Incorporated by reference to
            Trademark License Agreement    Exhibit 10.14 to the Registrant's
            with Callaway Golf Company     Form 10-KSB for the year ended
            Dated May 23, 1995             December 31, 1995

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form 10-KSB for the year ended
                                           December 31, 1995

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Saint Andrews Golf Corporation:

We have audited the accompanying consolidated balance sheets of SAINT ANDREWS GOLF CORPORATION (a Nevada Corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saint Andrews Golf Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Las Vegas, Nevada
January 17, 1997 (except with respect
to the matter discussed in Note 13,
as to which the date is February 26,
1997)

                SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARY
            CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1996 AND 1995
                                 ASSETS

                                                  1996          1995
                                               ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                    $5,818,100    $  125,100
  Lease termination receivable                       -        3,000,000
  Due from Affiliate Store                          5,400          -
  Due from officer                                 13,000          -
  Receivable from related entities                461,500        60,500
  Prepaid expenses and other                       17,000         7,400
  Other receivables                                  -          365,000

     Total current assets                       6,315,000     3,558,000

LEASEHOLD IMPROVEMENTS, net of accumulated
  depreciation of $29,800 and $26,200,
  respectively                                     83,800        87,400

DEPOSIT FOR LAND LEASE                            500,000          -

PROJECT DEVELOPMENT COSTS                       1,603,400     1,047,000

OTHER ASSETS                                         -            1,000

NET ASSETS OF DISCONTINUED OPERATIONS             119,500       209,900

                                               $8,621,700    $4,903,300
                           (Continued)

                SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARY
            CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1996 AND 1995
                           (Continued)

                     LIABILITIES AND SHAREHOLDERS EQUITY

                                                  1996          1995
                                               ----------    ----------
CURRENT LIABILITIES:
  Accounts payable                             $  661,700    $1,031,900
  Accrued expenses                                 79,900        53,300
  Payable to related entities                        -            2,600
  Deferred franchise fees                          62,500        60,000

     Total current liabilities                    804,100     1,147,800

DEFERRED INCOME                                    91,000       116,700

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER' EQUITY:
  Preferred stock, $.01 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                       -             -
  Series A Convertible Preferred stock, $1
   par value, 500,000 shares authorized and
   outstanding                                  4,740,000          -
  Options issued in connection with Series A
   Convertible Preferred Stock to purchase
   250,000 shares of Common stock                 260,000          -
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,000,000 shares
   issued and outstanding at December 31,
   1996 and 1995                                    3,000         3,000
  Additional paid-in-capital                    3,333,300     3,495,300
  Common stock purchase warrants, class A,
   authorized and outstanding-1,000,000
   warrants                                       187,500       187,500
  Accumulated deficit                            (797,200)      (47,000)

     Total shareholders' equity                 7,726,600     3,638,800

                                               $8,621,700    $4,903,300

The accompanying notes are an integral part of these financial statements.

                    SAINT ANDREWS GOLF CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  1996         1995
                                               ----------    ----------
INCOME:
  Interest                                     $   69,800    $   86,200
  Other                                            25,700         8,300

                                                   95,500        94,500

EXPENSES:
  Selling, general and administrative             305,600       279,100
  Sportpark development costs                    207,000       108,000
  Interest                                          4,000          -

  Total expenses                                  516,600       387,100

LOSS BEFORE INCOME TAX PROVISION                 (421,100)     (292,600)

  Income tax provision                               -             -

LOSS FROM CONTINUING OPERATIONS                  (421,100)     (292,600)

DISCONTINUED OPERATIONS:
  Loss from operations of franchise business
  to be disposed of (no income taxes were
  recorded in 1996 or 1995)                      (329,100)      (24,400)

NET LOSS                                       $ (750,200)   $ (317,000)

LOSS PER SHARE:
  Loss from continuing operations              $     (.14)   $     (.10)
  Loss from discontinued operations                  (.11)         (.01)

NET LOSS PER SHARE                             $     (.25)   $     (.11)

The accompanying notes are an integral part of these financial statements.

                      SAINT ANDREWS GOLF CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                               RETAINED
                        COMMON                       COMMON    EARNINGS
                         STOCK            ADDITIONAL  STOCK    (ACCUMU-
              PREFERRED PURCHASE  COMMON   PAID IN   PURHASE    LATED)     TOTAL
                STOCK   OPTIONS   STOCK    CAPITAL   WARRANTS  DEFICIT     EQUITY
------------  --------- --------  ------- ---------- -------- ---------  ----------
December 31,
1994          $     -        -    $3,000  $3,495,300 $187,500 $ 270,000  $3,955,800

Net loss            -        -      -           -        -     (317,000)   (317,000)

Balance,
December 31,
1995                -        -     3,000   3,495,300  187,500   (47,000)  3,638,800

Issuance of
Series A
Convertible
Preferred
Stock          4,740,000     -      -       (162,000)    -         -      4,578,000

Issuance of
Common Stock
Purchase Op-
tions in Con-
nection with
Series A Con-
vertible Pre-
ferred Stock              260,000   -           -        -         -        260,000

Net loss            -        -      -           -        -     (750,200)   (750,200)

Balance,
December 31,
1996          $4,740,000 $260,000 $3,000  $3,333,300 $187,500 $(797,200) $7,726,600

The accompanying notes are an integral part of these financial statements.

                     SAINT ANDREWS GOLF CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  1996          1995
                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $ (750,200)   $ (317,000)
  Adjustment to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                  10,800        22,000
  Changes in assets and liabilities:
    Decrease in accounts and notes receivable      35,500        48,900
    Decrease in inventories                        56,900        16,700
    (Increase) decrease in due from officer       (13,000)       15,400
    (Increase) decrease in prepaid expenses
      and other                                   (12,700)       18,800
    Decrease (increase) in other receivables      365,100      (143,600)
    Increase (decrease) in accounts payable
      and accrued expenses                       (349,800)      883,300
    Increase in deferred franchise fees             2,500          -
    (Decrease) increase in deferred revenues      (25,700)      116,700

      Net cash provided by (used in) operating
       activities                                (680,600)      661,200

CASH FLOWS FROM INVESTING ACTIVITIES:
  Lease termination receivable                  3,000,000    (3,000,000)
  Decrease in other assets                          1,000          -
  Land lease deposit                             (500,000)         -
  Project development costs                      (556,400)     (493,300)

      Net cash provided by (used in)
       investing activities                     1,944,600    (3,493,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase to Affiliate Store and related
   entities                                      (409,000)     (284,800)
  Net proceeds from issuance of preferred
   stock and options to purchase Common Stock   4,838,000          -

      Net cash provided by (used in)
       financing activities:                    4,429,000      (284,800)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          5,693,000    (3,116,900)

CASH AND CASH EQUIVALENTS,
  Beginning of year                               125,100     3,242,000

CASH AND CASH EQUIVALENTS,
  End of year                                  $5,818,100   $   125,100

The accompanying notes are an integral part of these financial statements.

                        SAINT ANDREWS GOLF CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                               (continued)

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                  1996         1995
                                               ----------    --------
     Cash paid for:
        Interest                               $    4,000    $     -

NON-CASH DISCLOSURES:

During 1995, the Company reclassified deposits totaling $221,500 from other long-term assets to current assets - other receivables. The Company subsequently collected the deposit in 1996.

The accompanying notes are an integral part of these financial statements.

                  SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPALS OF CONSOLIDATION

The consolidated financial statements of Saint Andrews Golf Corporation ("SAGC"), a Nevada corporation, include the accounts of SAGC and its subsidiary, All-American Sportpark Inc., a Nevada corporation (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

     b.  COMPANY BACKGROUND

In March 1984, the chairman and principal shareholder of LVDGT formed a corporation named Sporting Life, Inc. (SLI). On December 27, 1988, the name SLI was changed to St. Andrews Golf Corporation, and on August 12, 1994, the name was further changed to SAGC. LVDGT acquired SAGC in February 1988.

Until December 13, 1994, Saint Andrews Golf Corporation was a wholly-owned subsidiary of Las Vegas Discount Golf & Tennis, Inc. ("LVDGT"). On December 13, 1994, the Company completed an initial public offering of 1,000,000 Units (representing one-third of the post offering shares outstanding) at a price of $4.50 per Unit, each Unit consisting of one share of common stock and one Class A Warrant. The net proceeds of this offering were $3,683,800. Two Class A Common Stock Purchase Warrants entitle the holders to purchase one share of the Company's common stock for $6.50 per share. The warrants expired on December 13, 1996. The Company is extending the expiration date of the warrants until written communication is sent to warrant holders that fully describe the impact of the sale of the franchise business of the Company as described in Note 1(d). LVDGT currently owns 66-2/3% of the Company's outstanding common stock.

During July 1994, the Company established a wholly-owned subsidiary, All-American Sportpark, Inc. which will operate the Company's All-American Sportparks (see Note 5). As of December 31, 1996, All-American Sportpark, Inc. had not yet conducted any business.

The Company's Chairman owns 100 percent of the original Las Vegas Discount Golf & Tennis location opened in Las Vegas, Nevada in 1974. This store, which is not a franchise store, is referred to herein as the "Affiliated Store" and operates under an agreement with LVDGT (see Note 3).

     c.  PRIMARY BUSINESS ACTIVITIES

The primary business activity of the Company has historically been the sale of franchises and the after-sale servicing of franchise retail sporting goods stores specializing in golf and tennis merchandise and apparel. The franchise stores operate under the name "Las Vegas Discount Golf & Tennis."

The Company is also engaged in developing a concept for sports-oriented theme parks. The theme parks will use the name All-American Sportpark ("Sportpark") and are planned to include a golf driving range and training center, a baseball batting stadium, a golf pro shop, car racing tracks, a sports festival, a video arcade, shops and restaurant facilities.

     d.  DISCONTINUED OPERATIONS

On December 16, 1996, the Company jointly entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" (the "Agreement") along with Las Vegas Discount Golf & Tennis, Inc. which will result in the disposal of the Company's franchise business. The agreement also provides for the assignment of all franchisor rights under existing franchise agreements. Furthermore, the Company assigns all trade names and trade marks associated with the business. The agreement also includes a covenant not to compete which prohibits the Company, and its officers and directors from engaging in the ownership or operation of franchised retail golf equipment outlets within the continental United States. Certain exemptions have been granted by the purchaser to Boreta Enterprises, Ltd., a related entity owned by the President of the Company and the President of Las Vegas Discount Golf & Tennis, Inc. with respect to the Company's right to own or operate retail golf equipment outlets in connection with Saint Andrews Golf Corporation's Sportparks or driving ranges.

The base purchase price to be paid by the buyer to the Company and Las Vegas Discount Golf & Tennis, Inc. for all of the assets, subject to certain adjustments for trade payables and inventory related to Las Vegas Discount Golf & Tennis, Inc. is $5,000,000. To the extent that inventory exceeds trade payables by $800,000 the base purchase price shall be increased by the excess. Conversely, to the extent that inventory does not exceed trade payables by $800,000 the base purchase price shall be reduced by such amount.

The Company's operations after the sale has been consummated will consist solely of the Sportpark operations currently under development. The sale of all assets, liabilities and rights related to the franchise business have been presented as "Discontinued Operations" in the accompanying balance sheets and statements of operations as of and for the years ended December 31, 1996 and 1995.

Assets and liabilities of the Company's franchise business to be disposed of consisted of the following at December 31:
                                                 1996         1995
                                               --------     --------
     Accounts receivable, net of allowance
      of $111,400 and $72,400, respectively    $270,600     $306,100
     Inventory                                     -          57,000
     Prepaid and other assets                    10,500        7,400
     Property, plant and equipment, net           6,000       13,200

          Total assets                          287,100      383,700

     Accounts payable                            75,600       82,300
     Accrued liabilities                         32,000       31,500
     Deferred franchise fees                     60,000       60,000

          Net assets to be disposed of         $119,500     $209,900

Revenues related to discontinued operations totaled $1,424,000 and $1,456,000 for the years ended December 31, 1996 and 1995, respectively. The Company and Las Vegas Discount Golf & Tennis, Inc. anticipate that a gain will be recognized on the sale of the franchise segment and, accordingly, has deferred such gain until it is realized.

     e.  ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt investments with an original maturity of three months or less to be cash equivalents.

     b.  ACCOUNTS RECEIVABLE AND DEFERRED INCOME

Accounts receivable consists of amounts due from franchisees for royalties, and the sale of merchandise, computer equipment and supplies. Additionally, during 1995, the Company entered into an agreement with MBNA America Bank, N.A. (MBNA) which allows MBNA to use the Company's trademark on its credit cards. The agreement provides for a $125,000 Advance Royalty payment which was deferred and is being amortized into income over the 5 year period of the agreement. LVDGT will receive royalties for the generation of credit card accounts.

     c.  SPORTPARK DEVELOPMENT COSTS

The Company has applied an accounting policy regarding capitalization of project development costs related to the All-American Sportpark concept which excludes internal overhead costs and includes direct, incremental third party expenditures including architectural and design costs and licensing agreements. In July, 1996, SAGC entered into a land lease for the site of its first All-American Sportpark in Las Vegas, Nevada. Since that time SAGC has capitalized direct incremental payroll associated with such development.

During the years ended 1996 and 1995, the Company incurred and expensed $207,000 and $108,000, respectively, in costs for the development of the Sportpark concept. These costs included certain direct and indirect costs including salaries and other administrative expenses.

     d.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or estimated useful lives of the assets. Normal repairs and maintenance are charged to expense when incurred. Expenditures which materially extend the useful life of assets are capitalized.

     e.  INCOME TAXES

In May 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes". The Company adopted SFAS No. 109 during the year ended December 31, 1993. Previously, the Company accounted for income taxes under Opinion No. 11 of the Accounting Principles Board. Adoption of the new standard did not have a significant effect on the Company's financial position or results of operations.

     f.  LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding. Weighted average shares outstanding at December 31, 1996 and 1995 were 3,000,000 shares.

     g.  CONCENTRATION OF SERVICES

Subsequent to the completion of the sale of the franchise business, the Company's activities will consist solely of the development of the Sportpark in Las Vegas, Nevada. There can be no assurance that the Company will be able to operate the Sportpark on a profitable basis. Further, to expand beyond the Las Vegas Sportpark will require considerably more financial and management resources than presently exist at the Company.

     h.  RECLASSIFICATIONS

Certain reclassifications, which had no impact on the Company's results of operations, have been made in prior year amounts to conform them to the current year presentation.

3.     RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with LVDGT and subsidiaries ("the related entities"), the chairman and principal shareholder of LVDGT, and the retail store owned by the Chairman of LVDGT (the "Affiliated Store"). The Affiliated Store operates in Las Vegas, Nevada and is not a franchise of the Company. As a result, this store pays no royalties to the Company but purchases merchandise for the Affiliated Store at the same cost as the Company. The Affiliated Store also may benefit from the Company's activities, including any local and national advertising conducted by the Company. As of December 31, 1996 and 1995, the Company had $461,500 and $60,500 in receivables from related entities, respectively, and a $5,400 receivables due from the Affiliated Store as of December 31, 1996. As of December 31, 1995 the Company also had a $2,600 payable to related entities.

The Company and LVDGT share office and warehouse facilities and LVDGT provides certain administrative personnel in accounting, purchasing and warehousing. These occupancy and administrative expenses are allocated proportionately between the Company and LVDGT in ratios management believes are reasonable. The monthly payments are subject to adjustment in the event LVDGT enters into new office lease arrangements or if any salary increases or decreases are effected by LVDGT with respect to the administrative or accounting personnel that provide services to the Company.

On August 1, 1994, the Company and LVDGT entered into a written agreement pursuant to which LVDGT agreed to grant the Company a license to use all of its trademarks, trade names and other commercial names and symbols. LVDGT also agreed to purchase, warehouse and make available to the Company and its franchisees certain merchandise. In exchange, the Company subsequently repaid with proceeds from its initial public offering loans previously obtained by the Company and LVDGT from an unaffiliated bank in the amount of $350,000. This agreement will expire on July 31, 1997.

The Company had outstanding non-interest bearing advances to the President of the Company of $13,000 as of December 31, 1996.

4.  LEASE TERMINATION RECEIVABLE

In May of 1994, the Company entered into a Ground Lease for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of an All-American Sportpark. The Ground Lease contained provisions which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of the property as long as the intended use of the property after the sale was not a golf/sports park as contemplated by the Company.

In June 1995, the lessor notified the Company that it had entered into a sale agreement for the parcel and that it was exercising its right of termination. Pursuant to cancellation provisions contained within the Ground Lease the Company was entitled to reimbursement of unamortized construction costs which it incurred, based upon criteria contained within the Lease, up to an aggregate amount of $3.5 million. The purchaser of the parcel assumed the obligations relating to the termination of the lease.

Upon notification of the Ground Lease termination, the Company ceased construction activities and submitted substantiation for construction costs totaling approximately $3.9 million. Utilizing applicable formulas derived from the Ground Lease the Company believed that $3,279,465 in costs were reimbursable by the purchaser who assumed the original lessor's obligations relating to the lease termination. Based upon all of the information available as of December 31, 1995 the Company believed that the amount would be collected in 1996 in the amount of $3,000,000 with regards to this litigation and, accordingly, recorded the lease termination receivable as a current asset.

In October, 1996 this matter was settled for $3,217,000 of which $3,000,000 was applied to the lease termination receivable balance while the remaining $217,000 in proceeds was applied against legal fees incurred with respect to the matter in the current year.

5.  PROJECT DEVELOPMENT COSTS

The Company has a capitalized balance of costs incurred related to the Sportpark of $1,603,000 and $1,047,000 as of December 31, 1996 and 1995,
respectively. These costs consist primarily of concept development and design, exclusive long-term licensing fees, consulting fees, training and procedures manuals for Sportpark operations and computer software. All of the costs related to the balance as December 31, 1995 were to unrelated third-parties vendors while the balance as of December 31, 1996 includes $116,700 in capitalized payroll for those direct, incremental employees working exclusively on the Las Vegas Sportpark.

SAGC is currently engaged in the planning and design of All-American Sportparks. The first phase of the All-American Sportpark planned for Las Vegas, Nevada will consist of an executive golf course and other related amenities and is scheduled for completion by November 1997. The remaining components of the project are expected to be completed by year-end 1997.

The Company currently has not secured financing for the construction of the first SportPark. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing and the Company's own cash. There is no assurance that financing will be obtained from any of these sources.

6.  LEASES

The Company and LVDGT share office and warehouse facilities leased from the Chairman of the Board under a non-cancelable operating lease agreement which expires on January 31, 2005. The lease provides for initial monthly lease payments which may be increased based on increases in the consumer price index. Beginning August 1, 1994, the Company was allocated 33 percent of the rent with the remaining 67 percent being allocated to LVDGT. Beginning on July 1, 1996, the Company was allocated 67 percent and LVDGT was allocated 33 percent. Rent expenses for the Company's allocated share of this lease totaled $76,800 and $51,800 for 1996 and 1995, respectively.

At December 31, 1996, minimum future rental commitments under all of the Company's non-cancelable operating leases, including the Company's share of the office and warehouse lease with the Chairman of the Board are as follows:

               Year ending
               1997            $  136,700
               1998               129,800
               1999               128,600
               2000               116,700
               2001               115,600
               Thereafter         577,900

                               $1,205,300

In July 1996, SAGC entered into a lease for 65 acres of undeveloped land in Las Vegas, Nevada for the development of its first Las Vegas "All-American Sportpark". The lease term is for a period of fifteen years with two consecutive five year renewal periods and commences upon the satisfaction of certain conditions. These conditions include a determination of economic feasibility, secured estimates of reasonable infrastructure costs, Federal Aviation Administration approvals (as the site is located near McCarran International Airport), and the receipt of all necessary zoning approvals from other governmental entities.

Beginning the earlier of twelve months after the lease commences, or after SAGC opens substantially all of the facilities, SAGC will pay the lessor an annual base amount of $625,000 due in monthly installments of $52,083. Additionally, the Lease contains contingent rent based upon gross sales at the park ranging from three to ten percent of the different sources of gross
revenues if such percentage revenues exceed $625,000 annually.   If SAGC opens
a portion of the facility prior to the completion of the entire facility, the fixed monthly rent will be $30,000 per month until the remainder of the facility is opened. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the lease, SAGC also entered into a Deposit Agreement which required SAGC to post a refundable deposit to the lessor of $500,000. The $500,000 deposit is secured by promissory notes which in turn are collateralized by a first trust deed in certain unrelated parcels of real estate owned by the lessor. The deposit will be returned to SAGC if the conditions previously described are not met.

If SAGC satisfactorily resolves the conditions noted above the $500,000 deposit will be applied as follows: $104,166 as security deposit and the remainder as prepaid rent to be amortized until exhausted. Future minimum rental commitments under this lease, assuming the contingencies noted above are resolved, would be as follows:

               Year ending
               1997           $    60,000
               1998               625,000
               1999               625,000
               2000               625,000
               2001               625,000
               Thereafter       7,783,750

                              $10,343,750
7.  INCOME TAXES

The federal income tax provision (benefit) consists of the following at December 31, 1996 and 1995:

                                                 1996         1995
     Deferred benefit                          $(262,600)   $(104,700)
     Change in deferred tax asset
      valuation allowance                        262,600      104,700

                                               $    -       $     -

Deferred tax assets (liabilities) are related to the following at December 31, 1996 and 1995:

                                                 1996         1995
     Provision for bad debt                   $  39,000    $  25,000
     Deferred franchise fees                     43,000       41,000
     Vacation accrual                            11,000       11,000
     Commissions                                 (7,000)      (5,000)
     Depreciation                                (2,000)      (2,000)
     Net operating loss carryforward            373,300      124,700
     Other, net                                   1,000        1,000

                                                458,300      195,700

     Valuation allowance                       (458,300)    (195,700)

     Net deferred tax asset                   $    -       $    -

A reconciliation of income tax expense computed by applying the federal statutory income tax rate to the Company's income from continuing operations before provision (benefit) for income taxes is as follows:

                                     1996                 1995
                               -----------------    -----------------
                                 Amount       %       Amount       %
Federal income tax
 provision (benefit)
 at statutory rate             $(262,600)    (35)   $(107,800)    (34)
Change in deferred tax
 asset valuation allowance       262,600      35      104,700      33
Other                               -         -         3,100       1

                               $    -         -     $    -          -

As of December 31, 1996, the Company has net operating loss carryforwards of $875,000 which are available through 2010.

8.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  STOCK OPTION PLANS

The Company's Board of Directors adopted a stock option plan (the "1994 Plan") on August 8, 1994 authorizing the issuance of up to 300,000 shares of the Company's common stock. On April 16, 1996, the Board of Directors voted to increase the number of authorized shares by 500,000 and on April 24, 1996 voted to increase total shares eligible for grant to 700,000. Three hundred thousand options to purchase shares of common stock of Saint Andrew Golf Corporation at an exercise price of $5.00 per share were granted in 1994. Two hundred and forty thousand of these options are exercisable anytime on or before August 8, 1999 while the remaining 60,000 options vest in increments of 20,000 annually commencing on August 8, 1995.

In April 1996, a total of 377,000 options were granted in connection with the increase in shares available. These grants increased the total shares issued under the plan to 677,000. All of the shares issued in April 1996 are exercisable at an exercise price ranging between $4.625 and $4.75 through April 2001. Three hundred and sixty-seven thousand of the shares are exercisable anytime while 10,000 shares vest ratably over a four year period. All shares issued by the Board of Directors in 1996 are subject to shareholder approval which is anticipated to occur on April 16, 1997. The exercise price was equal to or exceeded the fair market value of the common stock at the date of grant. At December 31, 1996, 23,000 additional shares are reserved for future options.

     b. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock. As of December 31, 1996, there were no preferred shares issued or outstanding.

     c.  SERIES A CONVERTIBLE PREFERRED STOCK

On July 11, 1996 the SAGC Board of Directors authorized the creation of 500,000 shares of Series A Convertible Preferred Stock with a $.001 par value. On July 29, 1996, SAGC entered into an agreement which resulted in the sale, on an installment basis, of the 500,000 shares of the Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, at $10.00 per share for a total of $5,000,000. The agreement also resulted in the assignment of certain rights to TOI. All proceeds related to the agreement were received in accordance with the stated terms to this agreement on October 7, 1996. Issuance costs totaling $162,000 were incurred related to the preferred stock and have been netted against retained earnings.

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible at the option of TOI into one share of SAGC's common stock. In the event of liquidation or dissolution of the Company, each share of Series A Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Series A Convertible Preferred Stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by the Company upon a registration statement being declared effective by the Securities and Exchange Commission covering the issuance of the common stock upon conversion of the Preferred Stock and the following two conditions being satisfied: (1) SAGC earns $1,000,000 of pre-tax income for a fiscal year according to the year-end audited financial statements; and (2) the closing bid price for the Company s common stock is at least $15.00 for 20 consecutive trading days. If SAGC notifies TOI of its intent to redeem the Preferred Stock, TOI will have at least 30 days to elect to convert its Preferred Stock or accept the redemption price of $12.50. Each share of Series A Convertible Preferred Stock is entitled to vote along with the holders of SAGC's common stock.

The rights granted to TOI in accordance with the agreement include the following: (1) rights of first refusal with respect to debt and or equity financing arrangements for Sportparks developed by SAGC's subsidiary All-American Sportpark, Inc. for a period of 5 years commencing July 29, 1996 and for a period of 3 years for Anaheim, California and Las Vegas, Nevada, (2) an obligation to obtain electrical and electronic equipment for such Sportparks for a period of 5 years, (3) certain signage rights for TOI or its designees at the first two Sportparks and (4) other miscellaneous rights as defined. Pursuant to the agreement, SAGC also granted TOI an option to purchase up to 250,000 shares of SAGC's common stock at $5.00 per share for a period of 5 years from the date of the agreement.

The agreement also provides for certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option. Pursuant to the agreement, SAGC expanded the number of Directors of SAGC from four to five, and elected Hideki Yamagata as a Director of SAGC. Mr. Yamagata is president of Three Oceans Inc.

     d.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

On December 13, 1994, the Company completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result, 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000. Two Class A Warrants entitle the holder to purchase one share of SAGC common stock for $6.50, $2 above the initial public offering price. The Class A Warrants have been assigned a value of $.1875 for financial reporting purposes. In connection with the December 1996 announcement by the Company that they had entered into a letter of intent to sell the franchise business segment (see Note 1), the expiration date of the Class A Warrants has been extended until after the sale is completed and written communication to the warrantholders that fully describes the impact of the sale occurs.

In connection with the initial public offering, the Company issued to the Representative of the Underwriters, Representative's Warrants to purchase 100,000 shares (10 percent of the units purchased by the underwriters), with an exercise price of $5.40 for a four year period beginning on December 13, 1995. These Representative's Warrants contain certain demand and piggyback registration rights. The Company also issued to the Representative 100,000 Class A Warrants which entitle the Underwriter to purchase 50,000 shares of Common Stock (5 percent of the units purchased by the underwriters), with an exercise price of $7.80 per share exercisable beginning on December 13, 1995. As of December 31, 1996, no warrants have been exercised.

     e.  ACCOUNTING FOR STOCK-BASED COMPENSATION

In 1995, 80,000 options were granted with exercise prices ranging between $5.00 and $6.00. However, these options expired due to the fact that the Company's shareholders did not approve the amendment to the 1994 Plan which would have increased the number of shares eligible for grant.

The 377,000 options granted in 1996 are also subject to shareholder approval which will be put to a vote in April 1997. As these options are not authorized, no pro forma compensation expense and pro forma net income disclosures required under Statement of Financial Accounting Standards No. 123 has been presented.

10. EMPLOYEES  401(k) PROFIT SHARING PLAN

The Company offers all its eligible employees participation in the Employees 401(k) LVDGT Profit Sharing Plan ("Plan"). The Plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15% of base compensation. For 1996 and 1995, the Company matched 50% and 25%, respectively, of employees contributions up to a maximum of 6% and 1-1/2% of an employee's base compensation. The Company had expenses related to the Plan of $34,300 and $13,200 for 1996 and 1995, respectively.

11.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key employees of which the President of SAGC is included. This plan became effective on January 1, 1996. During 1996, the Company expensed $35,000 related to the plan.

12.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees which require the payment of fixed and incentive based amounts of compensation.

The Company has entered into a letter agreement with Oracle One Partners, Inc. ("Oracle") whereby Oracle has been retained to assist the Company in obtaining corporate sponsorship for certain areas of the All-American Sportpark projects including a license agreement from Major League Baseball for a Slugger Stadium. The initial period of the agreement was for the three month period ending September 30, 1994, and the agreement has been continued on a month-to-month basis since then. The Company is paying Oracle $4,000 a month and has agreed to pay Oracle 15% of the gross of any sponsorship fees for sponsors obtained through the efforts of Oracle. The Company paid Oracle $60,000 for its efforts in obtaining the exclusive license agreement with Major League Baseball described below.

In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. The Company obtained an exclusive license for indoor and outdoor baseball batting stadiums in the United States through December 31, 1997, and in return, the Company will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium. The Company's right to exclusively use MLB logos and other trade marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, the Company entered into an agreement with Jeff Gordon, the 1995 NASCAR Winston Cup Champion and the 1997 Daytona 500 Champion, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon will be paid $25,000 for his services during 1996, $25,000 per SpeedPark per year thereafter ($325,000 guaranteed over the life of the agreement).

The Company has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a standalone NASDCAR SpeedPark.

In January 1997, the Company entered into a non-binding letter of intent with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the proposed agreement, Pepsi would receive certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments beginning when the SportPark opens. The rights to be granted to Pepsi are expected to include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in the SportPark, and that Pepsi would have the right to name the arena. In addition, the agreement is expected to provide that Pepsi will provide the equipment needed to dispense its products at the SportPark. The Company also anticipates that the agreement with Pepsi will provide that the Company and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

13.  SUBSEQUENT EVENT

On February 26, 1997, Las Vegas Discount Golf & Tennis, Inc. and the Company completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction whose terms were substantially in accordance with the "Agreement for the Purchase and Sale of Assets" described in Note 1. The total consideration received was $5.3 million of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2,750,000 was allocated to SAGC.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   SAINT ANDREWS GOLF CORPORATION

Dated: April 15, 1997              By /s/ Ronald S. Boreta
                                      Ronald S. Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE

/s/ Vaso Boreta              Chairman of the Board     April 15, 1997
Vaso Boreta    and Director

/s/ Ronald S. Boreta         President, Treasurer      April 15, 1997
Ronald S. Boreta             (Chief Executive
                             Officer, Principal
                             Financial and Account-
                             ing Officer) and Director

/s/ Robert S. Rosburg        Director                  April 15, 1997
Robert S. Rosburg

/s/ William Kilmer           Director                  April 15, 1997
William Kilmer


__________________________   Director
Hideki Yamagata