Form 10QSB
period 1997-03-31
SAINT ANDREWS GOLF CORP
filed 1997-06-06
CIK 930245

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

                            Yes X             No___

As of May 27, 1997, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                     SAINT ANDREWS GOLF CORPORATION
                               FORM 10-QSB

                                 INDEX

                                                              Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets        3

         Unaudited Condensed Consolidated Statements of
         Income                                                 4

         Unaudited Condensed Consolidated Statement of
         Cash Flows                                             5

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                   6

Item 2.  Management's Discussion and Analysis or Plans
         of Operations                                          8

Part II: Other Information

Item 1.  Legal Proceedings                                      9

Item 2.  Changes in Securities                                  9

Item 3.  Defaults Upon Senior Securities                        9

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                9

Item 5.  Other Information                                      9

Item 6.  Exhibits and Reports on Form 8-K                       9

         Signatures                                            10

                   SAINT ANDREWS GOLF CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                           March 31,         December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 8,062,000        $ 5,818,000
  Other receivables                            51,000            480,000
  Prepaid expenses and other                   25,000             17,000
                                          -----------        -----------
    Total current assets                    8,138,000          6,315,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                  85,000             84,000

PROJECT DEVELOPMENT COSTS                   3,338,000          2,103,000

NET ASSETS OF DISCONTINUED OPERATIONS               -            120,000
                                          -----------        -----------
                                          $11,561,000        $ 8,622,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $ 1,068,000        $   742,000
  Deferred income                              86,000            154,000
  Other payables                              345,000                 -
  Income taxes payable                        450,000                 -
                                          -----------        -----------
    Total current liabilities               1,949,000            896,000

STOCKHOLDERS' EQUITY:
  Common stock                                  3,000              3,000
  Preferred stock                           4,740,000          4,740,000
  Options issued in connection with
    preferred stock                           260,000            260,000
  Additional paid in capital                3,333,000          3,333,000
  Common stock purchase warrants              187,000            187,000
  Retained earnings (deficit)               1,089,000           (797,000)
                                          -----------        -----------
    Total stockholders' equity              9,612,000          7,726,000
                                          -----------        -----------
                                          $11,561,000        $ 8,622,000

NOTE: The balance sheet at December 31, 1996 has been taken from the consolidated audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SAINT ANDREWS GOLF CORPORATION
                             UNAUDITED CONDENSED
                            STATEMENTS OF INCOME

                                               For the Three Months
                                                  Ended March 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Interest income                         $    68,000        $     4,000
  Royalties                                     6,000                  -
  Other                                         4,000                  -
                                          -----------        -----------
    Total revenues                             78,000              4,000

EXPENSES:
  Selling, general and administrative         123,000             98,000
  SportPark development costs                  77,000             94,000
                                          -----------        -----------
    Total expenses                            200,000            192,000
                                          -----------        -----------
                                             (122,000)          (188,000)

GAIN ON SALE OF FRANCHISE OPERATIONS        2,499,000           (188,000)
                                          -----------        -----------
INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                        2,377,000           (188,000)

PROVISION FOR INCOME TAXES                    450,000                  -
                                          -----------        -----------
INCOME (LOSS) BEFORE LOSS FROM
DISCONTINUED OPERATIONS                     1,927,000           (188,000)

LOSS FROM DISCONTINUED OPERATIONS             (41,000)           (39,000)
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,886,000        $  (227,000)

INCOME (LOSS) PER SHARE:
  Income(loss) from operations            $       .64        $      (.06)
  Loss from discontinued operations              (.01)              (.02)
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .63        $      (.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS

                                                For the Three Months
                                                  Ended March 31,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ 1,886,000        $  (227,000)

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization              2,000              5,000
     Gain on sale of franchise
      operations                           (2,499,000)                 -
  Changes in assets and liabilities:
    Decrease in other receivables             274,000             45,000
    Increase in inventory                           -             (4,000)
    (Increase) decrease in prepaid
     expenses and other                       (13,000)           416,000
    Increase (decrease) in accounts payable   417,000            (55,000)
    Increase (decrease) in deferred income    (68,000)            21,000
    Increase in other payables                345,000             51,000
    Increase in income tax payable            450,000                  -
                                          -----------        -----------
Net cash provided by operating
  activities                                  794,000            252,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                (1,238,000)          (152,000)
  Development cost refund                           -             85,000
  Proceeds from sale of franchise
   operations                               2,688,000                  -
                                          -----------        -----------
Net cash provided (used) by investing
  activities                                1,450,000            (67,000)
                                          -----------        -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                               2,244,000            185,000

CASH AND CASH EQUIVALENTS-
  Beginning of period                       5,818,000            125,000
                                          -----------        -----------
CASH AND CASH EQUIVALENTS -
  End of period                           $ 8,062,000        $   310,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAINT ANDREWS GOLF CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS

NOTE 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Saint Andrews Golf Corporation and its wholly-owned subsidiary All-American SportPark, Inc. (collective, the "Company"). All significant intercompany transactions have been eliminated.

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

On February 26, 1997, Las Vegas Discount Golf & Tennis, Inc. and the Company completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. The total purchase consideration received was $5.3 million of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2,688,000 was allocated to the Company.

The Company's operations, subsequent to the sale, consist solely of the SportPark facility which is currently under development in Las Vegas, Nevada. The assets, liabilities and operations related to the franchise business have been presented as "Net Assets of Discontinued Operations" and "Discontinued Operations," respectively, in the accompanying balance sheets and statement of operations as of and for the three months March 31, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods an income statement is presented. For the three months ended March 31, 1997 and 1996 the proforma calculations were as follows:

                                      March 31, 1997       March 31, 1996
                                      Basic  Diluted      Basic     Diluted
                                      -----  -------      -----     -------
Income (loss) from operations         $.64     $.43       $(.06)     $(.06)
Loss from discontinued operations     (.01)    (.01)       (.02)      (.01)
                                      ----     ----       -----      -----
Net income (loss) per share           $.63     $.42       $(.08)     $(.07)

Options to purchase 1,517,000 and 360,000 shares of common stock were outstanding at March 31, 1997 and 1996, respectively, at exercise prices of $4.625 to $5.40 at March 31, 1997 and of $5.00 to $5.40 at March 31, 1996,
respectively.

NOTE 3.  STATEMENT OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

The Company made no cash payments for interest or income taxes during the three months ended March 31, 1997 or 1996.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. The Company obtained an exclusive license for indoor and outdoor baseball batting stadiums in the United States through December 31, 1997, and in return the Company will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium. The Company's right to exclusively use MLB logos and other trade marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement. The Company and MLB are currently in negotiations to extend this agreement.

In May 1996, Saint Andrews entered into an agreement with Jeff Gordon, the 1995 NASCAR Winston Cup Champion and the 1997 Daytona 500 Champion, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon will be paid $25,000 for his services during 1996, $25,000 per SpeedPark per year thereafter ($325,000 guaranteed over the life of the agreement).

The Company has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operations of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

SALE OF FRANCHISE OPERATIONS.

On December 16, 1996, the Company entered into an agreement to sell its franchise operations including all rights under existing franchise agreements; all trade names and trademarks; specific depreciable assets and a modified covenant not to compete. The sale was consummated on February 26, 1997 with the Company receiving proceeds of $2,688,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31,
1996

Total revenues increased $74,000 compared to 1996. The increase in revenues was attributable primarily to an increase in interest income resulting from the increase in cash or interest bearing accounts.

Selling, general and administrative expenses increased by $25,000 (26%) in 1997 as compared to 1996, primarily as a result of the activity in All-American SportPark, Inc.

Net loss from discontinued operations increased $2,000 compared to 1996. Revenue from discontinued oeprations decreased 48% from $359,000 in 1996 to $186,000 in 1997. Selling, general and administrative expenses for discontinued operations decreased 42% from $392,000 in 1996 to $227,000 in 1997. All changes in discontinued operations are attributed to the sale of franchise operations on February 26, 1997, resulting in less than two months activity in the period ended March 31, 1997, versus three months in the period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of approximately $6,189,000 as compared to working capital of approximately $5,419,000 at December 31, 1996. Cash increased from $5,818,000 at December 31, 1996, to $8,062,000 at
March 31, 1997. This increase in cash was primarily attributable to $2,688,000 in proceeds from the sale of franchise operations; a $417,000 increase in accounts payable; and a $345,000 increase in other payables. The increase was partially offset by expenditures of $1,238,000.

The Company incurred $1,236,000 of project development expenditures during the quarter which were related to the continued development of its first SportPark in Las Vegas, Nevada.

The Company does not expect to have any significant capital expenditures other than the development of the SportPark.

The Company's sources of working capital are its current cash balance and cash flows from operations. The Company has, in the past, funded a portion of its cash needs through loans from its parent corporation (Las Vegas Discount Golf & Tennis, Inc.), however, it is likely that the parent will be able to make any loans in the future.

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

FACTORS AFFECTING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Among others, such forward-looking statements include statements with respect to (I) the availability to the Company of additional equity and/or debt proceeds on terms acceptable to the Company and at the times necessary to satisfy capital expenditure, debt repayment and other requirements, (ii) the availability of operating cash flow in amounts and at the times anticipated by management,
(iii) the adequacy of budgeted amounts for capital expenditure projects and the adequacy of the Company's liquidity and capital resources generally, and
(iv) the anticipated time of completion of capital projects.

These forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company, and which could significantly affect anticipated future results, both short-term and long-term. As a result, actual results may differ, in some cases materially, from those anticipated or contemplated by forward-looking statements in this Report. In addition to the cautionary statements included in this section and elsewhere throughout this Report, attention is directed to the cautionary statements included in the Company's other publicly available reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including without limitation the cautionary statements set forth or referenced in 1996, under the caption "Part II, Item 6., Management's Discussion and Analysis or Plan of Operations - Safe Harbor Provision."

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.
         None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SAINT ANDREWS GOLF CORPORATION

Date:  June 6, 1997               By:/s/ Ronald Boreta
                                     Ronald Boreta, President and Chief
                                     Financial Officer

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically