Form 10QSB/A
period 1997-03-31
SAINT ANDREWS GOLF CORP
filed 1997-06-27
CIK 930245

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

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

                      SAINT ANDREWS GOLF CORPORATION
                             UNAUDITED CONDENSED
                            STATEMENTS OF INCOME

                                               For the Three Months
                                                  Ended March 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Interest income                         $    68,000        $     4,000
  Royalties                                     6,000                  -
  Other                                         4,000                  -
                                          -----------        -----------
    Total revenues                             78,000              4,000

EXPENSES:
  Selling, general and administrative         123,000             98,000
  SportPark development costs                  77,000             94,000
                                          -----------        -----------
    Total expenses                            200,000            192,000
                                          -----------        -----------
                                             (122,000)          (188,000)
                                          -----------        -----------
LOSS BEFORE PROVISION FOR INCOME TAXES       (122,000)          (188,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
LOSS BEFORE INCOME (LOSS) FROM
DISCONTINUED OPERATIONS                      (122,000)          (188,000)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
    franchise operations                      (41,000)           (39,000)
  Gain on disposal of franchise operations
    (less applicable income taxes of
    $450,000)                               2,049,000                  -
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,886,000        $  (227,000)

INCOME (LOSS) PER SHARE:
  Loss from operations                    $      (.04)       $      (.06)
  Income (loss) from discontinued
    operations                                    .67               (.02)
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .63        $      (.08)

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

                                      March 31, 1997       March 31, 1996
                                      Basic  Diluted      Basic     Diluted
                                      -----  -------      -----     -------
Income (loss) from operations         $(.04)  $(.04)      $(.06)     $(.06)
Loss from discontinued operations       .67     .46        (.02)      (.01)
                                      -----   -----       -----      -----
Net income (loss) per share           $ .63   $ .42       $(.08)     $(.07)

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

                                  SAINT ANDREWS GOLF CORPORATION

Date:  June 26, 1997              By:/s/ Ronald Boreta
                                     Ronald Boreta, President and Chief
                                     Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically