Form 10QSB
period 1997-06-30
SAINT ANDREWS GOLF CORP
filed 1997-08-25
CIK 930245

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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

                            Yes X             No___

As of August 12, 1997, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                     SAINT ANDREWS GOLF CORPORATION
                               FORM 10-QSB
                                INDEX
                                                              Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets        3

         Unaudited Condensed Consolidated Statements of
         Income                                                 4

         Unaudited Condensed Consolidated Statement of
         Cash Flows                                             6

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                   7

Item 2.  Management's Discussion and Analysis or Plans
         of Operations                                          9

Part II: Other Information

Item 1.  Legal Proceedings                                     11

Item 2.  Changes in Securities                                 11

Item 3.  Defaults Upon Senior Securities                       11

Item 4.  Submission of Matters to a Vote of Security
         Holders                                               11

Item 5.  Other Information                                     11

Item 6.  Exhibits and Reports on Form 8-K                      11

         Signatures                                            11

                  SAINT ANDREWS GOLF CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                            June 30,         December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 6,262,000        $ 5,818,000
  Other receivables                            44,000            480,000
  Prepaid expenses and other                   24,000             17,000
                                          -----------        -----------
    Total current assets                    6,330,000          6,315,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                  94,000             84,000

PROJECT DEVELOPMENT COSTS                   7,852,000          2,103,000

NET ASSETS OF DISCONTINUED OPERATIONS               -            120,000
                                          -----------        -----------
                                          $14,276,000        $ 8,622,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $ 2,068,000        $   742,000
  Deferred income                              79,000            154,000
  Other payables                              218,000                  -
  Income taxes payable                        225,000                  -
                                          -----------        -----------
    Total current liabilities               2,590,000            896,000

NOTE PAYABLE                                1,312,000                  -

MINORITY INTEREST                             750,000                  -

STOCKHOLDERS' EQUITY:
  Common stock                                  3,000              3,000
  Preferred stock                           4,740,000          4,740,000
  Options issued in connection with
    preferred stock                           260,000            260,000
  Additional paid in capital                3,333,000          3,333,000
  Common stock purchase warrants              187,000            187,000
  Retained earnings (deficit)               1,101,000           (797,000)
                                          -----------        -----------
    Total stockholders' equity              9,624,000          7,726,000
                                          -----------        -----------
                                          $14,276,000        $ 8,622,000

NOTE: The balance sheet at December 31, 1996 has been taken from the consolidated audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
                             UNAUDITED CONDENSED
                            STATEMENTS OF INCOME

                                               For the Three Months
                                                  Ended June 30,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Interest income                         $    95,000        $     1,000
  Royalties                                     6,000                  -
  Other                                             -                  -
                                          -----------        -----------
    Total revenues                            101,000              1,000

EXPENSES:
  Selling, general and administrative         127,000            105,000
  SportPark development costs                  75,000            107,000
                                          -----------        -----------
    Total expenses                            212,000            212,000

LOSS BEFORE PROVISION FOR INCOME TAXES       (101,000)          (211,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
LOSS BEFORE INCOME (LOSS) FROM
DISCONTINUED OPERATIONS                      (101,000)          (211,000)


DISCONTINUED OPERATIONS
  Income (loss) from operations of dis-
    continued franchise operations                  -             19,000
  Additional gain on disposal of
    franchise operations (less applicable
    income taxes of $450,000)                 113,000                  -
                                          -----------        -----------
NET INCOME (LOSS)                         $    12,000        $  (192,000)

INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.03)       $      (.07)
  Income (loss) from discontinued
    operations                                    .03                .01
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $         -        $      (.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
                             UNAUDITED CONDENSED
                            STATEMENTS OF INCOME

                                               For the Six Months
                                                  Ended June 30,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Interest income                         $   163,000        $     5,000
  Royalties                                    12,000                  -
  Other                                         4,000                  -
                                          -----------        -----------
    Total revenues                            179,000              5,000

EXPENSES:
  Selling, general and administrative         250,000            203,000
  SportPark development costs                 152,000            201,000
                                          -----------        -----------
    Total expenses                            402,000            404,000

LOSS BEFORE PROVISION FOR INCOME TAXES       (223,000)          (399,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
LOSS BEFORE INCOME (LOSS) FROM
DISCONTINUED OPERATIONS                      (223,000)          (399,000)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
    franchise operations                      (41,000)           (20,000)
  Gain on disposal of franchise operations
    (less applicable income taxes of
    $450,000)                               2,162,000                  -
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,898,000        $  (419,000)

INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.07)       $      (.13)
  Income (loss) from discontinued
    operations                                    .70               (.01)
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .63        $      (.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.
                               -5-

                       SAINT ANDREWS GOLF CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS

                                                For the Six Months
                                                  Ended June 30,
                                              1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ 1,898,000        $  (419,000)

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization              4,000             10,000
     Gain on sale of franchise
      operations                           (2,499,000)                 -
  Changes in assets and liabilities:
    Decrease in other receivables             436,000              6,000
    Increase in inventory                           -             (5,000)
    (Increase) decrease in prepaid
     expenses and other                        (7,000)           410,000
    Increase (decrease) in accounts payable 1,252,000            (59,000)
    Increase (decrease) in deferred income    (75,000)            23,000
    Increase in other payables                218,000            274,000
    Increase in income tax payable            225,000                  -
                                          -----------        -----------
Net cash provided by operating
  activities                                1,452,000            240,000
                                          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                (5,747,000)          (324,000)
  Development cost refund                           -             85,000
  Purchases of equipment                      (14,000)                 -
  Proceeds from sale of franchise
   operations                               2,688,000                  -
                                          -----------        -----------
Net cash provided (used) by investing
  activities                               (3,073,000)          (239,000)
                                          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                1,315,000                  -
  Proceeds from minority interest in
    Callaway Golf Center                      750,000                  -
                                          -----------        -----------
Net cash provided by financing activities   2,065,000                  -
                                          -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS     444,000              1,000

CASH AND CASH EQUIVALENTS-
  Beginning of period                       5,818,000            125,000
                                          -----------        -----------
CASH AND CASH EQUIVALENTS - End of period $ 6,262,000        $   126,000
                                          -----------        -----------

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

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

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

The Company's operations, subsequent to the sale, consist solely of the SportPark facility which is currently under development on the Las Vegas strip in Las Vegas, Nevada. The assets, liabilities and operations related to the franchise business have been presented as "Net Assets of Discontinued Operations" and "Discontinued Operations," respectively, in the accompanying balance sheet at December 31, 1996 and statement of operations as of and for the three and six months ended June 30, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods an income statement is presented. For the three and six months ended June 30, 1997 and 1996 the proforma calculations were as follows:

                                       June 30, 1997       June 30, 1996
Three Months                          Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
Income (loss) from operations         $(.03)   $(.04)     $(.07)   $(.07)
Loss from discontinued operations       .03      .03        .01      .01
                                      -----    -----      -----    -----
Net income (loss) per share           $   -    $(.01)     $(.06)   $(.06)

                                       June 30, 1997       June 30, 1996
Six Months                            Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
Income (loss) from operations         $(.07)   $(.08)     $(.13)   $(.13)
Loss from discontinued operations       .70      .70       (.01)    (.01)
                                      -----    -----      -----    -----
Net income (loss) per share           $ .63    $(.62)     $(.14)   $(.14)

Options to purchase 1,517,000 and 360,000 shares of common stock were outstanding at June 30, 1997 and 1996, respectively, at exercise prices of $4.625 to $5.40 at June 30, 1997 and of $5.00 to $5.40 at June 30, 1996,
respectively.

NOTE 3.  NOTE PAYABLE AND AGREEMENT WITH CALLAWAY

On June 13, 1997 the Company and Callaway Golf Company ("Callaway") announced the formation of the All American Golf, LLC, a limited liability California corporation, to construct, manage and operate "Callaway Golf Center", a premier golf facility at the site of the All-American Sportpark. The total budgeted costs for the Callaway Golf Center are approximately $9.0 million.

Callaway will provide $5,750,000 in debt financing which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of June 30, 1997, $1,312,000 had been drawn under this agreement. The Company will own 80 percent of the members' units of the LLC. The Company will manage the driving range, golf course and tenant facilities in the clubhouse.

NOTE 4.  STATEMENT OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Cash paid during the six months ended on:       June 30,
                                            1997        1996
                                          --------    --------
              Interest                           -    $ 31,000
              Income taxes                $225,000           -

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Total revenues increased $100,000 compared to 1996. The increase in revenues was attributable primarily to an increase in interest income resulting from the increase in cash on interest bearing accounts.

Selling, general and administrative expenses and Sportpark development costs remained constant between periods on a combined basis.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Total revenues increased to $179,000 from $5,000 for the same period in 1996. The increase in revenues was primarily attributable to increased interest income resulting from the increase in cash on interest bearing accounts.

Selling, general and administrative expenses and Sportpark development costs on a cumulative basis were relatively unchanged between years.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of approximately $3,740,000 as compared to working capital of approximately $5,419,000 at December 31, 1996. Cash increased from $5,818,000 at December 31, 1996, to $6,262,000 at
June 30, 1997. This increase in cash was primarily attributable to $2,688,000 in proceeds from the sale of franchise operations; $2,065,000 in debt and minority interest proeeds from Callaway for the golf facility and $1,326,000 increase in accounts payable. The increase in cash was partially offset by Sportpack expenditures of $5,747,000.

The Company does not expect to have any significant capital expenditures other than the development of the SportPark.

The Company's sources of working capital are its current cash balance and cash flows from operations. The Company has, in the past, funded a portion of its cash needs through loans from its parent corporation (Las Vegas Discount Golf & Tennis, Inc.), however, any loans from the parent in the future are likely to be limited.

On June 13, 1997 the Company and Callaway Golf Company ("Callaway") announced the formation of the All American Golf, LLC, a limited liability California corporation, to construct, manage and operate "Callaway Golf Center", a premier golf facility at the site of the All-American Sportpark. The total budgeted costs for the Callaway Golf Center are approximately $9.0 million.

Callaway will provide $5,750,000 in debt financing which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of June 30, 1997, $1,312,000 had been drawn under this agreement. The Company will own 80 percent of the members' units of the LLC. The Company will manage the driving range, golf course and tenant facilities in the clubhouse.

While the Company has entered into the Callaway arrangement as previouisly described, the Company currently has not secured financing for the construction of the sports entertainment complex portion of the SportPark.
The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing, and the Company's own cash. There is no assurance that financing will be obtained from any of these sources.

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

These forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company, and which could significantly affect anticipated future results, both short-term and long-term. As a result, actual results may differ, in some cases materially, from those anticipated or contemplated by forward-looking statements in this Report. In addition to the cautionary statements included in this section and elsewhere throughout this Report, attention is directed to the cautionary statements included in the Company's other publicly available reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including without limitation the cautionary statements set forth or referenced in the Company's Form 10-KSB for the year ended December 31, 1996, under the caption "Part II, Item 6., Management's Discussion and Analysis or Plan of Operations - Safe Harbor Provision."

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

                                  SAINT ANDREWS GOLF CORPORATION

Date:  August 25, 1997            By:/s/ Ronald Boreta
                                     Ronald Boreta, President and Chief
                                     Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically