Form 10QSB/A
period 1997-06-30
SAINT ANDREWS GOLF CORP
filed 1997-09-29
CIK 930245

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                               AMENDMENT NO. 1

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

                  SAINT ANDREWS GOLF CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                            June 30,         December 31,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 6,262,000        $ 5,818,000
  Other receivables                            44,000            480,000
  Prepaid expenses and other                   24,000             17,000
                                          -----------        -----------
    Total current assets                    6,330,000          6,315,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                  94,000             84,000

PROJECT DEVELOPMENT COSTS                   7,852,000          2,103,000

NET ASSETS OF DISCONTINUED OPERATIONS               -            120,000
                                          -----------        -----------
                                          $14,276,000        $ 8,622,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $ 2,168,000        $   742,000
  Deferred income                                   -             63,000
  Other payables                              218,000                  -
  Income taxes payable                        225,000                  -
                                          -----------        -----------
    Total current liabilities               2,611,000            805,000

DEFERRED INCOME                                79,000             91,000

NOTE PAYABLE                                1,312,000                  -

MINORITY INTEREST                             750,000                  -

STOCKHOLDERS' EQUITY:
  Common stock                                  3,000              3,000
  Preferred stock                           4,740,000          4,740,000
  Options issued in connection with
    preferred stock                           260,000            260,000
  Additional paid in capital                3,333,000          3,333,000
  Common stock purchase warrants              187,000            187,000
  Retained earnings (deficit)               1,001,000           (797,000)
                                          -----------        -----------
    Total stockholders' equity              9,524,000          7,726,000
                                          -----------        -----------
                                          $14,276,000        $ 8,622,000

NOTE: The balance sheet at December 31, 1996 has been taken from the consolidated audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF OPERATIONS

                                               For the Three Months
                                                  Ended June 30,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
INCOME:
  Interest income                         $    95,000        $     1,000
  Royalties                                     6,000                  -
  Other                                             -                  -
                                          -----------        -----------
    Total income                              101,000              1,000

EXPENSES:
  Selling, general and administrative         227,000            105,000
  SportPark development costs                  75,000            107,000
                                          -----------        -----------
    Total expenses                            302,000            212,000

LOSS BEFORE PROVISION FOR INCOME TAXES       (201,000)          (211,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS              (201,000)          (211,000)

DISCONTINUED OPERATIONS
  Income (loss) from operations of dis-
    continued franchise operations                  -             19,000
  Additional gain on disposal of
    franchise operations (less applicable
    income taxes of $450,000)                 113,000                  -
                                          -----------        -----------
NET LOSS                                  $   (88,000)       $  (192,000)

INCOME (LOSS) PER SHARE:
  Income (loss) from
    continuing operations                 $      (.07)       $      (.07)
  Income (loss) from
    discontinued operations                       .04                .01
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $      (.03)       $      (.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SAINT ANDREWS GOLF CORPORATION
                     UNAUDITED CONDENSED CONSOLIDATED
                         STATEMENTS OF OPERATIONS

                                               For the Six Months
                                                  Ended June 30,
                                             1997                1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
INCOME:
  Interest income                         $   163,000        $     5,000
  Royalties                                    12,000                  -
  Other                                         4,000                  -
                                          -----------        -----------
    Total income                              179,000              5,000

EXPENSES:
  Selling, general and administrative         350,000            203,000
  SportPark development costs                 152,000            201,000
                                          -----------        -----------
    Total expenses                            502,000            404,000

LOSS BEFORE PROVISION FOR INCOME TAXES       (323,000)          (399,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS              (323,000)          (399,000)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
    franchise operations                      (41,000)           (20,000)
  Gain on disposal of franchise operations
    (less applicable income taxes of
    $450,000)                               2,162,000                  -
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,798,000        $  (419,000)

INCOME (LOSS) PER SHARE:
  Income (loss) from
    continuing operations                 $      (.11)       $      (.13)
  Income (loss) from
    discontinued operations                       .70               (.01)
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .59        $      (.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                                                For the Six Months
                                                  Ended June 30,
                                                1997               1996
                                            -----------        -----------
                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $ 1,798,000        $  (419,000)

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization                4,000             10,000
     Gain on sale of franchise
      operations                             (2,612,000)                 -
  Changes in assets and liabilities:
    Decrease in other receivables               436,000              6,000
    Increase in inventory                             -             (5,000)
    (Increase) decrease in prepaid
     expenses and other                          (7,000)           410,000
    Increase (decrease) in accounts payable   1,252,000            (59,000)
    Increase (decrease) in deferred income      (75,000)            23,000
    Increase in other payables                  321,000            274,000
    Increase in income tax payable              225,000                  -
                                            -----------        -----------
Net cash provided by operating
  activities                                  1,342,000            240,000
                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                  (5,747,000)          (324,000)
  Development cost refund                             -             85,000
  Purchases of equipment                        (14,000)                 -
  Proceeds from sale of franchise
   operations                                 2,801,000                  -
                                            -----------        -----------
Net cash provided (used) by investing
  activities                                 (2,960,000)          (239,000)
                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                  1,312,000                  -
  Proceeds from minority interest in
    Callaway Golf Center                        750,000                  -
                                            -----------        -----------
Net cash provided by financing activities     2,062,000                  -
                                            -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS       444,000              1,000

CASH AND CASH EQUIVALENTS-
  Beginning of period                         5,818,000            125,000
                                            -----------        -----------
CASH AND CASH EQUIVALENTS - End of period   $ 6,262,000        $   126,000
                                            -----------        -----------

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

On February 26, 1997, Las Vegas Discount Golf & Tennis, Inc. and the Company completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. The total purchase consideration received was $5.3 million of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2,801,000 was allocated to the Company.

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

                                       June 30, 1997       June 30, 1996
Three Months                          Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
Loss from operations                  $(.07)   $(.07)     $(.07)   $(.07)
Loss from discontinued operations       .04      .04        .01      .01
                                      -----    -----      -----    -----
Net loss per share                    $(.03)   $(.03)     $(.06)   $(.06)

                                       June 30, 1997       June 30, 1996
Six Months                            Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
Loss from operations                  $(.11)   $(.11)     $(.13)   $(.13)
Loss from discontinued operations       .70      .70       (.01)    (.01)
                                      -----    -----      -----    -----
Net income (loss) per share           $ .59    $ .59      $(.14)   $(.14)

Options to purchase 657,000 and 677,000 shares of common stock were outstanding at June 30, 1997 and 1996, respectively. On June 9, 1997, the Board of directors approved the repricing of 617,000 of the outstanding stock options granted under the 1994 Stock Option Plan at an exercise price of $3.06 per share, which was the average price on that day. The remaining 40,000 options retained their original exercise price of $5.00. These options had exercise prices of $4.625 to $5.40 at June 30, 1997 and of $5.00 to $5.40 at June 30, 1996, respectively, prior to the repricing.

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

Callaway will provide $5,250,000 in debt financing which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of June 30, 1997, $1,312,000 had been drawn under this agreement. The Company will own 80 percent of the members' units of the LLC. The Company will manage the driving range, golf course and tenant facilities in the clubhouse.

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

NOTE 5.  COMMITMENTS AND CONTINGENCIES

In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. The Company obtained an exclusive license for indoor and outdoor baseball batting stadiums in the United States through November 30, 2000, and in return the Company will pay a royalty of the gross revenues from the batting cages with a minimum annual royalty for each stadium. The Company's right to exclusively use MLB logos and other trade marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement. The Company and MLB are currently in negotiations to extend this agreement.

In May 1996, Saint Andrews entered into an agreement with Jeff Gordon, the 1995 NASCAR Winston Cup Champion and the 1997 Daytona 500 Champion, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon will be paid $25,000 for his services during 1996, $25,000 per SpeedPark per year thereafter ($325,000 guaranteed over the life of the agreement).

The Company has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operations of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark in Las Vegas, Nevada and Southern California through December 31, 1002 provided certain conditions are satisfied.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

SALE OF FRANCHISE OPERATIONS.

On December 16, 1996, the Company entered into an agreement to sell its franchise operations including all rights under existing franchise agreements; all trade names and trademarks; specific depreciable assets and a modified covenant not to compete. The sale was consummated on February 26, 1997 with the Company receiving proceeds of $2,801,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Total revenues increased $100,000 compared to 1996. The increase in revenues was attributable primarily to an increase in interest income resulting from the increase in cash in interest bearing accounts.

Selling, general and administrative expenses increased $122,400 primarily as a result of a $100,000 bonus granted to the President during June 1997. Sportpark development costs decreased by $32,000 resulting from less activities related to noncapitalizable projects.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Total income increased to $179,000 from $5,000 for the same period in 1996. The increase in revenues was primarily attributable to increased interest income resulting from the increase in cash in interest bearing accounts.

Selling, general and administrative expenses increased $147,000 primarily as a result of a $100,000 bonus granted to the President during June 1997, while Sportpark development costs decreased by $49,000 resulting from less activities related to noncapitalizable projects.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of approximately $3,719,000 as compared to working capital of approximately $5,510,000 at December 31, 1996. Cash increased from $5,818,000 at December 31, 1996 to $6,262,000 at
June 30, 1997. This increase in cash was primarily attributable to $2,801,000 in proceeds from the sale of franchise operations; $2,062,000 in debt and minority interest proceeds from Callaway Golf Company for the Callaway Golf Center; and a $1,252,000 increase in accounts payable. The increase was partially offset by SportPark expenditures of $5,747,000.

On June 13, 1997 the Company and Callaway Golf Company ("Callaway Golf") announced the formation of All American Golf, LLC, a limited liability California corporation, to construct, manage and operate "Callaway Golf Center", a premier golf facility at the site of the All-American Sportpark. The total budgeted costs for the Callaway Golf Center are approximately $9.0 million. Callaway Golf will provide $5,250,000 in debt financing which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of June 30, 1997, $1,312,000 had been drawn under this agreement. The Company will own 80 percent of the members' units of the LLC for a contribution of $3 million while Callaway Golf will own 20% for a contribution of $750,000. The Company will manage the driving range, golf course and tenant facilities in the clubhouse.

While the Company has secured financing for the Callaway Golf Center as previously described, the Company has not secured financing for the construction of the Sports Entertainment Complex portion of the SportPark which is anticipated to require capital expenditures of approximately $20 million. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing, and the Company's own cash. There is no assurance that sufficient financing will be obtained from any of these sources. No financing was received from corporate sponsors during the year ended December 31, 1996, or for the six months ended June 30, 1997.

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

                                  SAINT ANDREWS GOLF CORPORATION

Date:  September 29, 1997         By:/s/ Ronald Boreta
                                     Ronald Boreta, President and Chief
                                     Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically