Form 10QSB
period 1997-09-30
SAINT ANDREWS GOLF CORP
filed 1997-11-24
CIK 930245

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997




                        Commission File Number: 0-24970




                         SAINT ANDREWS GOLF CORPORATION
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)




           Nevada                                      88-0203976
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


     5325 South Valley View Boulevard, Suite 10, Las Vegas, Nevada  89118
     --------------------------------------------------------------------
         (Address of principal executive offices including zip code)


                              (702) 798-7777
                         ---------------------------
                         (Issuer's telephone number)









Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of November 15, 1997, 3,000,000 shares of common stock were outstanding.

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






















                               -2-
                  SAINT ANDREWS GOLF CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                          September 30,      December 31,
                                              1997               1996
                                          -------------      -----------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 1,423,000        $ 5,818,000
  Other receivables                            37,000            480,000
  Prepaid expenses and other                   24,000             17,000
  Preopening expenses                         386,000                  -
                                          -----------        -----------
    Total current assets                    1,870,000          6,315,000

FURNITURE, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS, NET                 144,000             84,000

PROJECT DEVELOPMENT COSTS                  13,657,000          2,103,000

NET ASSETS OF DISCONTINUED OPERATIONS               -            120,000
                                          -----------        -----------
                                          $15,671,000        $ 8,622,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $ 1,328,000        $   742,000
  Deferred income                                   -             63,000
  Other payables                                    -                  -
  Income taxes payable                        113,000                  -
                                          -----------        -----------
    Total current liabilities               1,441,000            805,000

DEFERRED INCOME                               143,000             91,000

NOTE PAYABLE                                3,938,000                  -

MINORITY INTEREST                             750,000                  -

STOCKHOLDERS' EQUITY:
  Common stock                                  3,000              3,000
  Preferred stock                           4,740,000          4,740,000
  Options issued in connection with
    preferred stock                           260,000            260,000
  Additional paid in capital                3,333,000          3,333,000
  Common stock purchase warrants              187,000            187,000
  Retained earnings (deficit)                 876,000           (797,000)
                                          -----------        -----------
    Total stockholders' equity              9,399,000          7,726,000
                                          -----------        -----------
                                          $15,671,000        $ 8,622,000

NOTE:          The balance sheet at December 31, 1996 has been taken from the consolidated audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.
                               -3-
                       SAINT ANDREWS GOLF CORPORATION
                             UNAUDITED CONDENSED
                            STATEMENTS OF INCOME

                                               For the Three Months
                                                Ended September 30,
                                             1997               1996
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Interest income                         $    45,000        $         -
  Royalties                                     6,000                  -
  Other key money                               1,000                  -
                                          -----------        -----------
    Total revenues                             52,000                  -

EXPENSES:
  Selling, general and administrative         177,000            107,000
  SportPark development costs                       -              6,000
                                          -----------        -----------
Total expenses                                177,000            113,000

LOSS BEFORE PROVISION FOR INCOME TAXES       (125,000)          (113,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
MINORITY INTEREST                            (125,000)          (113,000)


DISCONTINUED OPERATIONS
  Income (loss) from operations of dis-
    continued franchise operations                  -            (11,000)

  Additional gain on disposal of
    franchise operations (less applicable
    income taxes of $450,000)                       -                  -
                                          -----------        -----------
NET LOSS                                  $  (125,000)       $  (124,000)

INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.04)       $      (.04)
  Income (loss) from discontinued
    operations                                      -                  -
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $      (.04)        $     (.04)











The accompanying notes are an integral part of these condensed consolidated financial statements.

                               -4-
                      SAINT ANDREWS GOLF CORPORATION
                             UNAUDITED CONDENSED
                            STATEMENTS OF INCOME

                                               For the Nine Months
                                                  Ended September 30,
                                             1997               1996
                                          ----------         ----------
                                          (Unaudited)        (Unaudited)
INCOME:
  Interest income                         $   208,000        $     5,000
  Royalties                                    18,000                  -
  Other                                         5,000                  -
                                          -----------        -----------
    Total revenues                            231,000              5,000

EXPENSES:
  Selling, general and administrative         527,000            315,000
  SportPark development costs                 152,000            207,000
                                          -----------        -----------
    Total expenses                            679,000            522,000

LOSS BEFORE PROVISION FOR INCOME TAXES       (448,000)          (517,000)

PROVISION (BENEFIT) FOR INCOME TAXES                -                  -
                                          -----------        -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
MINORITY INTEREST                            (448,000)          (517,000)

  Loss from operations of discontinued
    franchise operations                      (41,000)           (26,000)
  Gain on disposal of franchise operations
    (less applicable income taxes of
    $450,000)                               2,162,000                  -
                                          -----------        -----------
NET INCOME (LOSS)                         $ 1,673,000        $  (543,000)

INCOME (LOSS) PER SHARE:
  Income (loss) from operations           $      (.15)       $      (.07)
  Income (loss) from discontinued
    operations                                    .70               (.01)
                                          -----------        -----------
NET INCOME (LOSS) PER SHARE               $       .55        $      (.08)














The accompanying notes are an integral part of these condensed consolidated financial statements.

                               -5-
                       SAINT ANDREWS GOLF CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS

                                                  For the Nine Months
                                                  Ended September 30,
                                                  1997          1996
                                              -----------    -----------
                                              (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ 1,673,000    $  (543,000)

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization                  6,000         16,000
     Gain on sale of franchise operations      (2,612,000)             -
  Changes in assets and liabilities:
    Decrease in accounts receivable               271,000
    Decrease in other receivables                 443,000         21,000
    Increase in inventory                               -        (57,000)
    Increase in lease termination receivable            -       (123,000)
    (Increase) decrease in prepaid
     expenses and other                             4,000        407,000
    Increase in preopening expenses              (386,000)             -
    Increase (decrease) in accounts payable       478,000        (68,000)
    Increase (decrease) in deferred income        (71,000)        63,000
    Increase in other payables                          -        459,000
    Increase in income tax payable                113,000              -
                                              -----------    -----------
Net cash provided (used) by operating
  activities                                      (81,000)       289,000
                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                   (11,554,000)      (986,000)
  Development cost refund                               -         85,000
  Purchases of equipment                         (136,000)             -
  Proceeds from sale of franchise operations    2,688,000              -
                                              -----------    -----------
Net cash provided (used) by investing
  activities                                   (9,002,000)      (901,000)
                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock                         -      4,000,000
  Preferred stock issuance costs                                (162,000)
  Proceeds from note payable                    3,938,000              -
  Proceeds from minority interest in
    Callaway Golf Center                          750,000              -
                                              -----------    -----------
Net cash provided by financing activities       4,688,000      3,838,000
                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (4,395,000)     3,226,000

CASH AND CASH EQUIVALENTS-Beginning of period   5,818,000        125,000
                                              -----------    -----------
CASH AND CASH EQUIVALENTS-End of period       $ 1,423,000    $ 3,351,000
                                              -----------    -----------
The accompanying notes are an integral part of these condensed consolidated financial statements.
                               -6-
                        SAINT ANDREWS GOLF CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS

NOTE 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Saint Andrews Golf Corporation and its wholly-owned subsidiary All-American SportPark, Inc. (collective, the "Company"). All significant intercompany transactions have been eliminated.

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

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

The Company's operations, subsequent to the sale, consist solely of the SportPark facility which is currently under development on the Las Vegas strip in Las Vegas, Nevada. The assets, liabilities and operations related to the franchise business have been presented as "Net Assets of Discontinued Operations" and "Discontinued Operations," respectively, in the accompanying balance sheet at December 31, 1996 and statement of operations as of and for the three and nine months ended September 30, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods an income statement is presented. For the three and nine months ended September 30, 1997 and 1996 the proforma calculations were as follows:







                              -7-

                                     September 30, 1997   September 30, 1996
Three Months                          Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
Income (loss) from operations         $(.04)   $(.04)     $(.04)   $(.04)
Loss from discontinued operations         -        -          -        -
                                      -----   -------     -----   -------
Net income (loss) per share           $(.04)   $(.04)     $(.04)   $(.04)

                                     September 30, 1997   September 30, 1996
Nine Months                           Basic   Diluted     Basic   Diluted
                                      -----   -------     -----   -------
Income (loss) from operations         $(.15)   $(.15)     $(.07)   $(.07)
Loss from discontinued operations       .70      .70       (.01)    (.01)
                                      -----    -----      -----    -----
Net income (loss) per share           $ .55    $ .55      $(.08)   $(.08)

Options to purchase 657,000 and 677,000 shares of common stock were outstanding at September 30, 1997 and 1996, respectively. On June 9, 1997, the Board of Directors approved the repricing of 617,000 of the outstanding stock options granted under the 1994 Stock Option Plan at an exercise price of $3.06 per share, which was the average price on that day. The remaining 40,000 options retained their original exercise price of $5.00. These options had exercise prices of $4.625 to $5.40 at September 30, 1997 and of $5.00 to $5.40 at September 30, 1996, respectively, prior to the repricing.

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

Callaway will provide $5,250,000 in debt financing which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of September 30, 1997, $3,937,500 had been drawn under this agreement. On November 12, 1997 Callaway remitted the remaining $1,312,500 pursuant to the Agreement. The Company owns 80 percent of the members' units of the LLC while Callaway purchased the remaining 20 percent for $750,000. The minority interest presented in the accompanying financial statements represents Callaway's interest in All American Golf, LLC. The Company will manage the driving range, golf course and tenant facilities in the clubhouse.

NOTE 4.  STATEMENT OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Cash paid during the nine months ended on:    September 30,
                                            1997        1996
                                          --------    --------
              Interest                           -    $ 31,000
              Income taxes                $338,000           -




                               -8-
NOTE 5.  COMMITMENTS AND CONTINGENCIES

In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during August 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, the Company agreed to pay $50,000 for each stadium opened provided that in any year of the term of the agreement a stadium is not opened, the Company must pay $50,000 during such year. The Company has made the payments required for 1995 and 1996. In addition to and as an offset against the minimum payments set out above, the company is required to pay to MLB a royal based on the revenue from the batting cages of the great of (i) six and one-quarter percent (6-1/4%) or (ii) the royalty rate payable by the Company to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Total income increased $52,000 compared to 1996. The increase in income was attributable primarily to an increase in interest income resulting from the increase in cash on interest bearing accounts.

Selling, general and administrative expenses were $70,000 (65%) higher than in the prior year as a result of increased advertising costs and personnel associated with the Sportpark. No Sportpark development costs were incurred in the quarter as all Company personnel were dedicated the opening of the Callaway Golf Center which occurred on October 1, 1997 and continuing development of the Sportpark.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues increased to $231,000 from $5,000 for the same period in 1996. The increase in revenues was primarily attributable to increased interest income resulting from the increase in cash on interest bearing accounts.

Selling, general and administrative expenses were $212,000 (70%) higher than in the prior year as the result of a $100,000 bonus paid to the Company's President and increased advertising and personnel costs associated with the Sportpark.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of approximately $429,000 as compared to working capital of approximately $5,419,000 at December 31, 1996.
Cash decreased from $5,818,000 at December 31, 1996, to $1,423,000 at September 30, 1997. This decrease in cash was attributable to Sportpark expenditures of $11,554,000 and was offset by $2,688,000 in proceeds from the sale of franchise operations; $4,688,000 in debt and minority interest proceeds from Callaway for the golf facility.

On June 13, 1997 the Company and Callaway Golf Company ("Callaway") announced the
formation of the All American Golf, LLC, a limited liability California corporation, to construct, manage and operate "Callaway Golf Center", a premier golf facility at the site of the All-American Sportpark. The total budgeted costs for the Callaway Golf Center are approximately $9.0 million. Callaway Golf will provide $5,250,000 in debt financing which bears interest at 10 percent with
interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of September 30, 1997, $3,937,500 had been drawn under this agreement. On November 12, 1997 Callaway remitted the remaining $1,312,500 pursuant to the Agreement. The Company owns 80 percent of the members' units of the LLC for a contribution of $3 million while Callaway Golf owns 20% for a contribution of $750,000. The Callaway Golf Center commenced operations on October 1, 1997. The Company will manage the driving range, golf course and tenant facilities in the clubhouse.

While the Company has entered into the Callaway arrangement as previously described, the Company currently has not secured financing for the construction of the sports entertainment complex portion of the SportPark. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. As of September 30, 1997 a non-refundable fee of $70,000 was received from CTS who will operate the amusement portion of the SportsPark. This amount has been deferred and will be amortized over the life of the agreement. Additionally, in November the Company received the remaining $30,000 from CTS pursuant to the agreement as well as $100,000 from Sports Service which will operate the food concessions for the Golf Center and Sportpark. The Company expects to receive the balance of the financing from a combination of sources including sponsorship and tenant fees, outside equity and/or debt investors, bank financing, and the Company's own cash. There is no assurance that required financing will be obtained from any of these sources.

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

                                  SAINT ANDREWS GOLF CORPORATION




Date:  November 15, 1997          By:/s/ Ronald Boreta
                                     Ronald Boreta, President and Chief
                                     Financial Officer







                               -11-
                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                         -----------------------------
  27.     Financial Data Schedule               Filed herewith electronically