Form 10KSB
period 1997-12-31
SAINT ANDREWS GOLF CORP
filed 1998-05-12
CIK 930245

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  December 31, 1997

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from: _____ to _____

                         Commission File No. 0-024970

                        SAINT ANDREWS GOLF CORPORATION
 ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                         88-0203976
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

5325 SOUTH VALLEY VIEW BOULEVARD, SUITE 4, LAS VEGAS, NEVADA  89118
--------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE          CLASS A COMMON STOCK PURCHASE WARRANTS
-----------------------------          --------------------------------------
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

State Issuer's revenues for its most recent fiscal year:  $386,200.

As of April 21, 1998, 3,000,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $5,125,000.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                              THE COMPANY

     The Company has developed a concept for family-oriented sports theme parks named "All-American SportPark," which will include a live action Sports Entertainment Complex that will feature a Major League Baseball Slugger Stadium; a NASCAR SpeedPark; an All-American SportPark Pavillion; and an Allsport Arena. The other portion of the SportPark is a Callaway Golf Center[TM], which is comprised of a lighted, nine-hole par 3 golf course, which wraps around a state-of-the-art 110-tee driving range, and a 20,000 square foot clubhouse and training center.

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

     Prior to February 26, 1997, the Company was engaged in the business of franchising retail stores which use the name "Las Vegas Discount Golf & Tennis" and which sell a variety of golf and tennis equipment, including apparel and accessories.

     The Company's business began in 1974 when Vaso Boreta, the President and Chairman of the Board of the Company, opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta, subsequently began distributing catalogs and developing a mail order business for the sale, principally of golf, and, to a lesser extent, tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept and commenced the sale of franchises. As of February 26, 1997, when the franchise business was sold, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

     The Company is a Nevada corporation which was incorporated on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, and was further changed to "Saint Andrews Golf Corporation" on August 12, 1994.

     The Company was acquired by Las Vegas Discount Golf & Tennis, Inc., a publicly-held company, in February 1988, from Vaso Boreta, who was its sole shareholder. Vaso Boreta presently owns 49.3% of the outstanding stock of Las Vegas Discount Golf & Tennis, Inc., and serves as the Chairman of the Board of the Company and Chairman of the Board, President and CEO of Las Vegas Discount Golf & Tennis, Inc. Las Vegas Discount Golf & Tennis, Inc. presently owns 2,000,000 shares of the Company's common stock, which represents approximately 66.7% of the Company's common stock outstanding.

     During July 1994, the Company set up a wholly-owned Nevada subsidiary named All-American SportPark, Inc., which is the entity under which the All-American SportPark is operated. Saint Andrews Golf Corporation and All-American SportPark, Inc. are referred to herein collectively as the "Company."

     On August 12, 1994, the Company effected a 4,000 for 1 stock split of its Common Stock. All financial information and share data in this Report gives retroactive effect to the stock split.

     In December 1994, the Company completed an initial public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. Two Class A Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $6.50 per share. The net proceeds to the Company from this public offering were approximately $3,684,000.

     On July 29, 1996, the Company sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of SANYO North America Corporation, for $2,000,000 in cash pursuant to an Investment Agreement between the Company and TOI (the "Agreement"). TOI purchased 300,000 additional shares of Series A Convertible Preferred Stock for an additional $3,000,000 in September and October 1996, pursuant to the Agreement. The Company is using the proceeds of these sales to develop its first All-American SportPark in Las Vegas.

     On December 16, 1996, the Company and its majority shareholder, Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" to sell all but one of the four retail stores owned by LVDG, all of LVDG's wholesale operations and the entire franchising business of the Company to Las Vegas Golf & Tennis, Inc., an unaffiliated company. Accordingly, at December 31, 1996, the Company accounted for its franchise business segment as "discontinued operations" and three retail stores to be sold as "held for sale" in the consolidated financial statements included in this Report. On February 26, 1997, the Company and LVDG completed this transaction, and as a result the Company's operations, assets and liabilities now relate solely to the development and operation of "All-American SportParks".

     The total price for the transaction was $5,354,287 of which $4,600,000 was paid in cash, $264,176 was paid with a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting of inventory and trade payables, $200,000 was placed in escrow for two years to cover potential indemnification obligations, $60,475 was withheld for sales taxes, and $29,635 was withheld for accrued vacation liabilities. Of the total purchase price, $2,603,787 was allocated to LVDG and $2,750,500 was allocated to the Company. During the three months ended June 30, 1997, the Company recognized an additional $113,000 of gain on the sale of the franchise assets.

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

     During June 1997 the Company and Callaway Golf Company formed All American Golf LLC, a California limited liability company which was owned 80% by the Company and 20% by Callaway Golf Company, and which owns and operates the Callaway Golf Center[TM] at the Las Vegas All American SportPark. In May 1998, the Company sold its 80% interest in all American Golf LLC to Callaway Golf Company. (See "BUSINESS -- Feature Attractions.")

     The Company's offices are located at 5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada 89118. Its telephone number is (702) 798-7777.

   PROPOSED MERGER WITH LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

GENERAL

     On January 20, 1998, the officers of the Company and LVDG executed a merger agreement pursuant to which the Company would merge with and into LVDG. As a result, the separate corporate existence of the Company would cease and
LVDG would continue as the surviving corporation  of the merger.   Management
also intends to change the name of LVDG to All-American SportPark, Inc. to reflect the primary business of the surviving corporation.

     The Company and LVDG have commenced preparation of a registration statement on Form S-4 which will be filed with the Securities and Exchange Commission once it is completed. Once this is declared effective by the Commission, proxy materials will be submitted to the shareholders of the Company and LVDG seeking their approval of the merger and the name change.
The merger will take place as promptly as practicable after the adoption and approval of the merger agreement and the approval of the merger by the stockholders of LVDG and the stockholders of the Company, and the satisfaction or waiver of the other conditions to the merger set forth in the merger agreement.

     The exchange rate for the merger described below as based upon the recommendations of Quist Financial Inc., an independent valuation firm.

      The following description of the merger assumes that the stockholders of both the Company and LVDG approve the merger.

EFFECTIVE TIME

     The merger will become effective by the filing of certificates of merger with the Secretary of State of Colorado and the Secretary of State of Nevada.

CORPORATE MATTERS

     At the Effective Time the articles of incorporation and by-laws of LVDG will become the articles of incorporation and by-laws of the Surviving Corporation, and the officers and directors of Saint Andrews Golf Corporation immediately prior to the Effective Time will become the officers and directors of the Surviving Corporation.

CONVERSION OF SECURITIES

     At the Effective Time, by virtue of the merger and without any action on the part of LVDG, or the holders of the Company's Capital Stock, (i) each share of the Company's Common Stock issued and outstanding immediately prior to the Effective Time (except for shares of the Company's Common Stock held by LVDG) will be converted into 2.4 shares of LVDG common Stock, (ii) each share of the Company's Series A Preferred Stock will be converted into 2.4 shares of LVDG Preferred Stock, and (iii) each share of the Company's Common Stock held by LVDG immediately prior to the Effective Time and all rights in respect thereof will be canceled. This would result in the current shareholders of the Company (other than LVDG) owning approximately 38.2% of the surviving corporation, assuming that there are no dissenting shareholders.

OPTIONS AND WARRANTS TO PURCHASE THE COMPANY'S COMMON STOCK

     At the Effective Time, each option or warrant granted by the Company to purchase shares of the Company's Common Stock which is outstanding and unexercised immediately prior to the Effective Time will be assumed by LVDG and converted into an option or warrant to purchase shares of LVDG Common Stock in such number and at such exercise price as described below and otherwise having the same terms and conditions as in effect immediately prior to the Effective Time. The number of shares of LVDG Common Stock to be subject to the new option or warrant will be equal to the product of (i) the number of shares of the Company's Common Stock subject to the original option or warrant multiplied by (ii) the Exchange Ratio. The exercise price per share of LVDG Common Stock under the new option or warrant will be equal to the quotient of (i) the exercise price per share of the Company's Common Stock under the original option or warrant divided by (ii) the Exchange Ratio.

REPRESENTATIONS AND WARRANTIES

     The Merger Agreement contains certain customary representations and warranties on the part of LVDG and the Company, including, without limitation, representations and warranties as to (i) organization and qualification and subsidiaries; (ii) organizational documents; (iii) capitalization; (iv) authority relative to the Merger Agreement; (v) no conflict and required filings and consents; (vi) permits and compliance with laws; (vii) Commission filings and financial statements; (viii) employee benefit plans and labor matters; (ix) accounting and certain tax matters; (x) contracts; (xi) litigation; (xii) intellectual property; (xiii) insurance; and (xiv) certain interests of officers and directors in the constituent corporations.

CONDUCT OF BUSINESS PENDING THE MERGER

     The Merger Agreement provides that, between the date of the Merger Agreement and the Effective Time, LVDG and the Company must conduct their respective businesses in the ordinary course consistent with past practice and use all reasonable efforts to preserve substantially intact their respective business organizations. The Merger Agreement also provides that neither LVDG nor the Company may, without the prior written consent of the other party, between the date of the Merger Agreement and the Effective Time, (i) amend its articles of incorporation or by-laws; (ii) declare or pay any dividend or other distribution with respect to any of its capital stock; (iii) reclassify, combine, split or subdivide or redeem, purchase or otherwise acquire, directly or indirectly, any of its capital stock; (iv) authorize or enter into any formal or informal agreement or otherwise make any commitment to take any action prohibited by the Merger Agreement; or (v) issue any shares of capital stock, except for issuances of capital stock pursuant to options, warrants and other rights to acquire capital stock outstanding on the date of the Merger Agreement, or for issuances of capital stock in connection with financing of the Las Vegas All-American SportPark.

PLAN OF REORGANIZATION

     The Merger Agreement is intended to constitute a tax-free "plan of reorganization" within the meaning of the income tax regulations promulgated under the Code. Pursuant to the Merger Agreement, LVDG and the Company have agreed that, from and after the date of the Merger Agreement, they will use all reasonable efforts to cause the Merger to qualify, and will not knowingly take any actions or cause any actions to be taken which could reasonably be expected to prevent the Merger from qualifying, as a tax-free reorganization under the Code.

FURTHER ACTION; CONSENTS; FILINGS

     The Merger Agreement provides that LVDG and the Company must use all reasonable efforts to (i) take, or cause to be taken, all appropriate action, and do, or cause to be done, all things necessary, proper or advisable under applicable law or otherwise to consummate and make effective the Merger; (ii) obtain from governmental entities any consents, licenses, permits, waivers, approvals, authorizations or orders required to be obtained by LVDG or the Company in connection with the authorization, execution and delivery of the merger Agreement and the consummation of the Merger; and (iii) make all necessary filings, and thereafter make any other required or appropriate submissions, with respect to the Merger Agreement and the Merger required under the rules and regulations of the Securities Act, the Exchange Act and any other applicable federal or state securities laws and any other applicable law.

CONDITIONS TO THE MERGER

     CONDITIONS TO THE OBLIGATIONS OF EACH PARTY. The obligations of both LVDG and the Company to consummate the Merger are subject to the satisfaction or waiver of certain conditions, including, without limitation, (i) the continuing effectiveness of the Registration Statement which includes the Joint Proxy Statement/Prospectus; (ii) the approval of the Merger Agreement and the Merger by the shareholders of LVDG and the Company; (iii) the absence of any injunction or order making the Merger illegal or otherwise prohibiting its consummation; and (iv) the receipt of all material consents, approvals and authorizations legally required to be obtained to consummate the Merger.

     CONDITIONS TO THE OBLIGATIONS OF THE COMPANY. The obligations of the Company to consummate the Merger are subject to the satisfaction or waiver of certain additional conditions, including, without limitation, (i) the accuracy at and as of the Effective Time of each of the representations and warranties of LVDG contained in the Merger Agreement; (ii) the performance or compliance by LVDG with all material agreements and covenants required by the Merger Agreement to be performed or complied with by it on or prior to the Effective Time; and (iii) the receipt from Overton Babiarz & Sykes, P.C. of its opinion to the effect that the Merger will be treated for federal income tax purposes as a tax-free reorganization.

     CONDITIONS TO THE OBLIGATIONS OF LVDG. The obligations of LVDG to consummate the Merger are subject to the satisfaction or waiver of certain additional conditions, including, without limitation, (i) the accuracy at and as of the Effective Time of each of the representations and warranties of the Company contained in the Merger Agreement; (ii) the performance or compliance by the Company with all material agreements and covenants required by the Merger Agreement to be performed or complied with by it on or prior to the Effective Time; and (iii) the receipt from Overton Babiarz & Sykes, P.C. of its opinion to the effect that the Merger will be treated for federal income tax purposes as a tax-free reorganization.

TERMINATION

     The Merger Agreement provides that it may be terminated and the Merger abandoned at any time prior to the Effective Time, notwithstanding the adoption and approval of the Merger Agreement by the shareholders of LVDG and/or the Company (i) by the mutual written consent of the boards of directors of each of LVDG and the Company, or (ii) by either LVDG or the Company, if any governmental order, writ, injunction, or decree preventing the consummation of the Merger is entered by any court of competent jurisdiction and becomes final and nonappealable.

                            BUSINESS OF THE COMPANY

                            ALL-AMERICAN SPORTPARK

     The Company has developed a concept for family-oriented sports theme parks named "All-American SportPark," which will include a live action Sports Entertainment Complex that will feature a Major League Baseball Slugger Stadium; a NASCAR SpeedPark; an All-American SportPark Pavillion; and an Allsport Arena. The other portion of the SportPark is a Callaway Golf Center[TM], which is comprised of a lighted, nine-hole par 3 golf course, which wraps around a state-of-the-art 110-tee driving range, and a 20,000 square foot clubhouse and training center.

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

     On June 20, 1997, the lessor of the 65 acre tract agreed with the Company to cancel the original lease and replace it with two separate leases: one lease with All American Golf, LLC, which covers the 41 acres where the Callaway Golf Center[TM] is located; and the second lease with the Company which covers the 24 acres where the Sports Entertainment Complex is located.

     Both leases are very similar in structure. They are both fifteen year leases with options to extend for two additional five year terms. The lease for the Callaway Golf Center[TM] commenced on October 1, 1997 when the golf center opened. The other lease commenced on February 1, 1998. The Sports Entertainment Complex is scheduled to open during June 1998.

     The minimum rent for the golf center lease is $398,077 per year for the first five years and it increases by 10% at the end of each five years during the term of the lease. The minimum rent for the other lease is $226,923 per year for the first five years and it increases by 10% at the end of each five years during the term of the lease. Both leases also provide for additional rent to the extent that percentages ranging from 3% to 10% of gross receipts, depending on the type of revenue, exceed the minimum rental. In connection with the signing of the lease covering 24 acres, the Company paid a deposit of $500,000 which will be applied to minimum rental payments, and a security deposit of approximately $37,820 which will be applied to minimum rental payments at the end of the fourth year of the lease.

     As of the date of this Report, the Company has only secured financing for the golf facility portion of the first SportPark. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, bank financing, and the Company's own cash. There is no assurance that sufficient financing will be obtained from these sources for the Sports Entertainment Complex.

     In April 1997, the Company broke ground on the Callaway Golf Center[TM], and it opened to the public on October 1, 1997. The preliminary opening of the Sports Entertainment Complex is anticipated to be in June 1998, however, the actual opening date could depend upon when the financing for this portion is received. The projected opening date is also subject to change due to construction delays due to availability of construction personnel, materials, adverse weather and other factors.

     The Company has obtained project zoning, use permits and variances from Clark County; Federal Aviation Administration approval for construction (due to the SportPark's proximity to McCarran International Airport); approval of the Clark County Department of Aviation; and architectural review approval by the Planning Commission. The Company has submitted a comprehensive Water Plan which was accepted for review by the Las Vegas Valley Water District in February 1997. The Company's improvement plans were approved by the Clark County Public Works in February 1997 pending review by the Clark County Building Department. The Company now believes that it has obtained all required permits and approvals except for minor routine approvals.

FEATURE ATTRACTIONS

     Callaway Golf Center[TM]. In June 1997, the Company completed a final agreement with Callaway Golf Company ("Callaway Golf") to form a limited liability company named All American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM]," on approximately forty-one (41) acres of land which is inside the All-American SportPark located on approximately sixty-five (65) acres adjacent to Las Vegas Boulevard in Las Vegas. The Callaway Golf Center[TM] opened to the public on October 1, 1997.

     The Callaway Golf Center[TM] includes a 110-tee driving range in a two-tiered format. The driving range is designed to have the appearance of an actual golf course with ten impact greens and a 1-1/2 acre lake with cascading waterfalls and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the golf center includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the golf center is a 20,000 square foot clubhouse which includes The Callaway Golf Experience, a David Leadbetter Golf Academy, a retail store, a restaurant and bar, and an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     Callaway Golf has constructed and operates a state-of-the-art training center at its own cost (estimated at $2,000,000) which is known as "The Callaway Golf Experience". The Callaway Golf Experience, located in the clubhouse, is Callaway Golf's high-tech evaluation system that allows golfers of all skill levels to compare the performance of different golf clubs. The Company is managing the entire Callaway Golf Center[TM] except for the Callaway Golf Experience and other tenant facilities for which it receives a management fee of 5% of revenues. Therefore, the Company receives a 5% management fee from all revenues from the par 3 golf course, the driving range, and all tenant facilities except for the Callaway Golf Experience. Callaway Golf will receive 100% of the revenues from the Callaway Golf Experience and will pay the LLC $50,000 per year for the right to occupy that portion of the premises.

     The LLC was owned 80% by the Company and 20% by Callaway Golf. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. The Company contributed the value of expenses incurred by the Company relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC has a ten year term and bears interest at 10%. The principal is due in 60 equal monthly payments commencing five years after the golf center opened. Additional payments of principal are required under certain conditions if the LLC is making cash distributions to its owners before the loan has been repaid. The loan can also be repaid without penalty at any time.

     If during the first year after the effective date of the Callaway Golf loan the Company contributed additional cash to the LLC for the purpose of paying down the loan, Callaway Golf was required to also contribute to the LLC in the form of equity 25% of the amount contributed by the Company up to a maximum of $850,000.

     The LLC has executed a license agreement with Callaway Golf pursuant to which the LLC licenses the right to use the mark "Callaway Golf Center[TM]" from Callaway Golf for an annual royalty not to exceed $50,000. Pursuant to this agreement, Callaway Golf has the right to terminate the agreement at any time without cause on ninety days prior written notice and with payment of $500,000. Such termination could have an adverse impact on the success of the golf center.

     On May 5, 1998, pursuant to the terms of a Purchase and Sale Agreement between the Company and Callaway Golf, the Company sold its 80% membership interest in the LLC to Callaway Golf for $1,500,000 in cash and the forgiveness of a $3,000,000 debt, including the interest thereon, owed to Callaway by the Company. Of the cash payment, $500,000 was held back by Callaway until it has assured itself that it has obtained all of the rights necessary to operate the Callaway Golf Center. In connection with the sale of the membership interest, the Company resigned as the manager of the LLC, and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years.

     As a result of the sale of its interest in the LLC, the Company has no ownership of the Callaway Golf Center, and the Callaway Golf Center will now be operated separately from the All-American Sport Park. However, the Company will have the option to repurchase the 80% membership interest for a period of two years. To exercise such right, the Company would be required to pay $4,500,000 plus 100% of any undisclosed liabilities as of May 5, 1998, which have not been satisfied by the Company, plus 80% of any additional capital expenditures by the LLC, plus 80% of losses incurred by the LLC to the date of exercise of the option. In the event that the Company exercises this option, the Company will receive an allocation of the profits and losses in the LLC, but it will not have the right to manage the LLC or Callaway Golf Center.

     The above transaction was completed in order to improve the Company's balance sheet which in turn will improve the Company's ability to complete the financing needed for the final construction stage of the All-American SportPark and for the business activities going forward.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium will be a full size replica of a major league ballpark for batting and baseball training. The Company has been granted a license from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, the Company also has the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium is a nostalgic formatted batting stadium which attempts to duplicate a major league experience for its patrons. Unlike batting cages which are the normal industry standard, the Company's design is a full size stadium that replicates many of the features of a modern baseball stadium. Plans include 16 batter boxes and 16 on-deck circles. Batters will have the option of hitting hard or soft balls delivered at three different speeds. Outfield wall replicas of Fenway Park's "Green Monster" Wall, Baltimore's Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball
Park in Arlington, Texas will be designed to challenge batters to hit the balls out of the park. Completing the Major League experience will be authentic turnstiles, classic ballpark food and beverage concessions, baseball memorabilia, electronic scoreboard and specially designed sound systems that provide typical baseball sounds including proprietary designed umpire calls of balls and strikes. See "Agreement with Major League Baseball" below.

     NASCAR SPEEDPARK. The Company has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California. The agreement provides that the exclusive rights to Las Vegas are subject to the condition that the Las Vegas SpeedPark is opened by March 1, 1998, and that the exclusive rights to Southern California are subject to the condition that the Southern California SpeedPark is opened by March 1, 1999. Under the terms of the agreement, if the Company opened the Las Vegas site by March 1, 1998, the license for that site would continue until December 31, 2003, and if the Company opens the Southern California site by March 1, 1999, the license for that site will continue until December 31, 2003. NASCAR has verbally agreed to extend the March 1, 1998, deadline for the Las Vegas SportPark, but no new deadline has yet been determined.

     As consideration for the license the Company has agreed to pay a fee of $25,000 plus $25,000 for each new SpeedPark opened after the first SpeedPark. In addition, the Company has agreed to pay NASCAR a royalty up to five percent (5%) of each SpeedPark's revenue from racing activities plus a royalty ranging from two percent (2%) to five percent (5%) on revenues received from sponsors and promoters of SpeedPark activities.

     The SpeedPark will include three tracks to accommodate three styles of racing: family, adult and junior tracks. The family go-kart track will be a 1,200 linear foot road course for five horsepower go-karts designed for families and children 10 and up, and the other track will be a 2,200-foot road course track for eighteen horsepower NASCAR-style go-karts designed for youths and adults 16 years and older. The SpeedParks will be comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, the NASCAR Jr. Track, the Tailgater's Dining Circle and the NASCAR Retail Trackside Trailer Merchandising Experience.
Scale model, near emissions-free, gas-powered, stock cars complete with sponsorship graphics and signage, will compete on the three tracks. The cars are 5/8 scale NASCAR Winston Cup Stock Car replicas, 5/8 scale NASCAR Craftsman Truck Series replicas and Jr. Track Stock Cars.

     In May 1996, the Company entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. According to the original agreement, Mr. Gordon was paid $25,000 for his services during 1996, and is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement; he is to receive 1% of the net profits of each SpeedPark; .25% of net profits are to go to a charity designated by Mr. Gordon; and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year.

     ALL-AMERICAN SPORTPARK PAVILION. The 100,000 square foot Pavilion will include a multi-purpose sports arena (the "Allsport Arena"), speciality retail areas, a video arcade, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service and other Company and tenant operated sports activities.

     ALLSPORT ARENA. This space can be used to accommodate indoor professional beach volleyball tournaments, professional roller hockey exhibition games, basketball tournaments, tennis matches, cultural and civic special events, and annual super bowl parties which coincide with internationally broadcasted major sporting events, music and entertainment events. It will include a giant video display and movable seating which is adaptable for 1,500 to 3,000 people to view an event. When the arena is not in use for a scheduled event, it will accommodate the core business use for in-line skaters who will be able to skate to an entertaining multimedia light and sound performance.

AGREEMENT WITH MAJOR LEAGUE BASEBALL

     In December 1994, the Company entered into an agreement with Major
League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during August 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, the Company agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, the Company must pay $50,000 during such year. The Company has made the payments required for 1995, 1996 and 1997. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the revenue from the batting cages of the greater of (i) six and one-quarter percent (6-1/4%) or (ii) the royalty rate payable by the Company to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex.

     The Company's right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

SPONSORSHIP AGREEMENT WITH PEPSI-COLA COMPANY

     In December 1997, the Company entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to all non-alcoholic beverage products, except for certain specialty tenants which may use their products such as Starbucks Coffee Shop, and a few other minor exceptions, in exchange for an annual fee and advertising support expenditures. In addition, the agreement provides that Pepsi will have specified signage rights and the multipurpose arena will be named the AllSport Arena after Pepsi's Allsport drink product. In addition, the agreement provides that Pepsi will provide, without charge, all equipment needed to dispense its products at the SporkPark.

     The agreement with Pepsi provides that the Company and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and the SportPark. In addition, Pepsi will have the right to provide three marketing events per year. These events are to be used to promote the business of the Company and Pepsi.

     In consideration for the above rights, Pepsi agreed to pay the Company $250,000 when any portion of the SportPark was officially opened; an additional $250,000 when the SportPark is 100% completed and all attractions are accessible by the public; and make additional comparable payments on an annual basis for the remaining 3 years of the lease. The sponsorship agreement will terminate five years after the SportPark is 100% completed, unless earlier terminated as provided in the agreement. The Company received the first $250,000 during December 1997 since Callaway Golf Center[TM] had opened on October 1, 1997.

AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides that Sportservice has the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All American SportPark, including the Callaway Golf Center[TM], during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center[TM] will be paid to All American Golf LLC and all other rents will be paid to the Company.

     Sportservice is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. Sportservice is a wholly-owned subsidiary of Delaware North Company. Other Delaware North Companies include the Boston Garden, the Fleet Center in Boston, and food service clients which include the Ballpark in Arlington, Texas, California Speedway, Miller Park in Milwaukee, Space Port USA at Kennedy Space Center and Yosemite National Park.

     The agreement also provides Sportservice with a right of first refusal for future parks to be built by the Company in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets exceed the estimate of $3.85 million.

     The agreement has a number of other terms and conditions including a requirement that the Company and the LLC must develop and construct the SportsPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. The Company and the LLC must operate the SportsPark on a year-round, seven days a week basis throughout the term of the agreement.

AGREEMENT WITH INTEGRATED SPORTS INTERNATIONAL

     The Company has entered into a two year agreement with Integrated Sports International ("ISI") whereby ISI has been retained to assist the Company in obtaining corporate sponsorship for various areas of the SportPark.

     ISI has agreed to serve as the SportPark's exclusive sponsorship sales company and to serve as a consultant to develop ways to help the SportPark in the areas of marketing and promotions that will improve perceived value from tenants and sponsors. ISI is also to consult on and implement a licensing/merchandising plan to enhance the image of the SportPark.

     ISI will be paid a monthly consulting fee and a percentage of sponsorship sales and product sponsorships. Although the agreement has a two year term commencing June 10, 1997, the exclusive nature of the agreement will terminate after the first six months if ISI is not successful in assisting the Company in securing sponsorships during the first six months.

     ISI represents Disney International and a number of sports celebrities.

LIABILITY INSURANCE

     The Company intends to purchase a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. There is no assurance that such coverage can be obtained, or if obtained, that it can be obtained at reasonable rates nor that it will be sufficient to cover or be available for future claims.

MARKETING

     Major League Baseball Slugger Stadium is the "Official Batting Stadium of Major League Baseball". The unique baseball stadium concept is expected to be expanded to other locations in the United States and overseas using the prototype installation at the All-American SportPark as a demonstration facility. Considerable market research by management has indicated a large potential market for Slugger Stadium. Possible locations include new gated sites inside major theme parks, attachments to regional and value oriented shopping malls, inside new sports stadium and Major League Ballpark complexes which are either in the planning and design phase or currently under construction and other All-American SportParks or as stand alone sites.
Target consumers include the family, adults, softball players and all youth baseball organizations.

     The Callaway Golf Center[TM] which includes the nine-hole par 3 golf course, driving range, and clubhouse is designed as a country club atmosphere for the general public. This concept may be expanded into various hotel and resort areas throughout the United States and overseas and can also be included in the SportPark opportunities described above or as a stand alone business.

     NASCAR SpeedPark is "The Official Go-Kart Racing Facility Licensed by NASCAR". Management plans to develop the concept to include installations alongside Superspeedways, NASCAR Team Race/Shops Racing Retail & Entertainment Centers, stand alone facilities and as a separate gated attraction inside major theme parks throughout the United States.

     The All-American SportPark Pavilion area of the project can be recreated as a stand alone development in a downtown urban setting alongside new arenas, shopping malls, and football/baseball stadiums.

     The Company's marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the first location in Las Vegas could require considerably more financial resources than the Company presently has and more management and human resources than presently exist at the Company.

COMPETITION

     Any SportParks built by the Company will compete with any other family/sports attractions in the city where the SportPark is located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. The Company will be relying on the combination of active user participation in the sports activities and uniqueness of the Park features, attractive designs, and competitive pricing to encourage visitors and patrons. There can be no assurance that the Company will be able to operate the park on a profitable basis.

TRADE NAMES AND TRADEMARKS

     Saint Andrews has filed an "intent to use" trademark application for "All-American SportPark" and a related design and "Slugger Stadium". The Company intends to maintain the integrity of the trademarks, other proprietary
names and marks against unauthorized use.    LVDG has filed "intent to use"
trademark application with regard to the "St. Andrews" name and related designs with respect to mens' and womens' clothing and certain golf equipment and accessories. LVDG then licensed the rights to use the St. Andrews name to the Company.

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

     During September 1997, the Company agreed to sell its rights to the St Andrews name to Boreta Enterprises, Ltd. for a $20,000, two year promissory note since the Company has committed all of its efforts to the development and management of the All- American SportPark and no longer intends to engage in the business of selling golf equipment or apparel.

EMPLOYEES

     As of January 15, 1998, the Company employed a total of 10 persons on a full-time basis. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good. The Company expects to add approximately 110 full-time and 40 part-time employees when the Sports Entertainment Complex opens. The Callaway Golf Center[TM] employed approximately 36 full-time and 10 part-time persons, however, these persons are employees of the LLC.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently occupies approximately 5,340 square feet of office and warehouse space at 5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada, and pays monthly rent of approximately $2,819. The space is leased from Voss Boreta, the Company's Chairman of the Board. The rent is adjustable annually based on increases in the consumer price index and the lease expires January 31, 2005. The Company's Board of Directors believes that the rent paid is comparable to that which it would pay to an unaffiliated party.

     On June 20, 1997, the Company entered into a lease for approximately 24 acres of land in Las Vegas, Nevada, on which the Company is building the Sports Entertainment Complex portion of its SportPark. In addition, All American Golf LLC entered into a lease for approximately 41 acres of land where the Callaway Golf Center[TM] is being built. The terms of both leases are described above under the heading "BUSINESS OF THE COMPANY -- ALL AMERICAN SPORTPARK."

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the lawsuits described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     In 1995, Giant Ride, Inc. filed suit in the District Court of Clark County, Nevada against the Company claiming that the Company had breached a contract to purchase a giant slide for the Company's Las Vegas SportPark. In January 1998, a trial was held and a verdict was entered in favor of Giant Ride, Inc. in the amount of $20,854. The Company intends to pay the judgment once it is so entered by the Court.

     In 1997, Puckett Marketing filed suit in the District Court of Clark County, Nevada against the Company claiming that the Company had not paid for approximately $60,000 of advertising services performed by Puckett Marketing. The suit is currently in the discovery stage.

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

                                                 HIGH         LOW
      -----------------------------              -----      -------
      Year Ended December 31, 1996:
       First Quarter                             $6.375     $3.625
       Second Quarter                            $7.875     $4.5625
       Third Quarter                             $6.875     $3.875
       Fourth Quarter                            $5.25      $3.25

      Year Ended December 31, 1997:
       First Quarter                             $4.375     $2.75
       Second Quarter                            $4.625     $2.375
       Third Quarter                             $4.75      $2.75
       Fourth Quarter                            $3.625     $1.4375

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 5, 1998, was 43. This does not include approximately 700 shareholders who hold stock in their accounts at broker/dealers.

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

     PRIVATE SALES OF SECURITIES. No private sales of securities were made during the year ended December 31, 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     The Company's current operations consist of the development and operation of sport-oriented theme parks under the name "All-American SportPark".

1997 VERSUS 1996

     DISCONTINUED OPERATIONS.  On February 26, 1997, the Company and Las
Vegas Discount Golf & Tennis, Inc., the majority shareholder of the Company, sold certain assets and transferred certain liabilities to an unrelated buyer. The total consideration received was approximately $5.3 million of which approximately $2,750,000 was allocated to the Company. Specifically, the Company sold all of its interest in its franchise business, including its rights under agreements with franchisees, the right to franchise such stores and the rights to related trademarks. The buyer assumed certain trade payables of the Company and Las Vegas Discount Golf & Tennis, Inc. The Company recognized a gain of approximately $2.1 million (net of tax) from this sale.

CONTINUING OPERATIONS

     REVENUE. Revenue increased from $25,700 in 1996 to $387,200 in 1997. The increase is due primarily to the opening of the Callaway Golf Center on October 1, 1997. Other income was $49,400 in 1997 versus $25,700 in 1996 representing primarily management fees for operating the Callaway Golf Center and a one time licensing fee for the use of trademarks by Boreta Enterprises.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses related to continuing operations consist principally of payroll, rent and other corporate costs. The increase to $878,400 in 1997 from $294,800 in 1996 relates to an increase in legal, other professional costs and personnel costs associated with the opening of the Callaway Golf Center and development of the SportPark.

     SPORTPARK DEVELOPMENT COSTS. The Company's strategic emphasis at this point is the development of sports-oriented theme parks under the name "All-American SportPark". During 1997, the Company expensed $255,100 in development of this concept versus $207,000 in 1996. The Company has leased a site for its first "All-American SportPark" development in Las Vegas, Nevada which is scheduled to open in June 1998 (see discussion under "Liquidity and Capital Resources").

     PREOPENING EXPENSE. Preopening expense of $563,000 related to the All-American SportPark was expensed due to the uncertainty related to completing the facility, while $40,000 of preopening expense was amortized related to a full quarter for the Callaway Golf Center.

     INCOME TAXES. Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits.

     NET LOSS. The loss from continuing operations for the year ended December 31, 1997 was $1,963,400 compared to a loss of $421,100 in 1996. The losses are principally attributed to the startup and development of the "All-American SportPark" operations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had negative working capital of approximately $3,139,300 as compared to working capital of approximately $5,510,900 at December 31, 1996. Cash decreased by $5,642,100 due to SportPark and Callaway Golf Center expenditures in 1997 of $16,000,000, offset in part by $5,750,000 in debt proceeds, a $600,000 note payable to shareholder, $668,400 from a bank line of credit, $750,000 minority interest proceeds from Callaway Golf for the golf facility, and $2,242,900 in cash proceeds from the sale of the franchise business and other fixed assets.

     Capital expenditures for 1998 are expected to be approximately $12 million and relate predominately to the Las Vegas SportPark complex development and the Callaway Center.

     On June 13, 1997 the Company and Callaway Golf Company ("Callaway Golf") announced the formation of All American Golf, LLC, a limited liability California corporation, to construct, manage and operate "Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. The Company owns 80 percent of the members' units of the LLC for a contribution of $3 million while Callaway Golf owns 20% for a contribution of $750,000. The Callaway Golf Center commenced operations on October 1, 1997. The total cost for the Callaway Golf Center was approximately $10.1 million. Callaway Golf provided $5,250,000 in debt financing which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center through a date ten years after the opening at which point the remaining accrued interest and principal will be due in full. As of December 31, 1997, $5,250,000 had been drawn under this agreement. The Company is managing the driving range, golf course and tenant facilities in the clubhouse.

     While the Company has entered into the Callaway Golf arrangement as previously described, the Company currently has not secured adequate financing for the completion of the Sports Entertainment Complex portion of the SportPark. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. As of December 31, 1997, a non-refundable fee of $100,000 was received from CTS Enterprises which will operate the amusement portion of the SportPark, $100,000 from Sports Service which will operate the food concessions for the Golf Center and SportPark, and $250,000 was received from the Pepsi-Cola company for the exclusive right to provide their products at the Golf Center and SportPark. These amounts have been deferred until the SportPark is opened. The Company expects to receive the balance of the financing from a combination of sources including sponsorship, outside equity and/or debt investors, and bank financing. There is no assurance that required financing will be obtained from any of these sources.

     Subsequent to December 31, 1997, on February 13, 1998, the Company secured a short-term loan at 10% for $4 million from Nevada State Bank. The Company will pay interest only commencing March 10, 1998, with the full loan plus unpaid interest due August 10, 1998. On March 19, 1998, the Company obtained an additional short-term loan at 10% for $3 million from Callaway Golf; the note was due in one payment plus all unpaid interest on June 18, 1998. On January 26, 1998 and April 2, 1998 the Company's chairman loaned the Company $200,000 and $400,000 respectively. The loans are demand notes at 10%. The Company intends to use the proceeds from these loans towards completing the construction of the All-American SportPark.

     In May 1998, the Company sold its 80% interest in All American Golf LLC to Callaway Golf in exchange for $1,500,000 in cash and the cancellation of the $3,000,000 note issued to Callaway Golf which was due in June 1998. Of the cash portion of the payment, $500,000 was withheld pending confirmation of the transfer of certain rights to Callaway Golf.

     On May 7, 1998 the Company received a Bridge Mortgage Loan Commitment Letter (the "Commitment Letter") from First Connecticut Consulting Group, Inc. (the "Lender") pursuant to which the Lender would loan up to $18 million to the Company for one year. The loan would bear interest at the rate of 12% and be secured by a first mortgage on the All-American SportPark in Las Vegas.
The loan would also be guaranteed by LVDG. The Commitment Letter requires that the Company pay a non-refundable commitment fee of $180,000 on acceptance of the Commitment. The Company must pay a financing fee of 4% of the loan amount at closing, however the $180,000 financing fee will be credited against the financing fee. The Company must also pay all of the Lender's loan expenses, and a 2% fee to the person who brokered the loan.

     The loan can be prepaid at any time, provided that at least nine months of interest must be paid on the loan. The commitment is subject to a number of terms and conditions set forth in the Commitment Letter including completion by the Lender of its due diligence and the completion and execution of the definitive loan documentation. The Company would use the proceeds of this loan to repay the $4 million short term loan from the Nevada State Bank and other outstanding indebtedness and for the completion of the construction of the SportPark.

     During 1997, the Company's operating activities provided $309,800 in cash as compared to $680,600 used in operating activities the prior year. The increase in cash provided was primarily a result of the Company's net income of $220,700 in 1997 and an increase in accounts payable and accrued expenses of $1,232,000.

     During 1997, cash used in investing activities totalled $14,467,200 as compared to $1,944,600 provided by investing activities during 1996. The increased use of cash was a result of leasehold improvement expenditures totalling $9,731,300, project development costs incurred in the amount of $6,246,700, and preopening expenses of $702,800.

     Cash provided by financing activities during 1997 totalled $8,515,300 as compared to $4,442,900 provided by financing activities in 1996. The increase was funded primarily by proceeds from debt financing from Callaway Golf and a shareholder.

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

     Capital expenditures during the year ended December 31, 1996 related primarily to the Company's on-going development efforts for the "All-American SportPark" concept. Project development costs, both those expensed and deferred, totaled $763,000 in 1996. In July 1996, the Company entered into a lease for 65 acres of undeveloped land in Las Vegas, Nevada, which is the site of the Company's first "All-American SportPark." As part of the lease arrangements, the Company was required to post a refundable $500,000 deposit with the lessor. This deposit will be applied against the minimum monthly rental payments.

     The Company's sources of working capital are its current cash balance and cash flows from operations. The Company has, in the past, funded a portion of its cash needs through loans from its parent corporation (Las Vegas Discount Golf & Tennis, Inc.("LVDG")), however, any future loans from the parent are likely to be limited. If the proposed merger with LVDG is completed, the current assets and cash flow, if any, of LVDG will be available to help fund the All-American SportPark. The Company does not expect to have any significant capital expenditures in 1998 other than the development of the SportPark with a total budgeted cost of $25.9 million of which $7.8 million had been incurred through December 31, 1997.

RECENTLY ISSUED ACCOUNTING STATEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, and No. 131 - Disclosures About Segments of an Enterprise and Related Information. The Company will adopt the provisions of these new accounting statements in 1998. Management believes that adoption of these provisions will not have a material impact on the Company's reported financial position or results of operations.

YEAR 2000 COMPLIANCE

     In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. A comprehensive review of the Company's computer systems has been completed and an extensive program is currently in process to modify or replace those systems that are not Year 2000 compliant. Management believes that the Company's systems are compliant or will be compliant by mid-1999. All maintenance and modification costs are being expensed as incurred, while the cost of new software, when material, is being capitalized and amortized over its expected useful life. The cost of the Year 2000 compliance program has not been and is not anticipated to be material to the Company's financial position or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-24 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     No response required.

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -------------------------------------------------
Vaso Boreta           65     Chairman of the Board

Ronald S. Boreta      35     President, Chief Executive Officer, Treasurer,
                             Secretary  and Director

Robert R. Rosburg     71     Director

William Kilmer        58     Director

Motoharu Iue          60     Director

John A. Hoover, Jr.   43     General Manager of All-American SportParks

Kevin B. Donovan      35     Vice President of New Business Development

Charles W. Martin     50     Chief Financial Officer

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company.

     In February 1998, a majority of the Board of Directors of the Company established an audit committee whose members are William Kilmer and Robert Rosburg, both of whom are independent Directors of the Company. The Company presently has no compensation or nominating committee, but has agreed to establish a compensation committee.

     All Directors hold office until the next Annual Meeting of Shareholders.

     The Callaway Golf Company ("Callaway Golf") has the right to designate a person to be appointed to the Company's Board of Directors throughout the term of the Company's agreement with Callaway Golf regarding the limited liability company which was formed to operate the Callaway Golf Center[TM]. To date, Callaway Golf has not designated anyone to be appointed to the Company's Board of Directors.

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

     VASO BORETA has served as Chairman of the Board of Directors since
August 1994, and has been an Officer and Director of the Company since its formation in 1984. He has also been an officer and director of the Company's Parent, Las Vegas Discount Golf & Tennis, Inc., since 1988. In 1974, Mr. Boreta first opened a specialty business named "Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. He was one of the first retailers to offer golf merchandise at a discount. He also developed a major mail order catalog sales program from his original store. Mr. Boreta continues to operate his original store, which has been moved to a new location near the corner of Flamingo and Paradise roads in Las Vegas. Mr. Boreta devotes approximately 10% of his time to the business of the Company, and the balance to the Company's Parent and to operating his store.

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

     MOTOHARU IUE has served as a Director of the Company since April 1997. Mr. Iue has served as Chairman of the Board of Sanyo North America Corporation ("Sanyo") and President of Three Oceans Inc. ("Three Oceans") since October 1996. Mr. Iue previously served as President of Sanyo and as Chairman of the Board of Three Oceans from 1992 to 1996 and still serves as Chief Executive Officer of Sanyo and Three Oceans. From 1989 to 1992, he was Executive Vice President of Tottori Sanyo Electric Co., Ltd. All three companies are affiliates of Sanyo Electric Co., Ltd. ("Sanyo Electric"), and Three Oceans Inc. is a shareholder of the Company. Mr. Iue has bee a director of Sanyo Electric since 1977.

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

     CHARLES W. MARTIN has been Chief Financial Officer of the Company since January 1998. From 1996 to January, 1998, Mr. Martin was Director of Finance for St. Elizabeth Ann Seton Catholic Church in Las Vegas, Nevada, where he handled accounting functions as well as budgetary matters including the budget for a new $8.5 million elementary school to be built by the church. From 1994 to 1996, he served as a financial consultant in Las Vegas, Nevada. From 1992 to 1994, Mr. Martin was Vice President of Finance and Administration for Weider Publishing, Woodland Hills, California, a print and electronic media company. From 1989 to 1992, he was a financial consultant with Martin & Martin, based in Encino, California, where he provided a full range of services relating to financial systems; internal controls; financial reporting; and other accounting related matters to companies in various industries. Mr. Martin received a B.S. Degree in Business Administration (Accounting) from Ohio State University in 1977. He devotes his full time to the business of the Company.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Ronald S. Boreta, John A. Hoover, Jr. and Kevin B. Donovan, Executive Officers of the Company, each filed late Form 4's reporting stock options they received; and Vaso Boreta, Ronald S. Boreta, John A. Hoover, Jr., Kevin B. Donovan, William Kilmer, and Robert R. Rosburg each filed Form 5's late reporting the cancellation and reissuance of stock option.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 30, 1996, 1995 and 1994 from the Company:

              SUMMARY COMPENSATION TABLE
                                                          LONG-TERM COMPENSATION
                            ANNUAL COMPENSATION           AWARDS         PAYOUTS
                                                                SECURI-
                                                                TIES
                                                                UNDERLY-
                                             OTHER    RE-       ING               ALL
                                             ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                           COMPEN-  STOCK     SARs    LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS     SATION   AWARD(S) (NUMBER)PAYOUTS  SATION
------------------  ---- -------- --------  -------  --------  ------- -------  ------
Ronald S. Boreta,   1997 $101,000 $100,000  $58,183    --      435,000   --     $4,231
                                             <FN1>                               <FN2>
 President and CEO  1996 $120,000 $  5,500  $39,160    --      325,000   --     $8,265
                                             <FN1>                               <FN2>
                    1995 $100,000      -0-  $19,071    --        -0-     --      -0-
                                             <FN1>
Charles Hohl,       1996 $100,000 $22,000 $10,000      --        -0-     --      -0-
 Executive Vice                             <FN4>
 President<FN3>     1995 $100,000   -0-   $ 2,346      --        -0-     --      -0-
                                            <FN4>
Kevin B. Donovan,   1997 $117,166 $25,000 $ 6,212      --      10,000    --      -0-
 Vice President                             <FN5>
 of New Business
 Development
---------------

<FN1>
Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf. For 1997, these amounts were $16,393 for club memberships, $16,790 for an automobile and $25,000 to the Company's Supplemental Retirement Plan.
<FN2>
Represents premiums paid on a life insurance policy for Ronald S. Boreta's benefit.
<FN3>
Mr. Hohl's employment as Executive Vice President ended on February 26, 1997.
<FN4>
Represents amount contributed to the Company's retirement plan on behalf of Mr. Hohl.
<FN5>
Represents $4,712 paid for an automobile provided for Mr. Donovan's personal use and $1,500 contributed to a retirement plan on behalf of Mr. Donovan.

    OPTION/SAR GRANTS IN LAST FISCAL YEAR - INDIVIDUAL GRANTS

                                       PERCENT
                       NUMBER OF       OF TOTAL
                       SECURITIES    OPTIONS/SARs
                       UNDERLYING     GRANTED TO     EXERCISE
                      OPTIONS/SARs   EMPLOYEES IN     OR BASE     EXPIRATION
     NAME              GRANTED(#)    FISCAL YEAR    PRICE ($/SH)     DATE
----------------      ------------   ------------   -----------   ----------
Ronald S. Boreta        110,000         24.1%         $3.0625     8-7-1999
                        125,000         27.4%         $3.0625     4-16-2001
                        200,000         43.9%         $3.0625     4-24-2001

Kevin B. Donovan         10,000          2.2%         $3.0625     4-16-2001

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/       EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
----------------   --------    --------    --------------    ---------------
Ronald S. Boreta      -0-        -0-       435,000 / 0            $0 / $0
Kevin B. Donovan      -0-        -0-        10,000 / 0            $0 / $0

EMPLOYMENT AGREEMENTS

     Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 for the year ended December 31, 1996 and returned to $100,000 for the year ended December 31, 1997. The employment agreement is automatically extended for additional one year periods unless 60 days' notice of the intention not to extend is given by either party. In addition to his base salary, Ronald S. Boreta also will receive a royalty equal to 2% of all gross revenues directly related to the All-American SportPark and Slugger Stadium concepts. However, such royalty is only payable to the extent that the Company's annual consolidated income before taxes after the payment of the royalty exceeds $1,000,000. Ronald S. Boreta also receives the use of an automobile, for which the Company pays all expenses, and full medical and dental coverage. The Company also pays all dues and expenses for membership at two local country clubs at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.] In the event of a change of more than 25% of the beneficial ownership of the Company or its parent, the termination date is extended from December 31, 1996 to December 31, 1998, and it may be extended up to an additional five years under certain conditions.

     In June 1997, a majority of the Company's Board of Directors awarded a $100,000 bonus to Ronald S. Boreta for his extraordinary services related to the raising of capital and development of the Company's Las Vegas SportPark.

     Effective October 1, 1996, the Company entered into a one year employment agreement with Kevin B. Donovan, pursuant to which he receives a base salary of $100,000 per year. In addition to his base salary, Mr. Donovan received a $25,000 bonus upon the opening of a portion of the All-American SportPark, and receives a commission of 5% of all sponsorship sales related to the All-American SportPark. Mr. Donovan also receives the use of an automobile provided by the Company. Mr. Donovan's employment agreement ended on September 30, 1997, but his employment has continued on the same terms since that date.

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

     In August 1994, the Board of Directors granted stock options to the following persons who were then Officers and Directors of the Company, to purchase shares of the Company's Common Stock at $5.00 per share. These options expire on August 8, 1999. On June 9, 1997, each of these options (except Charles Hohl's) were reissued at an exercise price of $3.0625.

                     NAME                 SHARES SUBJECT TO OPTION
                -----------------         ------------------------
                Vaso Boreta                      110,000
                Ronald Boreta                    110,000
                Charles Hohl                      60,000(1)
                Glenn Raynes                      10,000
                Robert R. Rosburg                  5,000
                William Kilmer                     5,000
                                                 -------
                    Total                        300,000
--------------
(1) Mr. Hohl's options vest in increments of 20,000 each year beginning on August 8, 1995.

     In April 1996, the Company's Board of Directors approved increases in the number of shares of Common Stock which may be issued under the Plan from 300,000 to 700,000, subject to approval by the Company's shareholders within one year. Also in April 1996, the Company's Board of Directors granted stock options as indicated below.
                     RELATIONSHIP             SHARES SUBJECT    EXERCISE
      NAME           TO THE COMPANY           TO OPTION         PRICE<FN3>
----------------     --------------------     --------------    --------
Joel Rubenstein      Consultant                10,000           $5.00
Ronald S. Boreta     Officer and Director     125,000           $4.75
Ronald S. Boreta     Officer and Director     200,000(1)        $4.625
Kevin B. Donovan     Officer                   10,000           $4.75
John Hoover          Officer                   10,000           $4.75
Robert Finley        Employee                   1,000           $4.75
Ted Abbruzzese       Consultant                10,000           $4.75
Jeff Gordon          Consultant                10,000(2)        $4.75
Hal Price            Consultant                 1,000           $4.75
___________________

(1) This option was not to vest until the Company completed a transaction with a major business or investor that made it probable that the Company will be able to pursue its plan of building and operating Sportparks. This condition was met in September 1996 as a result of the investment by Three Oceans, Inc. of $5,000,000 in the Company.

(2) This option is currently vested as to 5,000 shares and will vest as to an additional 2,500 on April 24, 1998, and April 24, 1999.

(3) On June 9, 1997, each of these options were reissued for the same number of shares at a new exercise price of $3.0625 per share.

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

     For 1997, Ronald S. Boreta (the President of the Company) was designated as a Category I employee. The Company made contributions to the Supplemental Retirement Plan on behalf of Ronald S. Boreta in the amount of $25,000.

     The Company's Board of Directors has not yet determined the amounts, if any, which will be contributed to the Supplemental Retirement Plan for 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 5, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------          ---------------          --------
Las Vegas Discount Golf &
  Tennis, Inc.(1)                    2,000,000                66.7%
Suite 10
5325 S. Valley View Blvd
Las Vegas, Nevada  89118

Vaso Boreta                            110,000(2)              3.5%
Suite 10
5325 S. Valley View Blvd.
Las Vegas, Nevada  89118

Ronald S. Boreta                       435,000(2)             14.5%
Suite 10
5325 S. Valley View Blvd.
Las Vegas, Nevada  89118

Robert R. Rosburg                        5,000(2)              0.2%
49-425 Avenida Club La Quinta
La Quinta, California 92253

William Kilmer                           5,000(2)              0.2%
1500 Sea Breeze Boulevard
Ft. Lauderdale, Florida  33316

Motoharu Iue                                 0(3)                0%
666 - 5th Avenue
New York, New York  10103

Three Oceans Inc.                      750,000(4)             20.0%
2001 Sanyo Avenue
San Diego, California  92173

All Directors and Officers             575,000(5)             16.1%
as a Group (7 persons)
___________________

(1) Las Vegas Discount Golf & Tennis, Inc. is a publicly-held corporation of which Vaso Boreta is President, Director and a principal shareholder; Ronald
S. Boreta is a Director and a principal shareholder; and Robert R. Rosburg and William Kilmer are Directors. In addition, John Boreta, a son of Vaso Boreta and Boreta Enterprises Ltd., a limited liability company owned by Vaso, Ronald and John Boreta, are principal shareholders of Las Vegas Discount Golf & Tennis, Inc. The following sets forth the percentage ownership beneficially held by such persons in Las Vegas Discount Golf & Tennis, Inc.:

                    Vaso Boreta                 31.5%
                    Ronald S. Boreta            28.2%
                    Robert Rosburg               0.1%
                    William Kilmer               0.1%
                    John Boreta                 17.8%
                    Boreta Enterprises Ltd.     22.4%

(2) Represents shares underlying options exercisable within 60 days held by the named person. Does not include shares held by Las Vegas Discount Golf & Tennis, Inc. of which such person is an Officer, Director and/or principal shareholder.

(3) Mr. Iue is President of Three Oceans, Inc. and the shares held by Three Oceans, Inc. are not being treated as beneficially owned by Mr. Iue.

(4) Represents 500,000 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock held by Three Oceans Inc. and 250,000 shares underlying stock options held by Three Oceans, Inc.

(5) Includes shares beneficially held by the five named Directors, 10,000 shares underlying stock options held by Kevin B. Donovan and 10,000 shares underlying options held by John Hoover, Executive Officers of the Company.

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

      Effective October 1, 1990, a franchise agreement with Vaso Boreta, the Company' Chairman of the Board, was mutually terminated, and a new agreement was entered into with him pursuant to which he was permitted to operate a Las Vegas Discount Golf & Tennis store in Las Vegas, Nevada, which is not a franchise store. The agreement also provided that Mr. Boreta may purchase certain merchandise for his store at the same cost as the Company, use the facilities and personnel of the Company on a limited basis, and operate a limited mail order business from his store. In exchange for these rights, Mr. Boreta paid the Company a fee of $3,000 per month. This agreement with the Company was terminated on July 31, 1994. Mr. Vaso Boreta now has a similar agreement with Las Vegas Discount Golf & Tennis, Inc. As a result of this arrangement, Mr. Vaso Boreta did not pay any royalties to the Company even though he may have received a benefit from the Company's activities including any advertising conducted by the Company.

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

     During 1997, Vaso Boreta, the Company's Chairman of the Board, loaned the Company a total of $600,000. This loan is evidenced by a demand note bearing interest at 10% per annum.

     As indicated above, the Company has extensive transactions with LVDG, LVDG's other subsidiaries, and Voss Boreta's Las Vegas store. As of December 31, 1996, the Company was owed $461,500 by LVDG and its subsidiaries. This amount was completely paid off during the six months ended June 30, 1997.

     During September 1997, a majority of the Board of Directors of the Company agreed to sell the Company's rights to the St. Andrews name to Boreta Enterprises, Ltd. for a $20,000 two-year promissory note since the Company has committed all of its efforts to the development and management of the All-American SportPark and no longer intends to engage in the business of selling golf equipment or apparel.

     A majority of the Company's Board of Directors believes that the terms of the above transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

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

10.15       Investment Agreement with      Incorporated by reference to
            Three Oceans, Inc.             Exhibit 10.1 to Registrant's
                                           Form 8-K dated July 29, 1996

10.16       Lease Agreement between        Incorporated by reference to
            Urban Land of Nevada and       Exhibit 10.16 to the Registrant's
            All-American SportPark,        Form SB-2 Registration Statement
            Inc.                           (No. 33-84024)

10.17       Lease Agreement between        Incorporated by reference to
            Urban Land of Nevada and       Exhibit 10.17 to the Registrant's
            All-American Golf Center,      Form SB-2 Registration Statement
            LLC                            (No. 33-84024)

10.18       Operating Agreement for        Incorporated by reference to
            All-American Golf, LLC,        Exhibit 10.18 to the Registrant's
            a limited liability            Form SB-2 Registration Statement
            Company                        (No. 33-84024)

10.19       Employment Agreement with      Incorporated by reference to
            Kevin Donovan dated            Exhibit 10.19 to the Registrant's
            October 8, 1996                Form SB-2 Registration Statement
                                           (No. 33-84024)

10.20       Lease and Concession Agree-    Incorporated by reference to
            ment with Sportservice         Exhibit 10.20 to the Registrant's
            Corporation                    Form SB-2 Registration Statement
                                           (No. 33-84024)

10.21       Sponsorship Agreement          Incorporated by reference to
            with Pepsi-Cola Company        Exhibit 10.21 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

10.22       Agreement and Plan of          Incorporated by reference to
            Merger dated January 20,       Exhibit 10.22 to the Registrant's
            1998 between the Company       Form SB-2 Registration Statement
            and Las Vegas Discount         (No. 33-84024)
            Golf & Tennis, Inc.

10.23       Promissory Note of All-        Filed electronically herewith
            American SportPark, Inc.
            for $3 million payable to
            Callaway Golf Company

10.24       Guaranty of Note to            Filed electronically herewith
            Callaway Golf Company

10.25       Forbearance Agreement dated    Filed electronically herewith
            March 18, 1998 with Callaway
            Golf Company

10.26       Amendment No. 2 to License     Filed electronically herewith
            Agreement with National
            Assoc. for Stock Car Auto
            Racing, Inc.

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

27          Financial Data Schedule        Filed electronically herewith

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Saint Andrews Golf Corporation:

We have audited the accompanying consolidated balance sheets of SAINT ANDREWS GOLF CORPORATION (a Nevada Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saint Andrews Golf Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1e to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of $3.1 million at December 31, 1997, and insufficient borrowing capacity to fund the completion of its All-American SportPark complex which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1e. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Las Vegas, Nevada
March 27, 1998 (except with respect
to the matter discussed in Note 17
as to which the date is May 5, 1998)

         SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1997 AND 1996

                              ASSETS
                                                  1997          1996
                                               ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                   $   176,000    $5,818,100
  Accounts receivable                              67,100          -
  Due from affiliated store                       102,700         5,400
  Due from officer                                  3,000        13,000
  Receivable from related entities                   -          461,500
  Prepaid expenses and other                       30,600        17,000
  Preopening expenses, net                         99,800          -
                                               ----------     ---------
     Total current assets                         479,200     6,315,000

Leasehold improvements and equipment, net       9,981,400        83,800

Note receivable   related party                    20,000          -

Deposit for land lease                            433,700       500,000

Project development costs                       7,850,100     1,603,400

Other assets                                       29,300          -

Net assets of discontinued operations                -          119,500
                                               ----------     ---------
                                              $18,793,700    $8,621,700
                                               ==========     =========

The accompanying notes are an integral part of these financial statements.

         SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1997 AND 1996
                           (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  1997          1996
                                               ----------    ----------
CURRENT LIABILITIES:
  Bank line of credit                          $  668,400    $     -
  Current portion of notes payable                500,000          -
  Current portion of obligations under
    capital leases                                 72,200          -
  Accounts payable and accrued expenses         1,973,600       741,600
  Due to Affiliated Store                          33,200          -
  Payable to Related Entities                     371,100          -
  Deferred franchise fees                            -           62,500
                                                ---------     ---------
     Total current liabilities                  3,618,500       804,100
                                                ---------     ---------

Note payable to shareholder                       600,000          -

Notes payable                                   5,250,000          -

Obligation under capital leases, net
  of current portion                              211,200          -

Deferred income                                   516,700        91,000

Minority interest                                 650,000          -

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                       -             -
  Series A Convertible Preferred stock, $1
   par value, 500,000 shares authorized and
   outstanding at December 31, 1997 and 1996    4,740,000     4,740,000
  Options issued in connection with Series A
   Convertible Preferred Stock to purchase
   250,000 shares of Common stock                 260,000       260,000
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,000,000 shares
   issued and outstanding at December 31,
   1997 and 1996                                    3,000         3,000
  Additional paid-in-capital                    3,333,300     3,333,300
  Common stock purchase warrants, class A,
   authorized and outstanding-1,000,000
   warrants at December 31, 1997 and 1996         187,500       187,500
  Accumulated deficit                            (576,500)     (797,200)
                                                ---------     ---------
     Total shareholders' equity                 7,947,300     7,726,600
                                                ---------     ---------
                                             $ 18,793,700   $ 8,621,700
                                             ============   ===========

The accompanying notes are an integral part of these financial statements.

         SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                  1997         1996
REVENUE:                                       ----------    --------
  Callaway Golf Center                       $  321,700      $
  Management Fee                                 16,100        -
  Other                                          49,400        25,700
                                             ----------      --------
     Total Revenue                              387,200        25,700

COST OF REVENUE:
  Callaway Golf Center                          570,300          -
                                            -----------      --------

Gross Profit                                   (183,100)       25,700

OPERATING EXPENSES:
  Selling, general and administrative           878,000      294,800
  Depreciation and amortization                 138,700       10,800
  SportPark development costs                   255,100      207,000
  Preopening expenses                           603,000          -
                                              ---------    ---------
                                              1,874,800      512,600

OPERATING LOSS                               (2,057,900)    (486,900)

Interest income, net                             94,500       65,800
                                              ---------    ---------
Loss from continuing operations before
 income taxes and minority interest          (1,963,400)    (421,100)

Provision for income taxes                         -            -

Loss from continuing operations before        ---------    ---------
  minority interest                          (1,963,400)    (421,100)

Minority interest                               100,000         -

DISCONTINUED OPERATIONS:
  Loss from operations of franchise business
  disposed of (no income taxes were recorded
  in 1997 or 1996)                              (39,300)    (329,100)

  Gain on disposal of franchise operations
  (net of applicable income taxes of
  $450,000)                                   2,123,400         -
                                              ---------     --------
  Income (loss) from discontinued operations  2,084,100     (329,100)
                                              ---------     --------
Net Income (Loss)                            $  220,700    $(750,200)
                                              =========    =========

The accompanying notes are an integral part of these financial statements.

         SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                           (Continued)

                                                     1997    1996
INCOME (LOSS) PER SHARE:                            ------  ------

  Basic:
  Loss from continuing operations                   $(.63)  $(.14)
  Income (loss) from discontinued operations          .70    (.11)
                                                    ------  ------
                                                    $  .07   $(.25)
                                                    ======   =====
  Diluted:
  Loss from continuing operations                   $(.54)  $(.14)
  Income (loss) from discontinued operations          .60    (.11)
                                                    -----   -----
                                                    $ .06   $(.25)
                                                    =====   =====

The accompanying notes are an integral part of these financial statements.

         SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                           RETAINED
                       COMMON                     COMMON   EARNINGS
                       STOCK          ADDITIONAL  STOCK    (ACCUMU-
            PREFERRED PURCHASE COMMON  PAID-IN   PURHASE   LATED)     TOTAL
              STOCK   OPTIONS  STOCK   CAPITAL   WARRANTS  DEFICIT    EQUITY
           ---------- -------- ------ ---------- -------- --------- ----------
December
31, 1995   $       -  $     -  $3,000 $3,495,300 $187,500 $ (47,000)$3,638,800

Issuance of
Series A
Convertible
Preferred
Stock       4,740,000       -      -   (162,000)       -         -   4,578,000

Issuance of
Common Stock
Purchase Op-
tions in Con-
nection with
Series A Con-
vertible Pre-
ferred Stock       -   260,000     -          -        -         -     260,000

Net loss           -        -      -          -        -   (750,200) (750,200)
          ---------- -------- ------ ---------- -------- --------- ----------
Balance,
December 31,
1996        4,740,000  260,000  3,000  3,333,300  187,500  (797,200) 7,726,600

Net income         -       -       -         -         -    220,700    220,700
           ---------- -------- ------ ---------- -------- --------- ----------
Balance,
December 31,
1997       $4,740,000 $260,000 $3,000 $3,333,300 $187,500 $(576,500)$7,947,300
           ========== ======== ====== ========== ======== ========= ==========

The accompanying notes are an integral part of these financial statements.

         SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                 1997          1996
                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $  220,700   $  (750,200)

  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
     Minority interest                           (100,000)
     Depreciation expense                         138,700        10,800
     Preopening expenses                          603,000          -
     Gain on disposition of trademark rights      (20,000)         -
      Gain on disposal of franchise operations
        net of income taxes                    (2,123,400)         -
      Amortization of land lease                   66,300          -

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable    (67,100)      400,600
    Decrease in inventories                          -           56,900
    Decrease (increase) in due from officer        10,000       (13,000)
    Increase in prepaid expenses and other        (13,600)      (12,700)
    Increase (decrease) in accounts payable
      and accrued expenses                      1,232,000      (349,800)
    (Decrease) increase  in deferred
      franchise fees                              (62,500)        2,500
    Increase (decrease) in deferred income        425,700       (25,700)
                                               ----------    ----------
    Net cash provided by (used in)
      operating activities                        309,800      (680,600)
                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds received from sale of franchise
    business and other fixed assets             2,242,900          -
  Project development costs                    (6,246,700)     (556,400)
  Land lease deposit                                 -         (500,000)
  (Increase) decrease in other assets             (29,300)        1,000
  Reimbursement from lease termination               -        3,000,000
  Leasehold improvements expenditures          (9,731,300)         -
  Preopening expenses                            (702,800)         -
                                               ----------     ----------
  Net cash (used in) provided by investing
    activities                                (14,467,200)    1,944,600
                                               ----------     ----------

The accompanying notes are an integral part of these financial statements.
                           (Continued)

         SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                           (Continued)

                                                  1997          1996
                                               ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) to Affiliate Store and
    Related Entities                             768,500       (409,000)
  Net proceeds from issuance of preferred
    stock and options to purchase Common Stock     -          4,838,000
  Proceeds from bank line of credit              668,400           -
  Proceeds from notes payable and note
    payable to shareholder                     6,350,000           -
  Principal payments on capital leases           (21,600)          -
  Contribution from minority interest            750,000           -
                                               ---------      ---------
Net cash provided by
  financing activities:                        8,515,300      4,420,000
                                               ---------      ---------
NET (DECREASE)INCREASE IN CASH
  AND CASH EQUIVALENTS                        (5,642,100)     5,693,000

CASH AND CASH EQUIVALENTS,
  Beginning of year                            5,818,100        125,100
                                              ----------      ---------
CASH AND CASH EQUIVALENTS,
  End of year                                  $ 176,000    $ 5,818,100
                                              ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                  1997          1996
                                               ----------     ---------
     Cash paid for:
       Interest                               $  122,100    $    4,000
       Income taxes                           $  338,000    $     -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                  1997          1996
                                               ----------     ---------
     Equipment financed through
        capital leases                        $  305,000     $    -

The accompanying notes are an integral part of these financial statements.

                  SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Saint Andrews Golf Corporation ("SAGC"), a Nevada corporation, include the accounts of SAGC and its subsidiaries, All-American SportPark Inc., a Nevada corporation and All-American Golf, LLC, a California limited liability company (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated.

     b.  COMPANY BACKGROUND AND PRIMARY BUSINESS ACTIVITIES

Until December 13, 1994, Saint Andrews Golf Corporation was a wholly-owned subsidiary of Las Vegas Discount Golf & Tennis, Inc. ("LVDG"). On December 13, 1994, the Company completed an initial public offering of 1,000,000 Units (representing one-third of the post offering shares outstanding) at a price of $4.50 per Unit, each Unit consisting of one share of common stock and one Class A Warrant. The net proceeds of this offering were $3,683,800. Two Class A Common Stock Purchase Warrants entitle the holders to purchase one share of the Company's common stock for $6.50 per share. The Warrants originally expired December 13, 1996, however, the Company is extending the expiration date of the warrants until written communication is sent to warrant holders that fully describes the impact of the proposed merger of the Company as described in Note 1(d). LVDG currently owns 66-2/3% of the Company's outstanding common stock.

The Company's Chairman owns 100 percent of the original Las Vegas Discount Golf & Tennis location opened in Las Vegas, Nevada in 1974. This store is referred to herein as the "Affiliated Store" and operated under an agreement with Las Vegas Discount Golf & Tennis, Inc. ("LVDG") prior to the sale of certain assets as more fully described in note 1 (c).

During July 1994, the Company established a wholly-owned subsidiary, All-American SportPark, Inc. which will operate the Company's All-American SportParks.

On June 13, 1997 the Company and Callaway Golf Company ("Callaway") formed the All-American Golf, LLC to construct, manage and operate the "Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. The Company contributed $3.0 million for 80 percent of the members' units of the LLC while Callaway purchased the remaining 20 percent for $750,000. The minority interest presented in the accompanying financial statements represents Callaway's interest in All-American Golf, LLC. The Company manages the driving range, golf course and tenant facilities in the clubhouse for a fee of five percent of gross revenues pursuant to the All-American Golf Operating Agreement.

The Company's current operations consist of the development and operation of sport-oriented theme parks under the name "All-American SportPark". The Company's concept of a sport-oriented theme park consists of a baseball-batting stadium, car-racing tracks, video arcade, retail and restaurant facilities and a golf facility named "Callaway Golf Center". The golf facilities will be comprised of an executive golf course, driving range, putting course, clubhouse and training center. The total costs for the Callaway Golf Center are approximately $10.1 million included in Leasehold Improvements. Callaway is responsible for reimbursing the Company for approximately 25 percent of expenditures in excess of the original construction budget of $9.0 million. The

"Callaway Golf Center" for the Las Vegas, Nevada facility commenced operations on October 1, 1997.

     c.  DISCONTINUED OPERATIONS

On February 26, 1997, Las Vegas Discount Golf & Tennis, Inc. and the Company completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction whose terms were substantially in accordance with the "Agreement for the Purchase and Sale of Assets". The total consideration received was $5.3 million ($1.4 million of which was attributed to net assets held for sale) of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2,750,000 in cash was allocated to SAGC. The $264,000 note and $200,000 in short term escrow were collected in 1998 by LVDG.

This transaction resulted in the disposal of the Company's franchise business. The agreement also provides for the assignment of all franchiser rights under existing franchise agreements. Furthermore, the Company assigned all trade names and trademarks associated with the business. The agreement also includes a covenant not to compete which prohibits the Company, and its officers and directors from engaging in the ownership or operation of franchised retail golf equipment outlets within the continental United States.

Certain exemptions were granted by the purchaser to Boreta Enterprises, Ltd., a related entity owned by the President of the Company and the President of Las Vegas Discount Golf & Tennis, Inc. with respect to the Company's right to own or operate retail golf equipment outlets in connection with Saint Andrews Golf Corporation's All-American SportPark.

The sale of all assets, liabilities and rights related to the franchise business have been presented as "Discontinued Operations" in the accompanying balance sheets and statements of operations as of the years ended December 31, 1997 and 1996.

Assets and liabilities of the Company's franchise business, which were disposed of on February 26, 1997 consisted of the following on December 31:

                                                                1996
                                                              --------
     Accounts receivable, net of allowance of $111,400        $270,600
     Prepaid and other assets                                   10,500
     Property, plant and equipment, net                          6,000
                                                               -------
          Total assets                                         287,100

     Accounts payable                                           75,600
     Accrued liabilities                                        32,000
     Deferred franchise fees                                    60,000
                                                               -------
          Net assets to be disposed of                        $119,500
                                                              ========

Revenues related to discontinued operations totaled $156,000 and $1,424,000 for the years ended December 31, 1997 and 1996, respectively.

     d.   PROPOSED MERGER WITH LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

On January 20, 1998, the officers of the Company and LVDG executed a merger agreement pursuant to which the Company would merge with and into LVDG which is intended to constitute a tax-free plan of reorganization. As a result, the separate corporate existence of the Company would cease and LVDG would change the name of LVDG to All-American SportPark, Inc. to reflect the primary business of the surviving corporation.

Conversion of Securities

At the effective date of the merger each share of the Company's Common Stock issued and outstanding immediately prior to the effective date (except for shares of the Company's Common Stock held by LVDG) will be converted into 2.4 shares of LVDG common Stock. Each share of the Company's Series A Preferred Stock will be converted into 2.4 shares of LVDG Preferred Stock, and each share of the Company's Common Stock held by LVDG immediately prior to the effective date and all rights in respect thereof will be canceled. This would result in the current shareholders of the Company (other than LVDG) owning approximately 38.2% of the surviving corporation, assuming that there are no dissenting shareholders.

Options and Warrants to Purchase the Company's Common Stock

At the effective date each option or warrant granted by the Company to purchase shares of the Company's Common Stock which is outstanding and unexercised immediately prior to the effective date will be assumed by LVDG and converted into an option or warrant to purchase shares of LVDG common stock in such number and at such exercise price similar to that previously discussed (2.4 to 1). The exercise price per share of LVDG Common Stock under the new option or warrant will be equal to the quotient of the exercise price per share of the Company's Common Stock under the original option or warrant divided by the Exchange Ratio.

     e.   GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1997 and 1996, the Company had incurred operating losses of $1,936,400 and $421,100, respectively. Additionally, as of December 31, 1997 the Company had negative working capital of approximately $3.1 million and insufficient borrowing capacity to fund the completion of its All-American SportPark complex.

Subsequent to year-end the Company entered into several short-term financing transactions as noted below in order to fund ongoing operating cash requirements as well as the continuing construction of the All-American SportPark. On January 26, 1998 the Company's chairman loaned the Company $200,000. This loan bears interest at 10 percent and is due on January 26, 2003. On February 5, 1998, the Company secured a $4.0 million short-term loan bearing interest at 10 percent from a bank. This loan requires interest only payments, which commenced on March 10, 1998, with the full loan plus all unpaid interest due August 10, 1998. On March 18, 1998, the Company obtained an additional $3.0 million short-term promissory note bearing interest at 10 percent from Callaway Golf Company. As security the Company issued a guaranty and pledged its equity in the All-American Golf LLC. This note is due in full with principal and interest on June 18, 1998.

The Company's continuation as a going concern is dependent upon its ability to generate positive cash flows at the Callaway Golf Center and to obtain additional financing or refinancing which will be required in order to complete the All-American SportPark.

The Company currently has not secured sufficient financing to complete construction of the SportPark portion of the Las Vegas facility, or extinguish the short term financing which has been obtained to fund the continuation of the construction. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, and bank financing. There is no assurance that financing will be obtained from any of these sources.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     f.  ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1997 the Company had an overdraft of approximately $668,400 in its primary bank account. As more fully described in Note 8 the Company's bank extended a line of credit to fund this shortfall.

     b.  ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts due from tenants at the Callaway Golf Center, and the sale of merchandise and/or services.

     c.  PREOPENING EXPENSES

Preopening costs primarily represent direct personnel and other operating costs incurred before the opening of the facility. These costs are capitalized when incurred and amortized to expense on a straight-line basis over a period not to exceed twelve months from the date operations commenced. Preopening costs totaling approximately $139,300 were capitalized in connection with the Callaway Golf Center, which commenced operations on October 1, 1997. Additional preopening costs totaling $563,600 have been expensed in connection with the development of the All-American SportPark portion of the facility. The preopening costs related to the SportPark were expensed as a result of the uncertainty related to completing the facility.

     d.  LEASEHOLD IMPROVEMENTS AND PROPERTY

Leasehold improvements and equipment are stated at cost. Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or the following estimated useful lives of the assets:

       Furniture and equipment              5-10 years
       Leasehold improvements                 15 years

Normal repairs and maintenance are charged to expense when incurred. Expenditures that materially extend the useful life of assets are capitalized.

     e. DEFERRED INCOME

Deferred income consists primarily of sponsorship fees received from tenants and corporate sponsors of the All-American SportPark. Deferred income will be amortized to income over the life of the agreement upon the commencement of operations. Additionally, deferred income also includes approximately $67,000 remaining from the agreement with MBNA to use the Company's trademark on its credit cards over a 5 year period.

     f.  INCOME TAXES

The Company accounts for income taxes under the provisions of the Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes".

     g.  RECLASSIFICATIONS

Certain reclassifications, which had no impact on the Company's results of operations, have been made in prior year amounts to conform them to the current year presentation.

     h.  RECOVERABILITY OF LONG-LIVED ASSETS

In 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Pursuant to SFAS 121, the Company reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount on an asset or a group of assets may not be recoverable. The Company deems an asset to be impaired if a forecast or undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures value by discounting estimated cash flows. Considerable management judgement is necessary to estimate discounted cash flows. Accordingly, actual results could vary significantly from such estimates. Based upon the short duration of operations at the Callaway Golf Center the Company does not believe that a triggering event has occurred with respect to the negative operating income which has occurred upon initial operations of the facility.

3.   EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. All previously reported income per share amounts have been restated herein to reflect the adoption of SFAS 128.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following as of December 31:

                                                    1997           1996
                                                   ----------     ----------
Weighted-average common shares outstanding (used
  in the computation of basic earnings per share)   3,000,000      3,000,000

Potential dilution from the assumed exercise
  of convertible preferred                            500,000           -
                                                   ----------     ----------
Weighted-average common and common equivalent
  shares (used in the computation of diluted
  earnings per share)                               3,500,000      3,000,000
                                                   ==========     ==========

Pursuant to SFAS 128, options having an exercise price greater than the average market price of the underlying common stock during the period are excluded from the computation of diluted earnings per share. None of the Company's outstanding stock options are included in the calculations for the periods presented because the exercise price was in excess of the market value.

4.     RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with LVDG and subsidiaries ("Related Entities"), the chairman and principal shareholder of LVDG, and the retail store owned by the Chairman of LVDG (the "Affiliated Store"). The Affiliated Store operates in Las Vegas, Nevada but was not a franchise of the Company. As a result, the store paid no royalties to the Company but purchased merchandise for the Affiliated Store at the same cost as the Company. The Affiliated Store also benefited from the Company's activities, including any local and national advertising conducted by the Company.

As of December 31, 1996, the Company had a $461,500 receivable from Related Entities, and a $102,700 and a $5,400 receivables due from the Affiliated Stores as of December 31, 1997 and 1996 respectively. As of December 31, 1997 the Company also had a $371,100 payable to Related Entities and a $33,200 payable to the Affiliated Store.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                               1997            1996
                                            ----------      ---------
    Furniture and equipment                 $  566,500      $ 153,500
    Leasehold improvements                   9,378,400        107,600
    Other                                      200,900           -
                                            ----------      ---------
                                            10,145,800        261,100
    Less--Accumulated depreciation
     and amortization                         (164,400)      (177,300)
                                            ----------      ---------
                                           $ 9,981,400     $   83,800
                                            ==========      =========
6.  LEASE TERMINATION RECEIVABLE

In May of 1994, the Company entered into a Ground Lease for approximately 33 acres of land on Las Vegas Boulevard which it intended to use for the development of an All-American SportPark. The Ground Lease contained provisions, which allowed the lessor to terminate the lease within the first 6 years of the 15 year lease term in the event that the lessor entered into a sale of the property as long as the intended use of the property after the sale was not a golf/sports park as contemplated by the Company.

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

Upon notification of the Ground Lease termination, the Company ceased construction activities and submitted substantiation for construction costs totaling approximately $3.9 million. Utilizing applicable formulas derived from the Ground Lease the Company believed that $3,279,500 in costs were reimbursable by the purchaser who assumed the original lessor's obligations relating to the lease termination. Based upon all of the information available as of December 31, 1995 the Company believed that the amount would be collected in 1996 in the amount of $3,000,000 with regards to this litigation and, accordingly, recorded the lease termination receivable as a current asset.

In October 1996, this matter was settled for $3,217,000 of which $3,000,000 was applied to the lease termination receivable balance while the remaining $217,000 in proceeds was applied against legal fees incurred with respect to the matter in 1996.

7.   PROJECT DEVELOPMENT COSTS

Total project development costs totaled $7,850,100 as of December 31, 1997 relating to the continuing construction of the All-American SportPark. These costs consists primarily of $6,740,200 in buildings, $352,500 in land improvements, and $572,200 in furniture, fixtures and signs. The remaining $185,200 consists of various items such as fencing and other items. The All-American SportPark is expected to be completed by June 1998.

The Company currently has not secured sufficient financing to complete construction of the SportPark portion of the Las Vegas facility. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. However, at the present time no formal agreements with respect to securing financing for the project have been reached.

8. BANK LINE OF CREDIT

As of December 31, 1997 and 1996, respectively, the Company had a $800,000 and $400,000 bank line of credit. Interest is payable monthly at one and one half (1.5%) percent over the bank's prime rate which was 9 percent and 9.75 percent at December 31, 1997 and 1996, respectively. As of December 31, 1997,
$668,400 was outstanding under this facility while no amounts were outstanding at December 31, 1996. This line of credit was paid in full during February 1998 with a portion of the proceeds collected from the $4.0 million short-term loan received on February 13, 1998.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31:

                                   1997           1996
                                ----------     ----------
Accounts payable - trade        $1,466,200     $  701,700
Accrued compensation               125,000           -
Payroll and other taxes             93,700          1,500
Income taxes payable               112,500           -
Interest payable                   176,200           -
Other                                  -           38,400
                                ----------     ----------
                                $1,973,600     $  741,600
                                ==========     ==========

10. NOTES PAYABLE

Callaway provided $5,250,000 in debt financing for construction of the Callaway Golf Center, which bears interest at 10 percent with interest only payments commencing 60 days after the opening of the golf center (which occurred on October 1, 1997). The principal is due in 60 equal monthly payments commencing on October 1, 2002.

Under the terms of the note, All-American Golf was obligated to commence making payments of interest on December 21, 1997. The Company was unable to make this payment and at December 31, 1997 was in default on this note. Subsequently, the Company was unable to meet its interest payments on January 21, February 21, and March 21, 1998. On March 18, 1998, the Company entered into a forbearance agreement with Callaway Golf Company which cured the default and established terms to repay the amounts in arrears. The first payment required under the forbearance agreement is due on May 21, 1998 in the amount of $80,600.

On December 8, 1997, the Company obtained a short-term loan from First Security Bank of Nevada for $500,000 at 9 percent interest rate and a line of credit for $800,000 (see Note 8) both of which are due March 8, 1998. The note and line of credit were paid in full on February 13, 1998, with a portion of the proceeds collected from the $4.0 million short-term loan received on February 13, 1998.

At December 31, 1997, the Company had an unsecured, ten percent note payable totaling $600,000 with the Company's chairman and principal shareholder. The principal amount, interest rate, and payment terms are substantially similar to borrowings which the Company's chairman and principal shareholder obtained from a bank to fund these loans to the Company. Interest expense of $5,000 related to this note is included in interest expense in 1997.

Aggregate maturities of notes payable for the five years subsequent to December 31, 1997, are as follows:

               Year ending:
                  1998           $  500,000
                  1999                 -
                  2000                 -
                  2001                 -
                  2002                 -
             Thereafter           5,850,000
                                 ----------
                                 $6,350,000
                                 ==========

11.  LEASES

The Company and LVDG share office and warehouse facilities leased from the Chairman of the Board under a non-cancelable operating lease agreement, which expires on January 31, 2005. The lease provides for initial monthly lease payments, which may be increased based on increases in the consumer price index. The monthly rent expense is $4,200 and is allocated 67 percent to the Company and 33 percent to LVDG. Rent expenses for the Company's allocated share of this lease was $50,400 and $76,800 for 1997 and 1996, respectively.

In July 1996, SAGC entered into a lease for 65 acres of undeveloped land in Las Vegas, Nevada for the development of its first Las Vegas "All-American SportPark". The lease term is for a period of fifteen years, with two consecutive five year renewal periods. The lease commences on October 1, 1997 for All-American Golf and February 1, 1998 for the All-American SportPark.

Effective June 20, 1997, SAGC canceled the original lease and replaced it with two separate leases, one for the Callaway Golf Center and the other for the All-American SportPark. The annual base amount of $625,000 is due in monthly installments of $52,083 (All-American Golf $33,173 and All-American SportPark $18,910). The lease term remains as stated above, the Callaway Golf Center lease commenced on October 1, 1997. The All-American SportPark lease will commence on February 1, 1998. Additionally, the Leases contain contingent rent based upon gross sales at the park ranging from three to ten percent of the different sources of gross revenues if such percentage revenues exceed $625,000 annually. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the lease, SAGC also entered into a Deposit Agreement which required SAGC to post a refundable deposit to the lessor of $500,000. The deposit will be applied as follows: $66,346 was used to pay the first two months rent for All-American Golf, $104,166 as security deposit and the remainder as prepaid rent to be amortized until exhausted. At December 31, 1997 the remaining balance is $434,000.

At December 31, 1997, minimum future rental commitments under all of the Company's non-cancelable leases, including the Company's share of the office and warehouse lease with the Chairman of the Board are as follows:

               Year ending
               1998            $  833,000
               1999               852,000
               2000               834,000
               2001               842,000
               2002               798,000
               Thereafter       4,529,000
                               ----------
                        Total  $8,688,000
                               ==========

Included in the above is $283,400 of capitalized lease obligations.

12.  INCOME TAXES

The federal income tax provision consisted of $450,000 in current provision for the year ended December 31, 1997, which is reflected as a reduction to the gain in disposal of franchise operations in the accompanying consolidated statements of operations.

Deferred tax assets (liabilities) are related to the following at December 31, 1997 and 1996:
                                                1997        1996
                                              ---------   ---------
     Provision for bad debt                   $    -      $  39,000
     Deferred income                            176,000      43,000
     Vacation accrual                            11,000      11,000
     Commissions                                   -         (7,000)
     Depreciation                               (56,000)     (2,000)
     Net operating loss carryforward               -        373,300
     Other, net                                    -          1,000
                                              ---------   ---------
                                                131,000     458,300
     Valuation allowance                       (131,000)   (458,300)
                                              ---------   ---------
     Net deferred tax asset                   $    -      $    -
                                              =========   =========

A reconciliation of income tax expense computed by applying the federal statutory income tax rate to the Company's income from continuing operations before provision (benefit) for income taxes is as follows:

                                     1997                 1996
                               -----------------    -----------------
                                 Amount       %       Amount       %
Federal income tax
 benefit at statutory rate     $(476,000)     34    $(143,000)    (34)

Tax benefits not currently
 available                       476,000      34      143,000      34
                               ---------     ----   ---------     ----
                               $    -               $    -
                               =========     ====   =========     ====

The Company utilized all available net operating loss carryforwards to offset the taxable gain on disposal of franchise operations.

13.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  STOCK OPTION PLANS

The Company's Board of Directors adopted a stock option plan (the "1994 Plan") on August 8, 1994 authorizing the issuance of up to 300,000 shares of the Company's common stock. On April 16, 1996, the Board of Directors voted to increase the number of authorized shares to 500,000 and on April 24, 1996 voted to increase total shares eligible for grant to 700,000. Three hundred thousand options to purchase shares of common stock of Saint Andrews Golf Corporation at an exercise price of $5.00 per share were granted in 1994. Two hundred and forty thousand of these options are exercisable anytime on or before August 8, 1999 while the remaining 60,000 options vest in increments of 20,000 annually commencing on August 8, 1995.

In April 1996, a total of 377,000 options were granted in connection with the increase in shares available. These grants increased the total shares issued under the plan to 677,000. All of the shares issued in April 1996 were cancelled and replaced on June 9, 1997. The original options had an exercise price ranging between $4.625 and $4.75 through April 2001. The replacement options are exercisable at an exercise price of $3.06 through April 2001. Six hundred and sixty-seven thousand of the shares are exercisable anytime while 10,000 shares vest ratably over a four year period. Shareholder approval occurred on April 16, 1997 as required for approval of these additional shares. The exercise price was equal to or exceeded the fair market value of the common stock at the date of grant. At December 31, 1997, 23,000 additional shares are reserved for future options.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rates of 5% and 5.06%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .619; and a weighted-average expected life of 1.73 years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Year ended December 31,              1997           1996
                                  ----------     ----------
Net Income (Loss)
    As reported                   $  220,700     $ (750,200)
    Pro forma                     $ (211,300)          -
Basic net income (loss) per share
    As reported                   $      .07           (.25)
    Pro forma                     $     (.07)          -
Diluted net income (loss) per share
    As reported                   $      .06           (.25)
    Pro forma                     $     (.07)          -

     b. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock. As of December 31, 1997, there were 500,000 Series A Convertible Preferred shares issued or outstanding.

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

The rights granted to TOI in accordance with the agreement include the following: (1) right of first refusal with respect to debt and or equity financing arrangements for SportParks developed by SAGC's subsidiary All-American SportPark, Inc. for a period of 5 years commencing July 29, 1996 and for a period of 3 years for Anaheim, California and Las Vegas, Nevada, (2) an obligation to obtain electrical and electronic equipment for such SportParks for a period of 5 years, (3) certain signage rights for TOI or its designees at the first two SportParks and (4) other miscellaneous rights as defined. Pursuant to the agreement, SAGC also granted TOI an option to purchase up to 250,000 shares of SAGC's common stock at $5.00 per share for a period of 5 years from the date of the agreement.

The agreement also provides for certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option. Pursuant to the agreement, SAGC expanded the number of Directors of SAGC from four to five, and elected Motoharu Iue as a Director of SAGC. Mr. Iue is President of Three Oceans Inc.

     d.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

On December 13, 1994, the Company completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result, 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000. Two Class A Warrants entitle the holder to purchase one share of SAGC common stock for $6.50, $2 above the initial public offering price. The Class A Warrants have been assigned a value of $.1875 for financial reporting purposes. In connection with the sale of the franchise business, the expiration date of the class A Warrants has been extended to June 12, 1998.

In connection with the initial public offering, the Company issued to the Representative of the Underwriters, Representative's Warrants to purchase 100,000 shares (10 percent of the units purchased by the underwriters), with an exercise price of $5.40 for a four-year period beginning on December 13, 1995. These Representative's Warrants contain certain demand and piggyback registration rights. The Company also issued to the Representative 100,000 Class A Warrants which entitle the Underwriter to purchase 50,000 shares of Common Stock (5 percent of the units purchased by the underwriters), with an exercise price of $7.80 per share exercisable beginning on December 13, 1995. As of December 31, 1997, no warrants have been exercised.

14. EMPLOYEES  401(k) PROFIT SHARING PLAN

The Company offers all its eligible employees participation in the Employees 401(k) LVDG Profit Sharing Plan ("Plan"). The Plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15% of base compensation. For 1997 and 1996, the Company matched 50% of employees contributions up to a maximum of 6% of an employee's base compensation. The Company had expenses related to the Plan of $54,000 and $34,300 for 1997 and 1996, respectively.

15.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key employees of which the President of SAGC is included. This plan became effective on January 1, 1996. The Company had expenses related to the plan of $25,000 and $35,000 for 1997 and 1996, respectively.

16.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees which require the payment of fixed and incentive based amounts of compensation.

The Company has entered into a letter agreement with Oracle One Partners, Inc. ("Oracle") whereby Oracle has been retained to assist the Company in obtaining corporate sponsorship for certain areas of the All-American SportPark projects including a license agreement from Major League Baseball for a Slugger Stadium. The initial period of the agreement was for the three-month period ending September 30, 1994, and the agreement has been continued on a month-to-month basis since then. The Company is paying Oracle $4,000 a month and has agreed to pay Oracle 15% of the gross of any sponsorship fees for sponsors obtained through the efforts of Oracle. The Company paid Oracle $60,000 for its efforts in obtaining the exclusive license agreement with Major League Baseball described below.

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

As consideration for the license, the Company agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, the Company must pay $50,000 during such year. The Company has made the payments required for 1995, 1996 and 1997. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the revenue from the batting cages of the greater of (i) six and one-quarter percent (6-1/4%) or (ii) the royalty rate payable by the Company to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex.

The Company's right to exclusively use MLB logos and other marks at its baseball batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, the Company entered into an agreement with Jeff Gordon, the 19975 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. According to the original agreement, Mr. Gordon was paid $25,000 for his services during 1996, and is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agrreement; he is to receive 1% of the net profits of each SpeedPark; .25% of net profits are to go to a charity designated by Mr. Gordon; and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year.

The Company has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a standalone NASCAR SpeedPark. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California. The agreement provides that the exclusive rights to Las Vegas are subject to the condition that the Las Vegas SpeedPark is opened by March 1, 1998, and that the exclusive rights to Southern California are subject to the condition that the Southern California SpeedPark is opened by March 1, 1999, the license for that site would continue until December 31, 2003, and if the Company opens the Southern California site by March 1, 1999, the license for that site will continue until December 31, 2003. NASCAR has verbally agreed to extend the March 1, 1998, deadline for the Las Vegas SportPark, but no new deadline has yet been determined.

In January 1997, the Company entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi would receive certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments totaling $1,250,000 beginning when the SportPark opens. The Company received $250,000 as the first payment on this contract on December 31, 1997. The remaining amounts are due annually over a four year period starting with the commencement of operations of the All-American SportPark. The rights granted to Pepsi are to include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in the SportPark, and that Pepsi would have the right to name the multipurpose arena the AllSport Arena. In addition, Pepsi will provide the equipment needed to dispense its products at the SportPark. The agreement with Pepsi will provide that the

Company and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides that Sportservice has the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All-American SportPark, including the Callaway Golf Center [TM], during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center [TM] will be paid to All-American Golf, LLC and all other rents will be paid to the Company.

Sportservice is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements.

The agreement also provides Sportservice with a right of first refusal for future parks to be built by the Company in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets exceeds the estimate of $3.85 million.

The agreement has a number of other terms and conditions including a requirement that the Company and the LLC must develop and construct the SportPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. The Company and the LLC must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

The Company has entered into a two year agreement with Integrated Sports International ("ISI") whereby ISI has been retained to assist the Company in obtaining corporate sponsorship for various areas of the SportPark.

All-American Golf, LLC has executed a license agreement with Callaway Golf pursuant to which All-American Golf, LLC licenses the right to use the mark "Callaway Golf Center[TM]" from Callaway Golf for an annual royalty not to exceed $50,000. Pursuant to this agreement, Callaway Golf has the right to terminate the agreement at any time without cause on ninety days prior written notice and with payment of $500,000. Such termination could have an adverse impact on the success of the golf center.

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

17.  SUBSEQUENT EVENT

On May 5, 1998, pursuant to the terms of a Purchase and Sale Agreement between the Company and Callaway Golf, the Company sold its 80% membership interest in the LLC to Callaway Golf for $1,500,000 in cash and the forgiveness of the $3,000,000 debt, including the interest thereon, owed to Callaway by the Company. Of the cash payment, $500,000 was held back by Callaway until it has assured itself that it has obtained all of the rights necessary to operate the Callaway Golf Center. In connection with the sale of the membership interest, the Company resigned as the manager of the LLC, and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years.

As a result of the sale of its interest in the LLC, the Company has no ownership of the Callaway Golf Center, and the Callaway Golf Center will now be operated separately from the All-American SportPark. However, the Company will have the option to repurchase the 80% membership interest for a period of two years. To exercise such right, the Company would be required to pay $4,500,000 plus 100% of any undisclosed liabilities as of May 5, 1998, which have not been satisfied by the Company, plus 80% of any additional capital expenditures by the LLC, plus 80% of losses incurred by the LLC to the date of exercise of the option. In the event that the Company exercises this option, the Company will receive an allocation of the profits and losses in the LLC, but it will not have the right to manage the LLC or Callaway Golf Center.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   SAINT ANDREWS GOLF CORPORATION

Dated: May 12, 1998                By /s/ Ronald S. Boreta
                                      Ronald S. Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                         DATE

/s/ Vaso Boreta               Chairman of the Board         May 12, 1998
Vaso Boreta                      and Director

/s/ Ronald S. Boreta          President (Chief              May 12, 1998
Ronald S. Boreta              Executive Officer),
                              Treasurer and Director

/s/ Charles Martin            Chief Financial Officer       May 12, 1998
Charles Martin

/s/ Robert S. Rosburg         Director                      May 12, 1998
Robert S. Rosburg

___________________________   Director
William Kilmer

___________________________   Director
Motoharu Iue