Form 10QSB
period 1998-03-31
SAINT ANDREWS GOLF CORP
filed 1998-05-15
CIK 930245

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                       Commission File Number: 0-24970

                        SAINT ANDREWS GOLF CORPORATION
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Nevada                                      88-0203976
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

     5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada  89118
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

                            Yes X             No___

As of May 12, 1998, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                     SAINT ANDREWS GOLF CORPORATION
                               FORM 10-QSB
                                 INDEX
                                                              Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets         3

         Unaudited Condensed Consolidated Statements of
         Operations                                              5

         Unaudited Condensed Consolidated Statement of
         Cash Flows                                              7

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                    9

Item 2.  Management's Discussion and Analysis or Plans
         of Operations                                          16

Part II: Other Information

Item 1.  Legal Proceedings                                      19

Item 2.  Changes in Securities                                  19

Item 3.  Defaults Upon Senior Securities                        19

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                19

Item 5.  Other Information                                      19

Item 6.  Exhibits and Reports on Form 8-K                       19

         Signatures                                             19

            SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                              March 31,    December 31,
                                                1998          1997
                                             -----------   -----------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $   146,100   $   176,000
  Accounts receivable                            291,000        67,100
  Due from Affiliated Store                       46,500       102,700
  Due from officer                                 3,000         3,000
  Prepaid expenses and other                      35,900        30,600
  Preopening costs, net                           77,000        99,800
                                             -----------   -----------
     Total current assets                        599,500       479,200

Leasehold improvements and equipment, net      9,844,900     9,981,400

Note receivable - related party                   20,000        20,000

Deposit for land lease                           395,800       433,700

Project development costs                     13,467,700     7,850,100

Other assets                                       7,700        29,300
                                             -----------   -----------
                                             $24,335,600   $18,793,700
                                             ===========   ============
The accompanying notes are an integral part of these financial statements.
                                  (Continued)

               SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              March 31,    December 31,
                                                1998          1997
                                             -----------   -----------
                                             (Unaudited)
CURRENT LIABILITIES:
  Bank line of credit                        $      -      $   668,400
  Current portion of notes payable             5,350,800       500,000
  Current portion of obligations under
    capital leases                                72,200        72,200
  Accounts payable and accrued expenses        4,103,100     1,973,600
  Due to Affiliated Store                        149,500        33,200
  Payable to Related Entities                    457,000       371,100
                                             -----------   -----------
     Total current liabilities                10,132,600     3,618,500
                                             -----------   -----------
Note payable to shareholder                      400,000       600,000

Note payable                                   5,250,000     5,250,000

Obligation under capital leases, net
  of current portion                             191,000       211,200

Deferred income                                  570,500       516,700

Minority interest                                595,600       650,000

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                      -             -
 Series A Convertible Preferred Stock,
   $1 par value, 500,000 shares authorized
   and outstanding at March 31, 1998
   and December 31, 1997                       4,740,000     4,740,000
 Options issued in connection with Series A
   Convertible Preferred Stock to purchase
   250,000 shares of common stock                260,000       260,000
 Common stock, $.001 par value, 10,000,000
   shares authorized, 3,000,000 shares
   issued and outstanding at March 31, 1998
   and December 31, 1997                           3,000         3,000
 Additional paid-in-capital                    3,333,300     3,333,300
 Common stock purchase warrants, Class A,
   1,000,000 warrants authorized and
   outstanding at March 31, 1998 and
   December 31, 1997                             187,500       187,500
 Accumulated deficit                          (1,327,900)     (576,500)
                                             -----------   -----------
     Total shareholders' equity                7,195,900     7,947,300
                                             -----------   -----------
Total Liabilities and Shareholders' Equity   $24,335,600   $18,793,700
                                             ===========   ===========
The accompanying notes are an integral part of these financial statements.

                 SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                1998          1997
                                             -----------   -----------
REVENUE:
  Callaway Golf Center                       $   501,700   $      -
  Other                                           36,400        10,000
                                             -----------   -----------
      Total revenue                              538,100        10,000

COST OF REVENUE:
  Callaway Golf Center                           503,000          -
                                             -----------   -----------
      Total cost of revenue                      503,000        10,000
                                             -----------   -----------
GROSS PROFIT                                      35,100        10,000

OPERATING EXPENSES:
  Selling, general and administrative            566,400       121,000
  Depreciation and amortization                  116,600         2,000
  Preopening expense                              22,800        77,000
                                             -----------   -----------
                                                 705,800       200,000
                                             -----------   -----------
OPERATING LOSS                                  (670,700)     (190,000)

Interest (expense) income, net                  (135,100)       68,000
                                             -----------   -----------
Loss from continuing operations before
 income taxes and minority interest             (805,800)     (122,000)

Provision for income taxes                          -             -
                                             -----------   -----------
Loss from continuing operations before
  minority interest                             (805,800)     (122,000)

Minority interest loss                            54,400          -
                                             -----------   -----------
LOSS FROM CONTINUING OPERATIONS                 (751,400)     (122,000)

DISCONTINUED OPERATIONS:
  Loss from operations of franchise business
    disposed of (no income taxes were recorded
    in 1998 or 1997)                                -          (41,000)

  Gain on disposal of franchise operations
    (less applicable income taxes of $450,000)      -        2,049,000
                                             -----------   -----------
Income from discontinued operations                 -        2,008,000
                                             -----------   -----------
NET INCOME (LOSS)                            $  (751,400)  $ 1,886,000
                                             ===========   ===========

The accompanying notes are an integral part of these financial statements.
                                  (Continued)

              SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (Continued)
                                                 1998         1997
                                             -----------   -----------
INCOME (LOSS) PER SHARE:

  BASIC
  Loss from continuing operations            $      (.25)  $      (.04)
  Income from discontinued operations                  -           .67
                                             -----------   -----------
  Net Income (Loss) per Share                $      (.25)  $       .63
                                             ===========   ===========
  DILUTED
  Loss from continuing operations            $      (.25)  $      (.04)
  Income from discontinued operations                  -           .46
                                             -----------   -----------
  Net Income (Loss) per Share                $      (.25)  $       .42
                                             ===========   ===========
The accompanying notes are an integral part of these financial statements.

               SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                1998          1997
                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                          $  (751,400)  $ 1,886,000
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Minority interest                          (54,400)         -
      Depreciation and amortization              116,600         2,000
      Gain on sale of franchise operations,
        net of income taxes                         -       (2,499,000)
      Preopening expense amortization             22,800          -
      Amortization of land lease                  37,900          -
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable  (223,900)      274,000
    Increase in prepaid expenses and other        (5,300)      (13,000)
    Increase in accounts payable
      and accrued expenses                     2,129,500       762,000
    Increase (decrease) in deferred income        53,800       (68,000)
    Increase in income tax payable                  -          450,000
                                             -----------   -----------
    Net cash provided by operating
      activities                               1,325,600       794,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds received from sale of franchise
    wholesale and assets held for sale              -        2,688,000
  Project development costs                   (5,617,600)   (1,238,000)
  Decrease in other assets                        21,600          -
  Leasehold improvement and equipment
    disposals, net                                19,900          -
                                             -----------   -----------
  Net cash (used in) provided by investing
    activities                                (5,576,100)    1,450,000
                                             -----------   -----------
The accompanying notes are an integral part of these financial statements.
                                  (Continued)

               SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Continued)

                                                1998          1997
                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of line of credit                    (668,400)         -
 Proceeds from notes payable and note
    payable to shareholder, net                4,650,800          -
 Increase in payable to Affiliate Store
    and Related Entities, net                    258,400          -
 Repayment of capital lease obligations          (20,200)         -
                                             -----------   -----------
Net cash provided by (used in)
  financing activities:                        4,220,600          -
                                             -----------   -----------
NET (DECREASE)INCREASE IN CASH
  AND CASH EQUIVALENTS                           (29,900)    2,244,000

CASH AND CASH EQUIVALENTS,
  Beginning of period                            176,000     5,818,000
                                             -----------   -----------
CASH AND CASH EQUIVALENTS,
  End of period                              $   146,100   $ 8,062,000
                                             ===========   ===========

The accompanying notes are an integral part of these financial statements.

                SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Saint Andrews Golf Corporation ("SAGC"), and its subsidiaries, All-American SportPark Inc., a Nevada corporation and All-American Golf LLC, a California limited liability company (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

Certain reclassifications have been made to previously reported amounts to conform them to current classifications.

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

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The Company's current operations consist of the development and operation of sport-oriented theme parks under the name "All-American SportPark". The Company's concept of a sport-oriented theme park consists of a baseball-batting stadium, car-racing tracks, video arcade, retail and restaurant facilities and a golf facility named "Callaway Golf Center". The golf facilities are comprised of an executive golf course, driving range, putting course, clubhouse and training center.

2.  SALE OF ASSETS AND DISCONTINUED OPERATIONS

On February 26, 1997, SAGC and Las Vegas Discount Golf & Tennis, Inc. ("LVDG") (the majority shareholder of SAGC) completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction whose terms were substantially in accordance with the "Agreement for the Purchase and Sale of Assets". The total consideration received was $5.3 million of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2.75 million was allocated to SAGC.

This transaction resulted in the disposal of the Company's franchise business, and the assignment of all franchise rights, trade names, and trade marks associated with the business The agreement also contains certain provisions not to compete in the franchised retail golf equipment business. Accordingly, the sale of all assets, and assumption of liabilities and rights related to the these businesses have been presented as "Discontinued Operations" in the accompanying statement of operations for the period ended March 31, 1997.

3.  PROPOSED MERGER WITH LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

On January 20, 1998, the officers of SAGC and LVDG executed a merger agreement pursuant to which SAGC would merge with and into LVDG which is intended to constitute a tax-free plan of reorganization. As a result, the separate corporate existence of SAGC would cease and LVDG would change its name to All-American SportPark, Inc. to reflect the primary business of the surviving corporation.

At the effective date of the merger each share of SAGC's common stock issued and outstanding immediately prior to the effective date (except for shares of SAGC's common stock held by LVDG) will be converted into 2.4 shares of LVDG common stock. Each share of SAGC's Series A Preferred Stock will be converted into 2.4 shares of LVDG Series B Preferred Stock, and each share of SAGC's common stock held by LVDG immediately prior to the effective date and all rights in respect thereof will be canceled. This would result in the current shareholders of SAGC (other than LVDG) owning approximately 38.2% of the surviving corporation, assuming there are no dissenting shareholders.

At the effective date each option or warrant granted by SAGC to purchase shares of SAGC's common stock which is outstanding and unexercised immediately prior to the effective date will be assumed by LVDG and converted into an option or warrant to purchase shares of LVDG common stock in such number and at such exercise price similar to that previously discussed (2.4 to 1). The exercise price per share of LVDG common stock under the new option or warrant will be equal to the quotient of the exercise price per share of SAGC's common stock under the original option or warrant divided by the exchange ratio.

4.  GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company incurred operating losses of $670,700 and $190,000 for the periods ended March 31, 1998 and 1997, respectively. Additionally, as of March 31, 1998 the Company had negative working capital of approximately $9.5 million. The Company has entered into several short-term financing transactions as noted below in order to fund ongoing operating cash requirements as well as the continuing construction of the All-American SportPark.

On January 26, 1998 and April 2, 1998 the Company's chairman and majority shareholder loaned SAGC $200,000 and $400,000, respectively. The loans are due in 2001 and bear interest at a rate of 10 percent per annum.

On February 5, 1998, SAGC secured a $4.0 million short-term bank loan bearing interest at a rate of 10 percent per annum. This loan requires interest only payments, which commenced on March 10, 1998, with the full loan plus all unpaid interest due August 10, 1998.

On March 18, 1998, SAGC obtained an additional $3.0 million short-term promissory note bearing interest at a rate of 10 percent per annum from Callaway Golf Company. As security the Company pledged its equity in All-American Golf LLC, a subsidiary of SAGC. The note is due in full with principal and interest on June 18, 1998. As of March 31, 1998, the Company had borrowed approximately $1.4 million under this agreement. The balance was borrowed in April 1998.

On May 7, 1998, the Company received a Bridge Mortgage Loan Commitment Letter (the "Commitment Letter") from First Connecticut Consulting Group, Inc. (the "Lender") pursuant to which the Lender would loan up to $18 million to the Company for one year. The loan would bear interest at the rate of 12% per annum and be secured by a first mortgage on all the All-American SportPark in Las Vegas. The loan would be guaranteed by LVDG and SAGC. The Commitment Letter requires that the Company pay a non-refundable commitment fee of $180,000 on acceptance of the commitment. The Company must pay a financing fee of 4% of the loan amount at closing, however the $180,000 financing fee will be credited against the financing fee. The Company must also pay all of the Lender's loan expenses, and a 2% fee to the person who brokered the loan.

The loan can be prepaid at any time, provided that at least nine months of interest must be paid on the loan. The commitment is subject to a number of terms and conditions set forth in the Commitment Letter including completion by the Lender of its due diligence and the completion and execution of the definitive loan documentation. The Company would use the proceeds of this loan to repay the $4 million short term bank loan and other outstanding indebtedness and for the completion of the construction of the SportPark.

The Company's continuation as a going concern is dependent upon its ability to generate positive cash flows and to obtain additional financing or refinancing which will be required in order to complete the All-American SportPark. The Company currently has not secured sufficient financing to complete construction of the SportPark portion of the Las Vegas facility. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors and bank financing. There is no assurance that financing will be obtained from any of these sources. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

5.  EARNINGS PER SHARE AND STOCK OPTIONS

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as convertible preferred stock, stock options and warrants. Options having an exercise price greater than the average market price of the underlying common stock during the period are excluded from the computation of diluted earnings per share. None of the Company's outstanding stock options are included in the calculations for the periods presented.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share for the periods ended March 31, 1998 and 1997 consisted of the following:

                                                      1998           1997
                                                   ----------     ----------
   Weighted-average common shares outstanding
     (used in the computation of basic earnings
      per share)                                    3,000,000      3,000,000

   Potential dilution from the assumed exercise
      of common stock equivalents                     500,000      1,517,000
                                                   ----------     ----------
   Weighted-average common and common equivalent
      shares (used in the computation of diluted
      earnings per share)                           3,500,000      4,517,000
                                                   ==========     ==========

6.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with LVDG and subsidiaries ("Related Entities"), the chairman and principal shareholder of LVDG, and the retail store owned by the Chairman of LVDG (the "Affiliated Store"). Because of these relationships, it is possible that the terms of transactions between these parties are not the same as those which would result from transactions among unrelated parties. The Affiliated Store operates in Las Vegas, Nevada and was not a franchise of SAGC during the period ended March 31, 1997. As a result, this store paid no royalties to SAGC but purchased merchandise at the same cost as SAGC. The Affiliated Store also benefited from the SAGC's activities, including any local and national advertising conducted by the SAGC.

7.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of March 31, 1998 and December 31, 1997, respectively:
                                                      1998          1997
                                                   ----------     ----------
      Furniture and equipment                      $  575,500     $  566,500
      Leasehold improvements                        9,343,500      9,378,400
      Other                                           206,900        200,912
                                                   ----------     ----------
                                                   10,125,900     10,145,800
                                                   ----------     ----------
        Less - accumulated amortization and
         depreciation                                (281,000)      (164,400)
                                                   ----------     ----------
                                                   $9,844,900     $9,981,400
                                                   ==========     ==========

8.  PROJECT DEVELOPMENT COSTS

SAGC is currently engaged in the planning and design of All-American SportParks. The All-American SportPark in Las Vegas, Nevada is currently under construction and is expected to be completed in June 1998. Project development costs represent the continuing construction costs of the All-American SportPark and totaled approximately $13,468,000 as of March 31, 1998. These costs consists primarily of $10,592,000 in buildings, $1,601,000 in land improvements, and $1,275,000 furniture, equipment and other.

9.  LEASES

SAGC's lease for approximately 23 acres of undeveloped land on which the All-American SportPark is being constructed became effective on February 1, 1998. The base rental on the lease is $18,910 per month and contains contingent rentals based on a percentage of gross revenues in the park. The lease term is 15 years with two five-year renewal options.

10.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees which require the payment of fixed and incentive based compensation.

In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, the Company agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, the Company must pay $50,000 during such year. The Company has made the payments required for 1995, 1996 and 1997. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the revenue from the batting cages of the greater of (i) six and one-quarter percent (6-1/4%) or (ii) the royalty rate payable by the Company to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex. The Company's right to exclusively use MLB logos and other marks at its baseball-batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, SAGC entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement. Under the agreement, he is to receive 1% of the net profits of each SpeedPark and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year.

SAGC has an exclusive license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a standalone NASCAR SpeedPark. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California. The agreement provides that the exclusive rights to Las Vegas are subject to the condition that the Las Vegas SpeedPark is opened by March 1, 1998, and that the exclusive rights to Southern California are subject to the condition that the Southern California SpeedPark is opened by March 1, 1999, the license for that site would continue until December 31,

2003, and if the Company opens the Southern California site by March 1, 1999, the license for that site will continue until December 31, 2004. NASCAR has verbally agreed to extend the March 1, 1998, deadline for the Las Vegas SportPark, but no new deadline has yet been determined.

In January 1997, SAGC entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi would receive certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments totaling $1,250,000 beginning when the SportPark opens. SAGC received $250,000 as the first payment on this contract on December 31, 1997. The remaining amounts are due annually over a four year period starting with the commencement of operations of the All-American SportPark. The rights granted to Pepsi are to include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in the SportPark, and that Pepsi would have the right to name the multipurpose arena the AllSport Arena. In addition, Pepsi will provide the equipment needed to dispense its products at the SportPark. The agreement with Pepsi will provide that SAGC and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

In September 1997, SAGC entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides Sportservice with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All-American SportPark, including the Callaway Golf Center, during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center will be paid to All-American Golf LLC and all other rents will be paid to SAGC. Sportservice is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. The agreement also provides Sportservice with a right of first refusal for future parks to be built by SAGC in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets do not exceed the estimate of $3.85 million. The agreement has a number of other terms and conditions including a requirement that SAGC and the LLC must develop and construct the SportPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. SAGC and the LLC must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

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

11.  SUBSEQUENT EVENT

During 1997, SAGC and Callaway Golf Company ("Callaway") formed All-American Golf LLC, a California limited liability company to construct, manage and operate the "Callaway Golf Center", a premier golf facility at the site of the All-American

SportPark. SAGC contributed the value of expenses incurred relating to the design and construction of the golf center plus cash in the combined amount of $3 million for 80% of the membership units. Callaway contributed equity capital of $750,000 and loaned the LLC $5.25 million for the remaining 20% of the membership units.

The Callaway loan bears interest at a rate of 10 percent per annum with interest only payments commencing 60 days after the opening of the golf center (which occurred on October 1, 1997). All-American Golf was unable to make the interest payments due in December 1997 and January, February and March 1998. Accordingly, on March 18, 1998, All-American Golf entered into a forbearance agreement with Callaway Golf Company which cured the default and established terms to repay the amounts in arrears.

Subsequently, on May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of the $3 million note, including any interest thereon, owed by SAGC to Callaway. Of the cash payment, $500,000 was held back by Callaway until it has assured itself that it has obtained all of the rights necessary to operate the Callaway Golf Center. In connection with the sale of its membership units SAGC resigned as manager of the LLC, and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years.

Results of operations of All-American Golf included in the unaudited condensed consolidated financial statements for the quarter ended March 31, 1998 were as follows:
            Revenue                              $ 501,700
                                                 =========
            Cost of revenue                      $ 503,000
            Depreciation and amortization          112,900
            Amortization of preopening costs        22,800
            Interest expense                       135,200
                                                 ---------
                  Total expenses                   773,900
                                                 ---------
                                                  (272,200)

            Minority interest loss                  54,400
                                                 ---------
            Net loss                             $(217,800)
                                                 =========

Assets and liabilities included in the accompanying unaudited consolidated financial statements as of March 31, 1998 and December 31, 1997 were as follows:
                                                     1998            1997
                                                   ----------     ----------
      CURRENT ASSETS:
      Cash and cash equivalents                    $  124,400     $   45,500

      Accounts receivable, net                         38,100         57,800
      Due from Affiliated Store                        46,600         33,500
      Prepaid expenses and other                       18,700         27,900
      Preopening costs                                 77,000         99,900
                                                   ----------     ----------
            Total current assets                      304,800        264,600

            Leasehold improvements and equipment,
              net                                   9,705,200      9,840,700
                                                  -----------    -----------
                                                  $10,010,000    $10,105,300
                                                  ===========    ===========
      CURRENT LIABILITIES:
      Current portion of obligations under        $    65,100    $    65,100
         capital leases
      Accounts payable and accrued expenses           921,300        769,100
      Due to Affiliated Store                          12,600         21,000
      Due to Related Entities                         616,400        564,900
                                                   ----------     ----------
            Total current liabilities               1,615,400      1,420,100

      LONG TERM LIABILITIES:
      Obligation under capital leases, net            166,700        185,200
         of current portion
      Note payable                                  5,250,000      5,250,000
                                                   ----------     ----------
            Total long term liabilities             5,416,700      5,435,200
                                                   ----------     ----------
            Total liabilities                      $7,032,100     $6,855,300
                                                   ==========     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains statements that are forward-looking such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

      The Company's continuing operations consist solely of the development and operation of sport-oriented theme parks under the name "All-American SportPark". Results of operations for the quarter ended March 31, 1998 include the results of All-American Golf LLC, a majority-owned subsidiary, engaged in the operation of a premier golf facility called the "Callaway Golf Center" located at the site of the All-American SportPark under construction in Las Vegas, Nevada. This facility commenced operations in October 1997. The Company sold its majority interest in this subsidiary in May 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     DISCONTINUED OPERATIONS

     On February 26, 1997, the Company and LVDG sold certain assets and transferred certain liabilities to an unrelated buyer. The total consideration received was approximately $5.3 million of which approximately $2.75 million was allocated to the Company. Specifically, the Company sold all of its interest in its franchise business, including its rights under agreements with franchisees, the right to franchise such stores and the rights to related trademarks. The buyer also assumed certain trade payables of the Company and LVDG. The sale of all assets, liabilities and rights related to the franchise and wholesale businesses have been presented as "Discontinued Operations" in the accompanying statement of operations for the period ended March 31, 1997.

     CONTINUING OPERATIONS

     REVENUE. Revenue increased to $538,100 in 1998 from $10,000 in 1997 due primarily to the opening of the Callaway Golf Center on October 1, 1997. First quarter 1998 revenues of the golf center were $501,700. Other income was $36,400 in 1998 versus $10,000 in 1997 representing primarily management fees of $25,200 for managing the operations of the Callaway Golf Center.

     COST OF REVENUE. Retail cost of revenues represents the direct operating costs of the Callaway Golf Center. As noted in revenues, above, the Callaway Golf Center opened on October 1, 1997 and accordingly there were no comparable costs for the 1997 period.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses relating to continuing operations consist principally of administrative payroll, office rent, professional fees and other corporate costs. The $445,400 increase to $566,400 in 1998 from $121,000 in 1997 is attributable to costs relating to the general administration of the Company and its All-American SportPark subsidiary.

     DEPRECIATION AND AMORTIZATION. The opening of the Callaway Golf Center resulted in depreciation and amortization expense of approximately $112,900 for 1998 accounting for substantially all the increase over 1997 expense of $2,000.

     PREOPENING EXPENSE. Preopening expense of $22,800 in 1998 represents the amortization of costs (consisting primarily of direct personnel and other operating costs) incurred prior to the opening of the Callaway Golf Center. These costs are being amortized over a 12 month period. The costs incurred during 1997 related to the development of the "All-American SportPark" concept were expensed as of December 31, 1997.

     INTEREST EXPENSE. Interest expense in 1998 was $135,100 compared to interest income of $68,000 in 1997. 1998 interest expense primarily represents interest expense on the $5.2 million note of the Callaway Golf Center. 1997 income resulted from interest earned on cash balances.

     INCOME TAXES. Due to operating losses, the Company has no tax provision nor has it recorded any tax benefits. Income taxes of $450,000 relating to the Company's sale of its franchise operations during 1997 were offset against the gain on disposal of the discontinued operations.

     NET LOSS. The loss from continuing operations for 1998 was $751,400 compared to a loss of $122,000 in 1997. The losses are principally attributed to the startup nature of the Company's new business focus involving the development of the "All-American SportPark".

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had negative working capital of approximately $9.5 million as compared to a negative working capital of approximately $3.1 million at December 31, 1997, a decrease of approximately $6.4 million. Of this decrease, approximately $5.6 million resulted from the financing of construction costs of the All-American SportPark. These costs were funded primarily with short term loans including a bank loan of $4 million and $1.4 million in borrowings under a $3 million short term loan from Callaway. Accounts payable and accrued expenses increased approximately $2.1 million primarily representing outstanding bills for construction of the All-American SportPark.

     Capital expenditures for the remainder of 1998, which relate predominantly to construction of the All-American SportPark complex, are expected to be approximately $9.7 million.

     The Company currently has not secured long term financing for the construction of the sports entertainment complex portion of the SportPark.
The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, and bank financing. The Company has been holding discussions with a number of potential financial sources concerning long term financing although no formal commitments have yet been received. There is no assurance that required financing will be obtained from any of these sources. Until long term financing can be obtained the Company will continue to fund its construction and operations with short term sources of funds. As previously discussed, on February 13, 1998, The Company secured a $4 million short-term loan at an interest rate of 10% per annum from Nevada State Bank. The Company will pay interest only commencing March 10, 1998, with the full loan plus unpaid interest due August 10, 1998. Additionally, on March 19, 1998, the Company obtained a $3 million short-term loan bearing interest at a rate of 10 percent per annum from Callaway Golf Company. $1.4 million of this facility was drawn down in March 1998, and the balance was drawn down in April 1998. This loan was forgiven as part of the May 1998 sale of the Company's 80% membership interest in All-American Golf LLC to Callaway. On January 26, 1998, the Company's chairman loaned the Company $200,000, and in April 1998 loaned an additional $400,000. The loans are due in 2001 and bear interest at a rate of 10 percent per annum. Additionally, the Company has received a commitment letter for an $18 million short term loan as discussed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. The Company intends to use the proceeds from these loans towards completing the construction of the All-American SportPark and repayment of other outstanding indebtedness of the Company.

     During the three months ended March 31, 1998, operating activities provided approximately $1.3 million in cash vs. approximately $800,000 provided in 1997. Increases in outstanding vendor invoices accounted for the majority of this increase. This cash along with funds provided from the Company's financing activities discussed below were reinvested into the All-American SportPark.

     Cash used in investing activities totaled approximately $5.6 million during the 1998 quarter as the Company continued construction of the All-American SportPark. The investment in the SportPark totaled $1.2 million during the comparable period in 1997. 1997 was favorably impacted by $2.7 million in proceeds from the sale of the Company's franchise and wholesale business.

     Financing activities in 1998 provided cash of approximately $4.2 million. This resulted from the previously described loans and notes offset by the repayment of the $688,000 bank line of credit and $500,000 note payable.

     The Company's anticipated sources of working capital are its current cash balance and future cash flows from operation of the All-American SportPark which is scheduled to commence operations in June 1998. The Company has in the past funded a portion of its cash needs through loans from LVDG, however, any future loans from LVDG are likely to be limited. If the proposed merger with LVDG is completed, the current assets and cash flow, if any, of LVDG will be available to help fund the All-American SportPark. The Company does not expect to have any significant capital expenditures other than the development of the SportPark.

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

                                  SAINT ANDREWS GOLF CORPORATION

Date:  May 15, 1998               By:/s/ Ronald Boreta
                                     Ronald Boreta, President and Chief
                                     Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                         -----------------------------
  27.     Financial Data Schedule               Filed herewith electronically