Form 10QSB
period 1998-06-30
SAINT ANDREWS GOLF CORP
filed 1998-08-12
CIK 930245

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 1998




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

                            Yes X             No___


As of August 12, 1998, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                     SAINT ANDREWS GOLF CORPORATION
                               FORM 10-QSB
                                INDEX
                                                              Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets        3

         Unaudited Condensed Consolidated Statements of
         Operations                                             5

         Unaudited Condensed Consolidated Statement of
         Cash Flows                                             7

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                   9

Item 2.  Management's Discussion and Analysis or Plans
         of Operations                                         15

Part II: Other Information

Item 1.  Legal Proceedings                                     18

Item 2.  Changes in Securities                                 18

Item 3.  Defaults Upon Senior Securities                       18

Item 4.  Submission of Matters to a Vote of Security
         Holders                                               18

Item 5.  Other Information                                     18

Item 6.  Exhibits and Reports on Form 8-K                      19

         Signatures                                            20

                  SAINT ANDREWS GOLF CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                              June 30,       December 31,
                                                1998             1997
                                             -----------     -----------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $     2,400     $   130,500
  Accounts receivable                            358,000           9,300
  Inventories                                     66,800            -
  Due from Affiliated Store                        2,000          69,100
  Due from officer                                 3,000           3,000
  Due from related party                            -            565,000
  Prepaid expenses and other                     239,100           2,800
                                             -----------     -----------
    Total current assets                         671,300         779,700

Leasehold improvements and equipment, net        135,700         140,800

Note receivable - related party                   20,000          20,000

Deposit for land lease                           339,100         433,700

Project development costs                     19,837,800       7,850,100

Other assets                                     116,300          29,300

Net assets of discontinued operations               -          3,250,000
                                             -----------     -----------
                                             $21,120,200     $12,503,600
                                             ===========     ===========


















The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SAINT ANDREWS GOLF CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,       December 31,
                                                1998            1997
                                             -----------     -----------
                                             (Unaudited)
CURRENT LIABILITIES:
  Bank line of credit                        $      -        $   668,400
  Current portion of notes payable             5,000,000         500,000
  Current portion of obligations under
    capital leases                                 7,100           7,100
  Accounts payable and accrued expenses        4,976,000       1,204,800
  Due to Affiliated Store                        572,800          12,200
  Due to related entities                        888,700         371,100
                                             -----------     -----------
    Total current liabilities                 11,444,600       2,763,600
                                             -----------     -----------
Note payable to shareholder                    1,250,000         600,000
                                             -----------     -----------
Obligation under capital leases, net
  of current portion                              22,500          26,000
                                             -----------     -----------
Deferred income                                  564,100         516,700
                                             -----------     -----------
MINORITY INTEREST                                   -            650,000
                                             -----------     -----------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                      -               -
 Series A Convertible Preferred Stock, $1
   par value, 500,000 shares authorized and
   outstanding at June 30, 1998 and
   December 31, 1997                           4,740,000       4,740,000
 Options issued in connection with Series A
   Convertible Preferred Stock to purchase
   250,000 shares of Common stock                260,000         260,000
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,000,000 shares
   issued and outstanding at June 30, 1998
   and December 31, 1997                           3,000           3,000
  Additional paid-in-capital                   3,333,300       3,333,300
  Common stock purchase warrants, Class A,
   1,000,000 warrants authorized and out-
   standing at June 30, 1998 and December 31,
   1997                                          187,500         187,500
  Accumulated deficit                           (684,800)       (576,500)
                                             -----------     -----------
     Total shareholders' equity                7,839,000       7,947,300
                                             -----------     -----------
Total Liabilities and Shareholder's Equity   $21,120,200     $12,503,600
                                             ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
                             UNAUDITED CONDENSED
                           STATEMENTS OF OPERATIONS

                                               For the Three Months
                                                  Ended June 30,
                                             1998                1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Royalties                               $     6,300        $     6,000
  Other                                        13,100               -
                                          -----------        -----------
    Total revenues                             19,400              6,000
                                          -----------        -----------

OPERATING EXPENSES:
  Selling, general and administrative         970,200            227,000
  SportPark development costs                    -                75,000
                                          -----------        -----------
    Total operating expenses                  970,200            302,000

INTEREST EXPENSE (INCOME), net                   -               (95,000)
                                          -----------        -----------

LOSS FROM CONTINUING OPERATIONS              (950,800)          (201,000)

DISCONTINUED OPERATIONS:
  Loss from operations of
    All-American Golf, LLC, net of
     minority interest share of $22,000       (87,500)              -
  Gain on disposal of investment in
    All-American Golf, LLC                  1,638,900               -
  Gain on disposal of franchise operations
    (less applicable income taxes of
    $450,000)                                    -               113,000
                                          -----------        -----------
NET INCOME (LOSS)                         $   600,600        $   (88,000)
                                          ===========        ===========


EARNINGS PER SHARE:
  Basic and Diluted earnings (loss)
    from continuing operations           $      (.32)        $      (.07)
  Basic and Diluted earnings (loss)
    from net income (loss)               $       .20         $      (.03)










The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SAINT ANDREWS GOLF CORPORATION
                             UNAUDITED CONDENSED
                           STATEMENTS OF OPERATIONS

                                               For the Six Months
                                                  Ended June 30,
                                             1998                1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Royalties                               $    12,500        $    12,000
  Other                                        18,000              4,000
                                          -----------        -----------
    Total revenues                             30,500             16,000
                                          -----------        -----------

OPERATING EXPENSES:
  Selling, general and administrative       1,472,500            350,000
  SportPark development costs                    -               152,000
                                          -----------        -----------
    Total operating expenses                1,472,500            502,000

INTEREST EXPENSE (INCOME), net                   -              (163,000)
                                          -----------        -----------

LOSS FROM CONTINUING OPERATIONS            (1,442,000)          (323,000)

DISCONTINUED OPERATIONS:
  Loss from operations of
    All-American Golf, LLC, net of
     minority interest share of $76,000      (305,200)              -
  Loss from operations of discontinued
    franchise operations                         -               (41,000)
  Gain on disposal of investment in
    All-American Golf, LLC                  1,638,900               -
  Gain on disposal of franchise operations
    (less applicable income taxes of
    $450,000)                                    -             2,162,000
                                          -----------        -----------
NET INCOME (LOSS)                         $  (108,300)       $ 1,798,000
                                          ===========        ===========


EARNINGS PER SHARE:
  Basic and Diluted earnings (loss)
    from continuing operations            $     (.48)        $     (.11)
  Basic and Diluted earnings (loss)
    from net income (loss)                      (.04)               .60








The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SAINT ANDREWS GOLF CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENT OF CASH FLOWS

                                               For the Six Months
                                                  Ended June 30,
                                              1998              1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $  (108,300)       $ 1,798,000

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization            102,400              4,000
     Gain on sale of franchise
      operations                                 -            (2,612,000)
     Gain on sale of investment in the
      Callaway Golf Center                 (1,638,900)              -
  Increase (decrease) in:
    Account receivable                       (348,700)           436,000
    Inventories                               (66,800)              -
    Prepaid expenses and other assets        (323,300)            (7,000)
    Accounts payable and accrued expenses   3,760,100          1,252,000
    Increase (decrease) in deferred income     47,400            (75,000)
    Increase in other payables                   -               321,000
    Increase in income tax payable               -               225,000
                                          -----------        -----------
Net cash provided by operating
  activities                                1,423,900          1,342,000
                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs               (11,987,700)        (5,747,000)
  Purchases of leasehold improvements
   and equipment                               (2,700)           (14,000)
  Proceeds from sale of franchise
   operations                                    -             2,801,000
  Proceeds from sale of
   All-American Golf, LLC                   1,250,000               -
                                          -----------        ------------
Net cash used in investing activities     (10,740,400)        (2,960,000)
                                          -----------        ------------

                       SAINT ANDREWS GOLF CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS

                                                For the Six Months
                                                  Ended June 30,
                                              1998              1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Increase) decrease to amounts due
    to/from Affiliate Store and
    Related Entities                        1,710,300               -
  Payments on bank line of credit            (668,400)              -
  Proceeds from notes payable               7,500,000               -
  Proceeds from note payable to
    shareholder                             1,050,000          1,312,000
  Payments on note payable to shareholder    (400,000)              -
  Payments on capital lease obligations        (3,500)              -
  Proceeds from minority interest in
    Callaway Golf Center                         -               750,000
                                          -----------        -----------
Net cash provided by financing
  activities                                9,188,400          2,062,000
                                          -----------        -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (128,100)           444,000

CASH AND CASH EQUIVALENTS-
  Beginning of period                         130,500          5,818,000
                                          -----------        -----------
CASH AND CASH EQUIVALENTS - End of
  period                                  $     2,400        $ 6,262,000
                                          ===========        ===========


                                          For the Six Months Ended June 30,
                                              1998               1997
                                          -----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash payments made for interest           $   87,715         $       -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Forgiveness of note payable               $3,000,000         $       -







The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SAINT ANDREWS GOLF CORPORATION AND SUBSIDIARY
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS

1.  CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Saint Andrews Golf Corporation ("SAGC"), consolidated with its subsidiary, All-American SportPark Inc., a Nevada corporation, and its subsidiary All-American Golf, LLC, a California limited liability Company, through the date of its disposition (See Note 2) (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the three and six months ended June 30, 1998 and 1997, respectively, have been made.

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

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The Company's current operations consist of the development and anticipated operation of sport-oriented theme parks under the name "All-American SportPark". The Company's concept of a sport-oriented theme park consists of a baseball-batting stadium, Go-Kart racing tracks, video arcade, retail, and restaurant facilities.

2.  SALE OF ASSETS AND DISCONTINUED OPERATIONS

On February 26, 1997, SAGC and Las Vegas Discount Golf & Tennis, Inc. ("LVDG") (the majority shareholder of SAGC) completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction whose terms were substantially in accordance with the "Agreement for the Purchase and Sale of Assets". The total consideration received was $5.3 million, of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2.75 million was allocated to SAGC.

This transaction resulted in the disposal of the Company's franchise business, and the assignment of all franchise rights, trade names, and trade marks associated with the business. The agreement also contains certain provisions not to compete in the franchised retail golf equipment business. Accordingly, the sale of all assets, and assumption of liabilities and rights related to these businesses have been presented as "Discontinued Operations" in the accompanying condensed consolidated statement of operations.

During 1997, SAGC and Callaway Golf Company ("Callaway") formed All-American Golf LLC, to construct, manage and operate the "Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. SAGC contributed the value of expenses incurred relating to the design and construction of the golf center plus cash in the combined amount of $3 million for 80% of the membership units. Callaway contributed equity capital of $750,000 for the remaining 20% of the membership units and loaned the LLC $5.25 million (the "Callaway loan").

The Callaway loan bears interest at a rate of 10% per annum with monthly interest payments commencing 60 days after the opening of the golf center on October 1, 1997. All-American Golf was unable to make the scheduled interest payments for 1997 and 1998. Accordingly, on March 18, 1998, All-American Golf entered into a forbearance agreement with Callaway which cured the default and established terms to repay the amounts in arrears.

On May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts loaned to the Company in March 1998 by Callaway, and related accrued interest thereon. Of the consideration, $500,000 was withheld by Callaway until it has secured all rights necessary to operate the Callaway Golf Center of which $250,000 was collected by June 30, 1998. In connection with the sale of its membership units, SAGC resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provides for a buy back option which enables the Company it to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company.

Results of operations of All-American Golf through its disposal date have been presented as Discontinued Operations in the unaudited condensed consolidated statements of operations and were as follows for the three and six months ended June 30, 1998:
                                      Three months            Six months
                                   Ended June 30, 1998    Ended June 30, 1998
                                   -------------------    -------------------
     Revenues                          $ 500,000               $  724,900
                                       ---------               ----------
     Expenses:
      Cost of revenue                    501,000                  716,400
      Depreciation and amortization      113,000                  169,300
      Amortization of preopening costs    23,000                   32,800
      Interest expense                   135,000                  187,900
                                       ---------               ----------
         Total expenses                  772,000                1,106,400
                                       ---------               ----------
     Net loss before minority
       interest                         (272,000)                (381,500)
     Minority interest in net loss        54,000                   76,300
                                       ---------               ----------
      Net loss                          (218,000)              $ (305,200)
                                       =========               ==========

Assets and liabilities of All-American Golf consisted of the following on December 31, 1997:

      CURRENT ASSETS:
      Cash and cash equivalents                    $   45,500

      Accounts receivable, net                         57,800
      Due from Affiliated Store                        33,500
      Prepaid expenses and other                       27,900
      Preopening costs                                 99,900
                                                   ----------
         Total current assets                         264,600
         Leasehold improvements and equipment,
           net                                      9,840,700
                                                  -----------
             Total assets                          10,105,300
                                                  -----------

      CURRENT LIABILITIES:
      Current portion of obligations under
        capital leases                                 65,100
      Accounts payable and accrued expenses           769,100
      Due to Affiliated Store                          21,000
      Due to Related Entities                         564,900
                                                   ----------
         Total current liabilities                  1,420,100
                                                   ----------

      LONG TERM LIABILITIES:
      Obligation under capital leases, net
       of current portion                             185,200
      Note payable                                  5,250,000
                                                   ----------
         Total long term liabilities                5,435,200
                                                   ----------
         Total liabilities                          6,855,300
                                                   ----------

Net assets of discontinued operations              $3,250,000
                                                   ==========

The Company recorded a gain of $1,638,900 on the disposal of its 80% interest in All-American Golf.

3.  PROPOSED MERGER WITH LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

On January 20, 1998, the officers of SAGC and LVDG executed a merger agreement pursuant to which SAGC would possibly merge with and into LVDG which if it occurred is intended to constitute a tax-free plan of reorganization. As a result, the separate corporate existence of SAGC could cease and LVDG would change its name to All-American SportPark, Inc. to reflect the primary business of the surviving corporation.

At the effective date of the potential merger each share of SAGC's common stock issued and outstanding immediately prior to the effective date (except for shares of SAGC's common stock held by LVDG) are planned to be converted into 2.4 shares of LVDG common stock. Each share of SAGC's Series A Preferred

Stock would be converted into 2.4 shares of LVDG Series B Preferred Stock, and each share of SAGC's common stock held by LVDG immediately prior to the effective date and all rights in respect thereof would be canceled. This could result in the current shareholders of SAGC (other than LVDG) owning approximately 38.2% of the surviving corporation, assuming there are no dissenting shareholders.

At the effective date each option or warrant granted by SAGC to purchase shares of SAGC's common stock which is outstanding and unexercised immediately prior to the effective date would be assumed by LVDG and converted into an option or warrant to purchase shares of LVDG common stock in such number and at such exercise price similar to that previously discussed (2.4 to 1). The exercise price per share of LVDG common stock under the new option or warrant would be equal to the quotient of the exercise price per share of SAGC's common stock under the original option or warrant divided by the exchange ratio.

4.  GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company incurred operating losses of $1,442,000 and $323,000 for the six months ended June 30, 1998 and 1997, respectively. Additionally, as of June 30, 1998 the Company had negative working capital of approximately $10.8 million. The Company has entered into several short-term financing transactions as noted below in order to fund ongoing operating cash requirements as well as the continuing construction of the All-American SportPark. Additionally, the Company sold its golf distribution business to an unrelated third party on February 26, 1997 and realized a gain of $2,162,000 on that sale. The Company also sold its 80% ownership interest in All-American Golf to the Callaway Golf Company on May 5, 1998 and realized a gain on that sale of $1,638,900. Cash proceeds from these transactions increased the Company's working capital which financed operations and were invested in the All-American SportPark.

On January 26, April 2, April 23, May 28, and June 12, 1998 the Company's chairman and majority shareholder loaned SAGC $200,000, $400,000, $200,000, $150,000 and $100,000 respectively. The loans are due in 2001 and bear interest at a rate of 10% per annum.

On February 5, 1998 and May 14, 1998 SAGC secured a $5.0 million short-term bank loan bearing interest at a rate of 10% per annum. This loan requires interest only payments, which commenced on March 10, 1998, with the full loan plus all unpaid interest due August 10, 1998. The Company is in on-going discussions with the bank to extend the due date and increase the loan amount.

On May 7, 1998, the Company received a Bridge Mortgage Loan Commitment Letter (the "Commitment Letter") from First Connecticut Consulting Group, Inc. (the "Lender") pursuant to which the Lender would loan up to $18 million to the Company for one year. The loan would bear interest at the rate of 12% per annum and be secured by a first mortgage on all the All-American SportPark in Las Vegas and regard a commitment fee of $180,000. On June 9, 1998, the Company was informed by the Lender that they were unable to meet their stated commitment. The Company is currently evaluating its options for obtaining a refund of the commitment fee and other expenses paid to First Connecticut Consulting Group, Inc. as well as recovery of damages to the Company.

The Company's continuation as a going concern is dependent upon its ability to generate positive cash flows and to obtain additional financing or refinancing which will be required in order to complete the All-American SportPark. The Company currently has not secured sufficient financing to complete construction of the SportPark portion of the Las Vegas facility. The Company expects to receive the balance of the financing from a combination of sources including outside equity and/or debt investors, sponsorship fees and bank financing. There is no assurance that financing will be obtained from any of these sources. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

5.  EARNINGS PER SHARE AND STOCK OPTIONS

Basic loss per share from continuing operations and basic net income (loss) per share for the three and six months ended June 30, 1998 and 1997, are computed by dividing the loss from continuing operations and net income
(loss), by the weighted average number of shares of common stock outstanding during the respective periods presented. As required by generally accepted accounting principles, and because the Company has incurred losses from continuing operations for all periods presented, no effect has been given for the effects of potentially issuable dilutive securities. Accordingly, diluted loss per share from continuing operations and diluted net income (loss) per share is equal to basic loss per share from continuing operations and basic net income (loss) per share, respectively, for all periods presented. The weighted average number of shares of common stock outstanding used in the earnings per share calculation for all periods presented is 3,000,000 shares.

6.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with LVDG and subsidiaries ("Related Entities"), the chairman and principal shareholder of LVDG, and the retail store owned by the Chairman of LVDG (the "Affiliated Store") prior to February 26, 1997. Because of these relationships, it is possible that the terms of transactions between these parties are not the same as those which would result from transactions among unrelated parties. The Affiliated Store operates in Las Vegas, Nevada and is not a franchise of SAGC. As a result, during the period up to February 26, 1997 prior to the sale of the Company's franchise business, this store paid no royalties to SAGC but purchased merchandise at the same cost as SAGC. During that period, the Affiliated Store also benefited from the SAGC's activities, including any local and national advertising conducted by the SAGC.

7.  PROJECT DEVELOPMENT COSTS

SAGC is currently engaged in the final phase of construction related to the All-American SportPark. The All-American SportPark in Las Vegas, Nevada is currently under construction and is expected to be completed in August 1998 if the Company is able to secure the necessary financing to complete the construction. Capitalized project development costs represent the continuing construction costs of the All-American SportPark and totaled approximately $19,837,800 as of June 30, 1998. These costs consist primarily of $17,506,300 in buildings and land improvements, $2,115,800 in furniture and equipment and $215,700 in capitalized interest costs during construction. Additional costs relating to the project have been expensed and include a loan deposit of $339,000 and $784,000 in pre-opening costs.

8.  LEASES

SAGC's lease for approximately 23 acres of undeveloped land on which the All-American SportPark is being constructed became effective on February 1, 1998. The base rental on the lease is $18,910 per month and contains contingent rentals based on a percentage of gross revenues in the park. The lease term is 15 years with two five-year renewal options.

9.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees which require the payment of fixed and incentive based compensation.

In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States. The Company has made the required license payments for 1995, 1996 and 1997. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the revenue from the batting cages. The Company's right to exclusively use MLB logos and other marks at its baseball-batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, SAGC entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, provide for an annual fee.

SAGC has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California. In January 1997, SAGC entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi would receive certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments beginning when the SportPark opens. SAGC received $250,000 as the first payment on this contract on December 31, 1997. The remaining amounts are due annually over a four year period starting with the commencement of operations of the All-American SportPark. The rights granted to Pepsi are to include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in the SportPark, and that Pepsi would have the right to name the multipurpose arena the AllSport Arena. In addition, Pepsi will provide the equipment needed to dispense its products at the SportPark. The agreement with Pepsi will provide that SAGC and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides Sportservice with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All-American SportPark, including the Callaway Golf Center, during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Sportservice is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. The agreement also provides Sportservice with a right of first refusal for future parks to be built by SAGC in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets do not exceed the estimate of $3.85 million. The agreement has a number of other terms and conditions including a requirement that SAGC and the LLC must develop and construct the SportPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. The Company must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

These forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company, and which could significantly affect anticipated future results, both short-term and long-term. As a result, actual results may differ, in some cases materially, from those anticipated or contemplated by forward-looking statements in this Report. In addition to the cautionary statements included in this section and elsewhere throughout this Report, attention is directed to the cautionary statements included in the Company's other publicly available reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The Company's continuing operations consist solely of the development and operation of sport-oriented theme parks under the name "All-American SportPark".

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES. Other revenues of $13,100 in 1998 represents primarily prior years' sale & use tax refund.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses relating to continuing operations consist principally of Company administrative payroll, All-American SportPark payroll, financing costs, office rent, professional fees and other corporate costs. The $743,200 increase in 1998 from 1997 is attributable to costs relating to increased staffing levels at the All-American SportPark and legal and financing costs associated with obtaining financing for the completion of the All-American SportPark, which were paid by the Company.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES. Other revenues increased by $16,000 in 1998 from 1997 due primarily to a refund of prior year sale and use tax refund.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses relating to continuing operations consist principally of Company administrative payroll, All-American SportPark payroll, financing costs, office rent, professional fees and other corporate costs. The $1,122,500 increase in 1998 from 1997 is attributable to costs relating to increased staffing levels at the All-American SportPark and legal and financing costs associated with obtaining financing for the completion of the All-American SportPark, which were paid by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had negative working capital of approximately $10.8 million as compared to a negative working capital of approximately $2.0 million at December 31, 1997, a deficit increase of approximately $8.8 million. This increase primarily resulted from the financing of construction costs of the All-American SportPark, which were funded primarily with short term loans including a bank loan of $5 million, $1.05 million in notes to the Company's chairman and majority shareholder, and borrowings of $3 million that were forgiven when the Company sold its interest in the Callaway Golf Center, and proceeds from the sale of $1.5 million of which $250,000 is receivable as of June 30, 1998. Accounts payable and accrued expenses increased approximately $3.8 million primarily representing outstanding balances related to the on-going construction of the All-American SportPark.

Capital expenditures for the remainder of 1998, which relate predominantly to construction of the All-American SportPark complex, are expected to be approximately $3.0 million.

The Company currently has not secured long-term financing for the construction of the sports entertainment complex portion of the SportPark. The Company has been holding discussions with a number of potential corporate sponsors who have expressed an interest in participating in the SportPark, and management expects that corporate sponsors will contribute a portion of the financing needed. The Company expects to receive the balance of the financing from a combination of sources, including outside equity and/or debt investors and bank financing. The Company has been holding discussions with a number of potential financial sources concerning long term financing although no formal commitments have yet been received. There is no assurance that required financing will be obtained from any of these sources. Until long term financing can be obtained the Company will continue to fund its construction and operations with short term sources of funds. As previously discussed, during the first six months in 1998 the Company secured $5 million in short-term loans at an interest rate of 10% per annum from its bank. Additionally, on March 19, 1998, the Company obtained a $3 million short-term loan bearing interest at a rate of 10% per annum from Callaway Golf Company. This loan was forgiven as part of the May 1998 sale of the Company's 80% membership interest in All-American Golf LLC to Callaway. During the first six months of 1998, the Company also borrowed an additional $1,050,000 from the Company's chairman, of which $400,000 has been paid as of June 30, 1998. The Company has used the proceeds from these loans and cash flow from the sale of the Callaway Golf Center towards completing the construction of the All-American SportPark and repayment of other outstanding indebtedness of the Company.

During the six months ended June 30, 1998, operating activities provided approximately $1.4 million in cash in comparison to approximately $1.3 million provided in 1997.

Cash used in investing activities totaled approximately $10.7 million during the six months ended June 30, 1998 as the Company continued construction of the All-American SportPark. The investment in the SportPark totaled $5.7 million during the comparable period in 1997. 1998 proceeds from investing activities includes $1.25 million from the sale of All-American Golf. 1997 proceeds for investing activities includes $2.8 million in proceeds from the sale of the Company's franchise and wholesale business.

Financing activities in 1998 provided cash of approximately $9.2 million. This resulted from the previously described loans and notes and proceeds from the sale of the Callaway Golf Center offset by the repayment of the $688,000 bank line of credit and $400,000 note payable.

The Company's anticipated sources of working capital are its current cash balance and future cash flows from operation of the All-American SportPark which is scheduled to commence operations in August 1998 provided additional funds are received to complete construction of the complex. The Company has in the past funded a portion of its cash needs through loans from LVDG, however, any future loans from LVDG are likely to be limited. If the proposed merger with LVDG is completed, the current assets and cash flow, if any, of LVDG will be available to help fund the All-American SportPark. The Company does not expect to have any significant capital expenditures other than the development of the SportPark.

DISCONTINUED OPERATIONS

On February 26, 1997, the Company and LVDG sold certain assets and transferred certain liabilities to an unrelated buyer. The total consideration received was approximately $5.3 million of which approximately $2.75 million was allocated to the Company. Specifically, the Company sold all of its interest in its franchise business, including its rights under agreements with franchisees, the right to franchise such stores and the rights to related trademarks. The buyer also assumed certain trade payables of the Company and

LVDG. The sale of all assets, liabilities and rights related to the franchise and wholesale businesses have been presented as "Discontinued Operations" in the accompanying condensed consolidated statements of operations.

During 1997, SAGC and Callaway Golf Company ("Callaway") formed All-American Golf LLC, a California limited liability company to construct, manage and operate the "Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. SAGC contributed the value of expenses incurred relating to the design and construction of the golf center plus cash in the combined amount of $3 million for 80% of the membership units. Callaway contributed equity capital of $750,000 and loaned the LLC $5.25 million for the remaining 20% of the membership units the "Callaway loan".

The Callaway loan bears interest at a rate of 10 percent per annum with monthly interest payments commencing 60 days after the opening of the golf center (which occurred on October 1, 1997). All-American Golf was unable to make the interest payments due and, accordingly, on March 18, 1998 entered into a forbearance agreement with Callaway Golf Company which cured the default and established terms to repay the amounts in arrears.

On May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts loaned to the Company in March 1998 by Callaway, and related accrued interest thereon. Of the consideration, $500,000 was with held by Callaway until it has secured all rights necessary to operate the Callaway Golf Center, of which $250,000 was collected by June 30, 1998. In connection with the sale of its membership units SAGC resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provides for a buy back option to the Company which enables it to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company. The Company recorded a gain of $1,638,900 on the disposal of its 80% interest in All-American Golf.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and the Company believes that the year 2000 problem will not be material to the Company.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

EXHIBIT
NUMBER      DESCRIPTION                               LOCATION

10.27       Membership Interest Purchase Agreement    Filed herewith
            dated May 5, 1998, by and among Callaway electronically Golf Company, CGV, Inc., Saint Andrews
            Golf Corporation, et al

10.28       Option Agreement dated May 5, 1998,       Filed herewith
            between CVG, Inc. and Saint Andrews       electronically
            Golf Corporation

27          Financial Data Schedule                   Filed herewith
                                                      electronically

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SAINT ANDREWS GOLF CORPORATION




Date:  August 12, 1998            By:/s/ Ron Boreta
                                     Ron Boreta, President &
                                     Chief Executive Officer

                             EXHIBIT INDEX
EXHIBIT                                            METHOD OF FILING
-------                                            ------------------
10.27    Membership Interest Purchase Agreement    Filed herewith
         dated May 5, 1998, by and among Callaway electronically Golf Company, CGV, Inc., Saint Andrews
         Golf Corporation, et al

10.28    Option Agreement dated May 5, 1998,       Filed herewith
         between CVG, Inc. and Saint Andrews       electronically
         Golf Corporation

27.      Financial Data Schedule                   Filed herewith
                                                   electronically