Form 10QSB
period 1998-09-30
SAINT ANDREWS GOLF CORP
filed 1998-11-16
CIK 930245

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998




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

                            Yes X             No___


As of November 13, 1998, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                     SAINT ANDREWS GOLF CORPORATION
                               FORM 10-QSB
                                INDEX
                                                              Page No.
Part I:  Financial Information

Item 1.  Financial Information:

         Unaudited Condensed Consolidated Balance Sheets        3

         Unaudited Condensed Consolidated Statements of
         Operations                                             5

         Unaudited Condensed Consolidated Statement of
         Cash Flows                                             7

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                   9

Item 2.  Management's Discussion and Analysis or Plans
         of Operations                                         16



Part II: Other Information

Item 1.  Legal Proceedings                                     20

Item 2.  Changes in Securities                                 20

Item 3.  Defaults Upon Senior Securities                       20

Item 4.  Submission of Matters to a Vote of Security
         Holders                                               20

Item 5.  Other Information                                     20

Item 6.  Exhibits and Reports on Form 8-K                      20

         Signatures                                            21

                  SAINT ANDREWS GOLF CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                             September 30,     December 31,
                                                 1998              1997
                                             -----------       -----------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $    43,700       $  130,500
  Accounts receivable                          2,466,000            9,300
  Inventories                                    111,700             -
  Due from Affiliated Store                       14,500           69,100
  Due from officer                                  -               3,000
  Due from related party                            -             565,000
  Prepaid expenses and other                     106,900            2,800
                                             -----------      -----------
    Total current assets                       2,742,800          779,700

Leasehold improvements and equipment, net        135,000          140,800

Note receivable - related party                   20,000           20,000

Deposit for land lease                           282,400          433,700

Project development costs                     22,886,800        7,850,100

Other assets                                      60,700           29,300

Net assets of discontinued operations               -           3,250,000
                                             -----------      -----------
Total assets                                 $26,127,700      $12,503,600
                                             ===========      ===========




















The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SAINT ANDREWS GOLF CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,   December 31,
                                                 1998            1997
                                              -----------     -----------
                                              (Unaudited)
CURRENT LIABILITIES:
  Bank line of credit                        $       -        $   668,400
  Current portion of notes payable                420,000         500,000
  Current portion of obligations under
    capital leases                                  7,100           7,100
  Accounts payable and accrued expenses         1,960,400       1,204,800
  Due to Affiliated Store                          15,200          12,200
  Due to related entities                         994,900         371,100
                                              -----------     -----------
    Total current liabilities                   3,397,600       2,763,600
                                              -----------     -----------
Note payable to shareholder
 and related entities                           1,968,700         600,000

Long-term portion of notes payable             13,080,000           -

Obligation under capital leases, net
  of current portion                               20,800          26,000

Deferred income                                   519,200         516,700

Minority Interest                                    -            650,000

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                       -               -
 Series A Convertible Preferred Stock, $1
   par value, 500,000 shares authorized and
   outstanding at September 30, 1998 and
   December 31, 1997                            4,740,000       4,740,000
 Options issued in connection with Series A
   Convertible Preferred Stock to purchase
   250,000 shares of Common stock                 260,000         260,000
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,000,000 shares
   issued and outstanding at September 30, 1998
   and December 31, 1997                            3,000           3,000
  Additional paid-in-capital                    3,333,300       3,333,300
  Common stock purchase warrants, Class A,
   1,000,000 warrants authorized and outstanding
   at September 30, 1998 and December 31, 1997    187,500         187,500
  Accumulated deficit                          (1,382,400)       (576,500)
                                              -----------     -----------
     Total shareholders' equity                 7,141,400       7,947,300
                                              -----------     -----------
Total Liabilities and Shareholders' Equity    $26,127,700     $12,503,600
                                              ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SAINT ANDREWS GOLF CORPORATION
                     UNAUDITED CONDENSED CONSOLIDATED
                         STATEMENTS OF OPERATIONS

                                               For the Three Months
                                                Ended September 30,
                                             1998                1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Royalties                               $     6,300        $     6,000
  Other                                           200              1,000
                                          -----------        -----------
    Total revenues                              6,500              7,000
                                          -----------        -----------

OPERATING EXPENSES:
  Selling, general and administrative         685,100            177,000
  SportPark development cost                     -                  -
                                          -----------        -----------
    Total operating expenses                  685,100            177,000

INTEREST EXPENSE (INCOME), net                 19,000            (45,000)
                                          -----------        -----------

LOSS FROM CONTINUING OPERATIONS              (697,600)          (125,000)


NET INCOME (LOSS)                            (697,600)       $  (125,000)
                                          ===========        ===========


EARNINGS PER SHARE:
  Basic and Diluted earnings (loss)
    from continuing operations
    and net income                        $     (.23)        $     (.04)



















The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SAINT ANDREWS GOLF CORPORATION
                     UNAUDITED CONDENSED CONSOLIDATED
                        STATEMENTS OF OPERATIONS

                                               For the Nine Months
                                               Ended September 30,
                                             1998                1997
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
REVENUES:
  Royalties                                    18,800             18,000
  Other                                        18,200              5,000
                                          -----------        -----------
    Total revenues                             37,000             23,000
                                          -----------        -----------

OPERATING EXPENSES:
  Selling, general and administrative       2,157,600            527,000
  SportPark development costs                    -               152,000
                                          -----------        -----------
    Total operating expenses                2,157,600            679,000

INTEREST EXPENSE (INCOME), net                 19,000           (208,000)
                                          -----------        -----------

LOSS FROM CONTINUING OPERATIONS            (2,139,600)          (448,000)

DISCONTINUED OPERATIONS:
  Loss from operations of
    All-American Golf, LLC, net of
    minority interest share of $76,000      (305,200)              -
  Loss from operations of discontinued
    franchise operations                         -              (41,000)
  Gain on disposal of investment in
    All-American Golf, LLC                  1,638,900              -
  Gain on disposal of franchise operations
    (less applicable income taxes of
    $450,000)                                    -             2,162,000
                                          -----------        -----------
    Total discontinued operations           1,333,700          2,121,000
                                          -----------        -----------
NET INCOME (LOSS)                          $ (805,900)       $ 1,673,000
                                          ===========        ===========


EARNINGS PER SHARE:
  Basic and Diluted earnings (loss)
    from continuing operations             $     (.71)       $      (.15)
  Basic and Diluted earnings from
    discontinued operations                       .44                .71
  Basic and Diluted earnings (loss)
    from net income (loss)                       (.27)               .70





The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SAINT ANDREWS GOLF CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS

                                                For the Nine Months
                                                Ended September 30,
                                              1998            1997
                                          ------------       ------------
                                           (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $  (805,900)       $ 1,673,000

  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization            163,300              6,000
     Gain on sale of franchise
      operations                                 -            (2,612,000)
     Gain on sale of investment in the
      Callaway Golf Center                 (1,638,900)              -
  Increase (decrease) in:
    Account receivable                     (2,456,700)           271,000
    Other receivables                            -               443,000
    Inventories                              (111,700)              -
    Prepaid expenses and other assets        (135,500)             4,000
    Pre-opening expenses                         -              (386,000)
    Accounts payable and accrued expenses     755,600            478,000
    Due from officers                           3,000               -
    Increase (decrease) in deferred income      2,500            (71,000)
    Increase in income tax payable               -               113,000
                                          -----------        -----------
Net cash used by operating
  activities                               (4,224,300)           (81,000)
                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs               (15,036,700)       (11,554,000)
  Purchases of leasehold improvements
   and equipment                              (17,600)          (136,000)
  Proceeds from sale of franchise
   operations                                    -             2,688,000
  Proceeds from sale of
   All-American Golf, LLC                   1,250,000               -
                                          -----------        ------------
Net cash used in investing activities     (13,804,300)        (9,002,000)
                                          -----------        ------------











The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SAINT ANDREWS GOLF CORPORATION
                    UNAUDITED CONDENSED CONSOLIDATED
                        STATEMENT OF CASH FLOWS
                              (CONTINUED)

                                                  For the Nine Months
                                                  Ended September 30,
                                                1998              1997
                                            -----------        -----------
                                            (Unaudited)        (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Increase) decrease to amounts due
    to/from Affiliate Store and
    Related Entities                          1,246,400              -
  Payments on bank line of credit              (668,400)             -
  Proceeds from notes payable                16,500,000         3,938,000
  Payments on note payable                     (500,000)             -
  Proceeds from note payable to
    shareholder                               1,050,000              -
  Payments on note payable to shareholder      (400,000)             -
  Proceeds from notes payable to related ent.   805,000              -
  Payments on notes payable to related ent.     (86,000)             -
  Payments on capital lease obligations          (5,200)             -
  Proceeds from minority interest in
    Callaway Golf Center                           -              750,000
                                            -----------      ------------
Net cash provided by financing activities    17,941,800         4,688,000
                                            -----------      ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (86,800)       (4,395,000)

CASH AND CASH EQUIVALENTS-
  Beginning of period                           130,500         5,818,000
                                            -----------       -----------
CASH AND CASH EQUIVALENTS - End of period   $    43,700       $ 1,423,000
                                            ===========       ===========


                                         For the nine Months Ended Sept. 30,
                                               1998               1997
                                            -----------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash payments made for interest             $   262,898       $      -


SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Forgiveness of note payable                 $ 3,000,000       $      -






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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the three and nine months ended September 30, 1998 and 1997, respectively, have been made.

Certain reclassifications have been made to previously reported amounts to conform them to current classifications.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The Company's current operations consist of the development and operation of sport-oriented theme parks under the name "All-American SportPark". The sport and entertainment activities are primarily featured in the SportPark's four major attractions: ALL-AMERICAN SPORTPARK PAVILION, MAJOR LEAGUE BASEBALL SLUGGER STADIUM, NASCAR SPEEDPARK AND ALLSPORT ARENA.

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

During 1997, SAGC and Callaway Golf Company ("Callaway") formed All-American Golf, LLC (the "LLC"), to construct, manage and operate the "Callaway Golf Center", a premier golf facility at the site of the All-American SportPark. SAGC contributed the value of expenses incurred relating to the design and construction of the golf center plus cash in the combined amount of $3 million for 80% of the membership units. Callaway contributed equity capital of $750,000 for the remaining 20% of the membership units and loaned the LLC $5.25 million (the "Callaway loan").

The Callaway loan bore interest at a rate of 10% per annum with monthly interest payments commencing 60 days after the opening of the golf center on October 1, 1997. All-American Golf was unable to make the scheduled interest payments for 1997 and 1998. Accordingly, on March 18, 1998, All-American Golf entered into a forbearance agreement with Callaway which cured the default and established terms to repay the amounts in arrears.

On May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts loaned to the Company in March 1998 by Callaway, and related accrued interest thereon. Of the consideration, $500,000 was withheld by Callaway until it has secured all rights necessary to operate the Callaway Golf Center of which all was collected by September 30, 1998. In connection with the sale of its membership units, SAGC resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provides for a buy back option which enables the Company to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company.

Results of operations of All-American Golf through its disposal date have been presented as Discontinued Operations in the unaudited condensed consolidated statements of operations and were as follows for the six months ended June 30, 1998.
                                             Six months
                                          Ended June 30, 1998
                                              ---------
    Revenues                                  $ 724,900
                                              ---------
      Expenses:
      Cost of revenue                           716,400
      Depreciation and amortization             169,300
      Amortization of preopening costs           32,800
      Interest expense                          187,900
                                              ---------
          Total expenses                      1,106,400
                                              ---------
      Net loss before minority interest        (381,500)

      Minority interest in net loss              76,300
                                              ---------
      Net loss                                $(305,200)
                                              =========

Assets and liabilities of All-American Golf consisted of the following on December 31, 1997:

      CURRENT ASSETS:
      Cash and cash equivalents                    $   45,500

      Accounts receivable, net                         57,800
      Due from Affiliated Store                        33,500
      Prepaid expenses and other                       27,900
      Preopening costs                                 99,900
                                                   ----------
            Total current assets                      264,600
            Leasehold improvements and equipment,
              net                                   9,840,700
                                                  -----------
                Total assets                       10,105,300
                                                  -----------

      CURRENT LIABILITIES:
      Current portion of obligations under             65,100
         capital leases
      Accounts payable and accrued expenses           769,100
      Due to Affiliated Store                          21,000
      Due to Related Entities                         564,900
                                                   ----------
            Total current liabilities               1,420,100
                                                   ----------

      LONG TERM LIABILITIES:
      Obligation under capital leases, net            185,200
         of current portion
      Note payable                                  5,250,000
                                                   ----------
            Total long term liabilities             5,435,200
                                                   ----------
            Total liabilities                       6,855,300
                                                   ----------

Net assets of discontinued operations              $3,250,000
                                                   ==========

The Company recorded a gain of $1,638,900 on the disposal of its 80% interest in the LLC.

3.  PROPOSED MERGER WITH LAS VEGAS DISCOUNT GOLF & TENNIS, INC.

On January 20, 1998, the officers of SAGC and LVDG executed a merger agreement pursuant to which SAGC would merge with and into LVDG which, if it occurred, is intended to constitute a tax-free plan of reorganization. As a result, the separate corporate existence of SAGC could cease and LVDG would change its name to All-American SportPark, Inc. to reflect the primary business of the surviving corporation.

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

In October 1998, the proposed merger was canceled.  See "Subsequent Event".

4.  GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements the Company incurred operating losses of $2,139,600 and $448,000 for the nine months ended September 30, 1998 and 1997, respectively. Additionally, as of September 30, 1998 the Company had negative working capital of approximately $654,700. The Company has entered into several short-term financing transactions as noted below in order to fund on-going operating cash requirements as well as the continuing construction of the All-American SportPark. Additionally, the Company sold its golf distribution business to an unrelated third party on February 26, 1997 and realized a gain of $2,162,000 on that sale. The Company also sold its 80% ownership interest in All-American Golf to the Callaway Golf Company on May 5, 1998 and realized a gain on that sale of $1,638,900. Cash proceeds from these transactions increased the Company's working capital which financed operations and were invested in the All-American SportPark.

On January 26, April 2, April 23, May 28, and June 12, 1998 the Company's chairman loaned SAGC $200,000, $400,000, $200,000, $150,000 and $100,000
respectively for a total of $1,050,000. The loans are due in 2001 and bear interest at a rate of 10% per annum. The loan balance from prior year loans from the chairman was $600,000. As of September 30, 1998, loans to related entities totaled $718,700.

On February 5, 1998 and May 14, 1998 SAGC secured a $5.0 million short-term bank loan with Nevada State Bank bearing interest at a rate of 10% per annum. This loan required interest only payments, which commenced on March 10, 1998, with the full loan plus all unpaid interest due August 10, 1998.

On May 7, 1998, the Company received a Bridge Mortgage Loan Commitment Letter (the "Commitment Letter") from First Connecticut Consulting Group, Inc. (the "Lender") pursuant to which the Lender would loan up to $18 million to the Company for one year. The loan would bear interest at the rate of 12% per annum and be secured by a first mortgage on all the All-American SportPark in Las Vegas and required a commitment fee of $180,000. On June 9, 1998, the Company was informed by the Lender that they were unable to meet their stated commitment. The Company is currently evaluating its options for obtaining a refund of the commitment fee and other expenses paid to First Connecticut Consulting Group, Inc. as well as recovery of damages to the Company.

On September 15, 1998 the Company completed a $13,500,000 secured loan with Nevada State Bank in conjunction with a $2,500,000 equity infusion by the Company's parent, Las Vegas Discount Golf & Tennis (See "Subsequent Event"). The loan is for 15 years and bears interest in 1998 of 9.38% for the first year and 4% above LIBOR thereafter. The loan is secured by all the assets of the Company and personal guarantees of the Company President and CEO, and its Chairman. Approximately $2,100,000 of the Accounts Receivable of $2,466,000 at September 30, 1998 was monies owed to the Company by the bank per terms of the loan agreement.

5.  EARNINGS PER SHARE AND STOCK OPTIONS

Basic loss per share from continuing operations, discontinued operations and basic net income (loss) per share for the three and nine months ended September 30, 1998 and 1997, are computed by dividing the loss from continuing operations, the gain on discontinued operations and net income (loss), by the weighted average number of shares of common stock outstanding during the respective periods presented. As required by generally accepted accounting principles, and because the Company has incurred losses from continuing operations for all periods presented, there is no effect of potentially issuable dilutive securities. Accordingly, diluted loss per share from continuing operations, diluted discontinued operations and diluted net income
(loss) per share is equal to basic loss per share from continuing operations, basic discontinued operations and basic net income (loss) per share, respectively, for all periods presented. The weighted average number of shares of common stock outstanding used in the earnings per share calculation for all periods presented is 3,000,000 shares.

6.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with LVDG and subsidiaries ("Related Entities"), the chairman and principal shareholder of LVDG, and the retail store owned by the Chairman of LVDG (the "Affiliated Store") prior to February 26, 1997. Because of these relationships, it is possible that the terms of transactions between these parties are not the same as those which would result from transactions among unrelated parties. The Affiliated Store operates in Las Vegas, Nevada and is not a franchise of SAGC. As a result, during the period up to February 26, 1997 prior to the sale of the Company's franchise business, this store paid no royalties to SAGC but purchased merchandise at the same cost as SAGC. During that period, The Affiliated Store also benefited from the SAGC's activities, including any local and national advertising conducted by the SAGC. In 1997 and 1998 the chairman of the board has lent the company $1,968,700.

7.  PROJECT DEVELOPMENT COSTS

SAGC is currently engaged in the final phase of construction related to the All-American SportPark. The All-American SportPark in Las Vegas, Nevada is currently under construction and is expected to be completed in October 1998 utilizing proceeds from the $13.5 million bank loan and the $2.5 million equity infusion (See "Subsequent Event"). Capitalized project development costs represent the continuing construction costs of the All-American SportPark and totaled approximately $22,886,800 as of September 30, 1998.

These costs consist primarily of $20,052,900 in buildings and land improvements, and $2,225,600 in furniture and equipment and other$608,300 in capitalized interest costs during construction. Additional costs relating to the project have been expensed and include a loan deposit of $339,000, and $784,000 and $1,200,000 of pre-opening development expensed in 1997 and the first nine months of 1998, respectively.

8.  LEASES

SAGC's lease for approximately 23 acres of undeveloped land on which the All-American SportPark is being constructed became effective on February 1, 1998. The base rentals on the lease is $18,910 per month and contains contingent rentals based on a percentage of gross revenues in the park. The lease term is 15 years with two five-year renewal options.

9.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees which require the payment of fixed and incentive based compensation.

In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States. and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, the Company agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, the Company must pay $50,000 during such year. The Company has made the payments required license payments for 1995, 1996 and 1997. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the revenue from the batting cages. of the greater of (I) six and one-quarter percent (6.25%) or (ii) the royalty rate payable by the Company to any other individual or entity for the right to open or operate any attraction or event in the Sports Entertainment Complex. The Company's right to exclusively use MLB logos and other marks at its baseball-batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, SAGC entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement. Under the agreement, he is to receive 1% of the net profits of each SpeedPark and additional fees for recording television and radio spots and making more than six appearances per year. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year provide for an annual fee.

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

In January 1997, SAGC entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi would receive certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments totaling $1,250,000 beginning when the SportPark opens. SAGC received $250,000 as the first payment on this contract on December 31, 1997. The remaining amounts are due annually over a four year period starting with the commencement of operations of the All-American SportPark. The first additional payment of $250,000 is due in November 1998. The rights granted to Pepsi are to include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in the SportPark, and that Pepsi would have the right to name the multipurpose arena the AllSport Arena. In addition, Pepsi will provide the equipment needed to dispense its products at the SportPark. The agreement with Pepsi will provide that SAGC and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides SportService with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All-American SportPark, including the Callaway Golf Center, during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center will be paid to All-American Golf LLC and all other rents will be paid to the Company. SportService is expected to invest approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. The agreement also provides Sportservice with a right of first refusal for future parks to be built by SAGC in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets do not exceed the estimate of $3.85 million. The agreement has a number of other terms and conditions including a requirement that SAGC and the LLC must develop and construct the SportPark in accordance with certain specifications provided to Sportservice, and provide all necessary building structure and shell components. The Company must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

In September 1998, the Company entered into a revenue sharing tenant agreement with NAMCO Cybertainment Inc. to provide arcade, video games and multi-sport simulation attractions. NAMCO is the world's largest operator of video arcades. The lease term is for 6 years commencing on the date of opening of the amusement center.

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

10.  SUBSEQUENT EVENT

On October 19, 1998 the Company's parent Las Vegas Discount Golf and Tennis purchased 250,000 shares of Series B convertible Preferred Stock for $2,500,000 at $10 per share. Simultaneously the Company's parent sold 2,303,290 shares of its common stock to ASI Group, LLC for $2,500,000. ASI is an investment group headed by Andre Agassi and Sunbelt Communications Inc. Through its investment, the Agassi/Sunbelt Group has become a strategic partner with the company and plans to utilize its considerable experience in sports and marketing to assist in the development and expansion of the All-American SportPark program.

In October 1998 the proposed merger was canceled by the Board of Directors of both companies because of significant changes in the capital structure of both companies. These changes included the sale of 2,303,290 shares of common stock of the LVDG, the sale of 250,000 shares of Series B Convertible Preferred Stock for $2,500,000 by the Company to its parent, and the assumption of $13.5 million of secured debt by the Company. The time and expense of obtaining a new independent valuation report and completing the shareholder approval process outweighed the perceived benefits of the merger at this time.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses relating to continuing operations consist principally of Company administrative payroll, All-American SportPark payroll, office rent, professional fees and other corporate costs. The $508,100 increase in 1998 to $685,100 is attributable to $394,500 of pre-opening development costs relating to the All-American SportPark.

INTEREST EXPENSE, NET. Net interest expense in 1998 was $147,900 compared to net interest income of $95,000 in 1997. 1998 net interest expense primarily represents interest expense on the $5.0 million bank loan obtained in 1998 and increase in notes to the Company's chairman and majority shareholder. 1997 net interest income resulted from interest earned on cash balances.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. Other revenues increased by $13,200 in 1998 from 1997 due primarily to a refund of prior year sales and use tax refund.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses relating to continuing operations consist principally of Company administrative payroll, All-American SportPark payroll, financing costs, office rent, professional fees and other corporate costs. The $1,630,600 increase in 1998 is attributable to $1,178,100 of pre-opening development costs relating to the All-American SportPark which were expensed, and higher legal and financing costs associated with obtaining financing for the completion of the All-American SportPark.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998 the Company had negative working capital of $654,800 compared to negative working capital of almost $2.0 million at December 31, 1997 and negative working capital of $10.8 million on June 30, 1998. On September 18, 1998 the Company began to receive proceeds from its $13.5 million bank loan from Nevada State Bank. Monies were mostly employed to: complete the SportPark, (project development costs which increased from $19.8 million on June 30, 1998 to $22.9 million on September 30, 1998), reduce trade payables from approximately $5.0 million to $2.0 million; and to pay off short-term bank loans of $5.0 million and to fund the operating loss.

Total current liabilities of $3.4 million, including $2.0 million of payables are planned to be primarily serviced from current assets of $2.7 million. Current assets includes $2.1 million of monies due from the bank loan.

There are no planned major capital expenditures at the SportPark which opened on a limited basis on October 9, 1998, although there could be minor investments to upgrade current facilities. Any major capital expenditure at the SportPark for the near term would require funding from outside sources.

Since the SportPark is in a start-up mode it is anticipated that it could experience negative cash flow for the remainder of the year. These cash deficiencies are intended to be funded from proceeds of the $2.5 million equity infusion, that occurred October 19, 1998, in addition to various sponsorship fees and key money from tenants which are scheduled, and tax refunds and other adjustments due the Company. In addition a portion of near term obligations due to related and affiliated entities may be partially extended as required.

During the nine months ended September 30, 1998, operating activities used approximately $4.2 million cash in comparison to approximately $81,000 used in the comparable 1997 period.

Cash used in investing activities totaled approximately $13.8 million during the nine months ended September 30, 1998 as the Company continued construction of the All-American SportPark with an investment of approximately $15 million. The investment in the SportPark totaled $11.6 million during the comparable period in 1997. 1998 proceeds from investing activities included $1.25 million from the sale of All-American Golf. 1997 proceeds for investing activities included $2.7 million in proceeds from the sale of the Company's franchise and wholesale business.

Financing activities in 1998 provided cash of approximately $17.9 million. This resulted from the previously described loans and notes, and proceeds from the sale of the Callaway Golf Center, offset by the repayment of the $688,400 bank line of credit and $486,300 note payable.

The Company's anticipated sources of working capital are its current cash balance and future cash flows from operation of the All-American SportPark which commenced operations on October 9, 1998. The Company has in the past funded a portion of its cash needs through loans from LVDG, however, any future loans from LVDG are likely to be limited.

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

On May 5, 1998, SAGC sold its 80% interest in All-American Golf to Callaway in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts loaned to the Company in March 1998 by Callaway, and related accrued interest thereon. Of the consideration, $500,000 was with held by Callaway until it has secured all rights necessary to operate the Callaway Golf Center, of which $250,000 was collected by September 30, 1998. In connection with the sale of its membership units SAGC resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provides for a buy back option to the Company which enables it to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company. The Company recorded a gain of $1,638,900 on the disposal of its 80% interest in All-American Golf.

YEAR 2000 COMPLIANCE

The company's accounting system was updated during the first quarter of 1998 and is year 2000 compliant. The Company's All-American SportPark has a number of computerized systems including a point of sale system. Management has been advised by the vendors of the various systems that they are all year 2000 compliant.

The company may also be vulnerable to the failure of other companies to be year 2000 compliant. The company has just recently commenced its assessment of whether third parties with whom the Company has material relationships are year 2000 compliant. The company is evaluating its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The Company does not have any significant customers. The company intends to initiate formal communications with all of its significant vendors and customers with respect to such persons' year 2000 compliance programs and status in the fourth quarter of 1998 and the first quarter of 1998. The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or suppliers are not prepared for the year 2000, but the Company intends to complete this process by June 30, 1999.

Although the Company expects its internal systems to be year 2000 compliant, the failure of any of its significant vendors or suppliers to correct a material year 2000 problem could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third parties which the Company relies on, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material adverse impact on the Company's results of operations, but the Company believes that with the implementation of its new computer system and completion of its assessment of its vendors and suppliers, the possibility of significant interruptions of normal operations should be reduced.

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

10.28     Option Agreement dated May 5, 1998,           Filed herewith
          between CVG, Inc. and Saint Andrews           electronically
          Golf Corporation

10.29     Term Loan Agreement with Nevada State         Filed herewith
          Bank and Promissory Note                      electronically

27        Financial Data Schedule                       Filed herewith
                                                        electronically


        (b) Reports on Form 8-k. None

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SAINT ANDREWS GOLF CORPORATION




Date:  November 13, 1998            By:/s/ Ron Boreta
                                       Ron Boreta, President &
                                       Chief Executive Officer