Form 10-K
period 1998-12-31
ALL AMERICAN SPORTPARK INC
filed 1999-04-27
CIK 930245

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:  December 31, 1998

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from: _____ to _____

                         Commission File No. 0-024970

                          ALL-AMERICAN SPORTPARK, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                         88-0203976
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

        5325 South Valley View Boulevard, Suite 4, Las Vegas, NV  89118
     --------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE          CLASS A COMMON STOCK PURCHASE WARRANTS
-----------------------------          --------------------------------------
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $1,583,800

As of March 1, 1999, 3,000,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $3,750,000.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                              THE COMPANY

     The Company has developed a concept for family-oriented sports theme parks named "All-American SportPark". The first SportPark was completed on October 9, 1998. Included in this 65 acre SportPark located on the south end of the Las Vegas "Strip" are major attractions which are; the Callaway Golf Center[TM] including a 110 tee driving range, Divine Nine[R] golf course and 20,000 square foot club house; All-American SportPark Pavilion, Major League Baseball Slugger Stadium, NASCAR SpeedPark and All-Sport Arena.

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

     The Company is a Nevada corporation which was incorporated on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to All-American SportPark, Inc. on December 14, 1998. Saint Andrews Golf Corporation changed its name to All-American SportPark, Inc. to more accurately reflect the Company's main line of business activity.

     The Company was acquired by Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a publicly-held company, in February 1988, from Vaso Boreta, who was its sole shareholder. Vaso Boreta presently owns 22.6% of the outstanding stock of LVDG, and serves as its Chairman of the Board, President and CEO. He also serves as the Chairman of the Board of the Company. LVDG presently owns 2,000,000 shares of the Company's common stock, which represents approximately 66.7% of the Company's common stock outstanding. In October 1998, LVDG purchased 250,000 shares of Series B Convertible Preferred Stock of the Company which represents 33% of the Company's preferred stock outstanding.

     On August 12, 1994, the Company effected a 4,000 for 1 stock split of its Common Stock. All financial information and share data in this Report gives the retroactive effect to the stock split.

     In December 1994, the Company completed an initial public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. Two Class A Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $6.50 per share. The net proceeds to the Company from this public offering were approximately $3,684,000. The Class A Warrants expired on March 15, 1999.

     On July 29, 1996, the Company sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of SANYO North America Corporation, for $2,000,000 in cash pursuant to an Investment Agreement between the Company and TOI (the "Agreement"). TOI purchased 300,000 additional shares of Series A Convertible Preferred Stock for an additional $3,000,000 in September and October 1996, pursuant to the Agreement. The Company used the proceeds of these sales to develop its first All-American SportPark in Las Vegas.

     On December 16, 1996, the Company and its majority shareholder, LVDG, entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" to sell all but one of the four retail stores owned by LVDG, all of LVDG's wholesale operations and the entire franchising business of the Company to Las Vegas Golf & Tennis, Inc., an unaffiliated company. On February 26, 1997, the Company and LVDG completed this transaction, and as a result the Company's operations, assets and liabilities now relate solely to the development and operation of "All-American SportParks".

     The total price for the sale of the golf distribution system was $5,354,287 of which $4,600,000 was paid in cash, $264,176 was paid with a short-term unsecured receivable, $200,000 was placed in escrow pending the accounting of inventory and trade payables, $200,000 was placed in escrow for two years to cover potential indemnification obligations, $60,475 was withheld for sales taxes, and $29,635 was withheld for accrued vacation liabilities.
Of the total purchase price, $2,603,787 was allocated to LVDG and $2,750,500 was allocated to the Company.

     In connection with the sale of the above-described assets, LVDG and the Company agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at SportPark Las Vegas and driving range facilities which it may operate. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, the President of LVDG, Ron Boreta, the President of the Company, and John Boreta, a principal shareholder of LVDG, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada.

     During June 1997 the Company and Callaway Golf Company formed All-American Golf LLC, a California limited liability company which was owned 80% by the Company and 20% by Callaway Golf Company, and which owns and operates the Callaway Golf Center[TM] at the Las Vegas All American SportPark. In May 1998, the Company sold its 80% interest in All-American Golf LLC to Callaway Golf Company. (See "BUSINESS -- Feature Attractions.") On December 31, 1998 the Company purchased substantially all the assets of All-American Golf, LLC and is currently 100% owner of the Callaway Golf Center[TM] located on 42 acres of the Las Vegas All-American SportPark.

     On October 19, 1998 the Company sold 250,000 shares of the Series B Convertible Preferred Stock to LVDG for $2,500,000. LVDG had earlier issued 2,303,290 shares of its Common Stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 stock options for Common Stock at an exercise price of $1.8392 per share through October 19, 2008. ASI is a Nevada limited liability investment company whose members include Andre Agassi, a professional tennis player and Sunbelt Communications Company which is engaged in the broadcasting business including the NBC affiliate in Las Vegas.

     The Company's offices are located at 5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada 89118. In the first half of 1999, the Company anticipates moving to 6730 Las Vegas Boulevard South, Las Vegas, Nevada 89119. Its telephone number is (702) 798-7777.

     On January 20, 1998, the officers of the Company and LVDG executed a merger agreement pursuant to which the Company would merge with and into LVDG. As a result, the separate corporate existence of the Company would cease and
LVDG would continue as the surviving corporation  of the merger.   In November
1998 the proposed merger was cancelled by the Board of Directors of both companies. Significant changes in capital structure which occurred at both companies would require a new independent valuation report and shareholder approval process which time and expense was deemed not to outweigh the anticipated benefits of the merger at that time.

     On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company developed its first All-American SportPark. The property is located south of the Mandalay Bay Hotel on "The Strip" and borders the new I-215 Loop around the City of Las Vegas.

     On June 20, 1997, the lessor of the 65 acre tract agreed with the Company to cancel the original lease and replace it with two separate leases: one lease with All American Golf, LLC, which covers the 42 acres where the Callaway Golf Center[TM] is located; and the second lease with the Company which covers the 23 acres where the Sports Entertainment Complex is located.

     Both leases are very similar in structure. They are both fifteen-year leases with options to extend for two additional five-year terms. The lease for the Callaway Golf Center[TM] commenced on October 1, 1997 when the golf center opened. The other lease commenced on February 1, 1998.

                           BUSINESS OF THE COMPANY

ALL-AMERICAN SPORTPARK, INC.

     In 1998 the Company completed major financing to enable it to complete construction and open the full All-American SportPark. It borrowed $13.5 million from Nevada State Bank in September 1998, concurrent with a $2.5 million purchase of Series B Preferred Stock by its parent, LVDG, in October 1998. In December 31, 1998, the Company reacquired the Callaway Golf Center[TM] through the issuance of a 10 year $1 million promissory note.

     In April 1997, the Company broke ground on the Callaway Golf Center[TM], and opened it to the public on October 1, 1997. The remainder of the All-American SportPark opened on a limited basis on October 9, 1998.

FEATURE ATTRACTIONS

     CALLAWAY GOLF CENTER[TM]. In June 1997, the Company completed a final agreement with Callaway Golf Company ("Callaway Golf") to form a limited liability company named All American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM]," on approximately forty-two (42) acres of land which is inside the All-American SportPark located on approximately sixty-five (65) acres adjacent to Las Vegas Boulevard in Las Vegas. The Callaway Golf Center[TM] opened to the public on October 1, 1997.

     The Callaway Golf Center[TM] includes a 110-tee driving range in a two-tiered format. The driving range is designed to have the appearance of an actual golf course with ten impact greens and a 1-1/2 acre lake with cascading waterfalls and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the golf center includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the golf center is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system, a retail store, a restaurant and bar, and an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     The LLC was originally owned 80% by the Company and 20% by Callaway Golf. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. The Company contributed the value of expenses incurred by the Company relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC had a ten year term and bore interest at ten percent. The principal was due in 60 equal monthly payments commencing five years after the golf center opened. Additional payments of principal were required under certain conditions if the LLC was making cash distributions to its owners before the loan had been repaid. The loan would also be repaid without penalty at any time.

     The LLC had executed a license agreement with Callaway Golf pursuant to which the LLC licenses the right to use the mark "Callaway Golf Center[TM]" from Callaway Golf for an annual royalty not to exceed $50,000. Pursuant to this agreement, Callaway Golf had the right to terminate the agreement at any time without cause on ninety days prior written notice and with payment of $500,000.

     As a result of the sale of its interest in the LLC, on May 5, 1998, the Company had no ownership of the Callaway Golf Center[TM] until the end of 1998 (as described in the following paragraph), and the Callaway Golf Center[TM] was operated separately from the Sport Park Las Vegas. However, the Company had the option to repurchase the 80% membership interest for a period of two years on essentially the same financial terms that it sold its interest. This transaction was completed in order to improve the Company's financial condition which in turn improved the Company's ability to complete the financing needed for the final construction stage of the SportPark Las Vegas and for the business activities going forward.

     On December 31, 1998 AASP acquired substantially all the assets subject to certain liabilities of All-American LLC which managed and operated the Callaway Golf Center[TM], a premier golf facility adjacent to the Company's All-American SportPark in Las Vegas, Nevada. Under terms of the asset purchase agreement, the consideration paid by the Company consisted of payment to Active Media Services $1,000,000 in the form of a $1,000,000 promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to Callaway Golf.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium is a full size replica of a major league ballpark for batting and baseball training.
The Company has been granted a license from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, the Company also has the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium is a nostalgic formatted batting stadium which attempts to duplicate a major league experience for its patrons. Unlike batting cages which are the normal industry standard, the Company's design is a full size stadium that replicates many of the features of a modern baseball stadium. There are 16 batter boxes and 16 on-deck circles. Batters have the option of hitting hard or softballs delivered at three different speeds. Outfield wall replicas of Fenway Park's "Green Monster" Wall, Baltimore's Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball Park in Arlington, Texas are designed to challenge batters to hit the balls out of the park. Completing the Major League experience is authentic turnstiles, classic ballpark food and beverage concessions, and baseball memorabilia. In the advanced planning stage are a planned electronic scoreboard and specially designed sound systems that provide typical baseball sounds including proprietary designed umpire calls of balls and strikes. See "Agreement with Major League Baseball" below.

     NASCAR SPEEDPARK. The Company has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California. The agreement provides that the exclusive rights to Las Vegas are subject to the condition that the Las Vegas SpeedPark is opened by March 1, 1998, and that the exclusive rights to Southern California are subject to the condition that the Southern California SpeedPark is opened by March 1, 1999. Under the terms of the agreement, if the Company opened the Las Vegas site by March 1, 1998, the license for that site would continue until December 31, 2003, and if the Company opened the Southern California site by March 1, 1999, the license for that site would continue until December 31, 2003. NASCAR has verbally agreed to extend both deadlines for the Las Vegas SportPark. The Company is planning to meet with NASCAR in early 1999 to renegotiate its entire agreement with NASCAR.

     As consideration for the license, the Company has agreed to pay a fee of $25,000 plus $25,000 for each new SpeedPark opened after the first SpeedPark. In addition, the Company has agreed to pay NASCAR a royalty of each SpeedPark's revenue from racing activities plus a royalty on revenues received from sponsors and promoters of SpeedPark activities.

     The SpeedPark includes three tracks to accommodate three styles of racing: family, adult and junior tracks. The family go-kart track is a 1,200 linear foot road course for five horsepower go-karts designed for families and children 10 and up, and the other track is a 2,200-foot road course track for eighteen horsepower NASCAR-style go-karts designed for youths and adults 16 years and older. The SpeedParks are comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, the NASCAR Jr. Track, the Tailgater's Dining Circle and the NASCAR Retail Trackside Trailer Merchandising Experience. Scale model, near emissions-free, gas-powered, stock cars complete with sponsorship graphics and signage, will compete on the three tracks. The cars are various scale versions of NASCAR replicas, and replicas of Track Stock Cars that fit each of the three tracks.

     In May 1996, the Company entered into an agreement with Jeff Gordon, the 1997 and 1998 NASCAR Winston Cup Champion, 1998 and 1999 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. According to the original agreement, Mr. Gordon was paid $25,000 for his services during 1996, and is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the Las Vegas SportPark and to set his base fee at $25,000 per year.

     ALL-AMERICAN SPORTPARK PAVILION. The 100,000 square foot Pavilion includes a multi-purpose sports arena (the "Allsport Arena"), speciality retail areas, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service and other Company and tenant operated sports activities including the "Boston Garden Experience" Restaurant & Bar, Putting Experience, Time Out Arcade[TM], Rockreation[TM] Sport Climbing Wall, Field of Dreams[TM] Gift Shop and All-American SportPark Logo Shop[TM]. Other attractions are planned.

     ALLSPORT ARENA. This space can be used to accommodate indoor professional beach volleyball tournaments, professional roller hockey exhibition games, basketball tournaments, tennis matches, cultural and civic special events, and annual super bowl parties which coincide with internationally broadcasted major sporting events, music and entertainment events. It includes a giant video display and movable seating which is adaptable for 1,500 to 3,000 people to view an event. When the arena is not in use for a scheduled event, it accommodates the core business use for in-line skaters who are able to skate to an entertaining multimedia light and sound performance.

AGREEMENT WITH MAJOR LEAGUE BASEBALL

     In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during August 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, the Company agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, the Company must pay $50,000 during such year. The Company has made the payments required for 1995, 1996 and 1997 and expects to make the 1998 payment in 1999. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the revenue from the batting cages. The Company is meeting with "MLB" in early 1999 to renegotiate its licensing agreement.

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

     In consideration for the above rights, Pepsi agreed to pay the Company a fixed payment when any portion of the SportPark was officially opened; an additional payment when the SportPark is 100% completed and all attractions are accessible by the public; and make additional comparable payments on an annual basis for the remaining term of the agreement. The sponsorship agreement will terminate five years after the SportPark is 100% completed, unless earlier terminated as provided in the agreement. Pepsi is current in its payments per the terms of the agreement.

AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides that Sportservice has the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All American SportPark, including the Callaway Golf Center[TM], during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. Rents from the Callaway Golf Center[TM] will be paid to the Company.

     Sportservice invested approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. Sportservice is a wholly-owned subsidiary of Delaware North Company. Other Delaware North Companies include the Boston Garden, the Fleet Center in Boston, and food service clients which include the Ballpark in Arlington, Texas, California Speedway, Miller Park in Milwaukee, Space Port USA at Kennedy Space Center and Yosemite National Park.

     The agreement also provides Sportservice with a right of first refusal for future parks to be built by the Company in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets exceed the estimate of $3.85 million. The Company has not yet audited the Delaware North investment to determine monies due, if any.

     The agreement has a number of other terms and conditions including a requirement that the Company must operate the SportPark on a year-round, seven days a week basis throughout the term of the agreement.

LIABILITY INSURANCE

     The Company purchased a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. There is no assurance it will be sufficient to cover all future claims.

MARKETING

     The primary marketing program for the Company in 1999 is to attract customers and build revenues at the Las Vegas All-American SportPark. Numerous programs to generate revenue from the local tourist and convention markets are in place. A group of marketing individuals have been hired and trained to call upon specific market segments. Considerable sales and marketing brochures and other sales support items have been prepared and distributed. Management expects considerable increases in traffic and revenues beginning in this years peak season which is the second and third quarters of 1999.

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

     NASCAR SpeedPark is "The Official Go-Kart Racing Facility Licensed by NASCAR". Management plans to develop the concept to include installations alongside Super speedways, NASCAR Team Race/Shops Racing Retail &
Entertainment Centers, stand alone facilities and as a separate gated attraction inside major theme parks throughout the United States.

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

TRADE NAMES AND TRADEMARKS

     The Company has filed an "intent to use" trademark application for "All-American SportPark" and a related design and "Slugger Stadium". The Company intends to maintain the integrity of the trademarks, other proprietary names and marks against unauthorized use. LVDG has filed an "intent to use" trademark application with regard to the "St. Andrews" name and related designs with respect to men's and women's clothing and certain golf equipment and accessories. LVDG then licensed the rights to use the St. Andrews name to the Company.

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

     The purchaser of the assets granted back to Boreta Enterprises, Ltd. a perpetual license to use the name Las Vegas Discount Golf & Tennis for retail equipment stores in the State of Nevada, south of a line between Pahrump, Nevada and Mesquite, Nevada, except for, the Summerlin area of Las Vegas, Nevada.

     During September 1997, the Company agreed to sell its rights to the St. Andrews name to Boreta Enterprises, Ltd. for a $20,000, two year promissory note since the Company has committed all of its efforts to the development and management of the All- American SportPark and no longer intends to engage in the business of selling golf equipment or apparel.

EMPLOYEES

     As of January 28, 1999, there were 9 full time employees at the Company's executive offices and 69 at SportPark Las Vegas, Inc. There were also 72 part time employees at the SportPark. In peak season which begins in the spring of 1999, as many as 80 additional full and part time employees could be hired.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Through March 31, 1999, the Company occupied approximately 5,340 square feet of office and warehouse space at 5325 South Valley View Boulevard, Suite 4, Las Vegas, Nevada, and pays monthly rent of $1,827. The space was leased from Vaso Boreta, the Company's Chairman of the Board. The rent was adjustable annually based on increases in the consumer price index and the lease was to expire January 31, 2005. The Company's Board of Directors believed that the rent paid is comparable to that which it would pay to an unaffiliated party. In the second quarter of 1999, the Company plans to move its management, sales and marketing staff to the facilities of the Company owned Callaway Golf Center[TM]. Rental payments will cease to Vaso Boreta and no penalties will be incurred in termination of the existing lease. Full and part time operating and management personnel of the SportPark Las Vegas are also located in the SportPark Pavilion and throughout the SportPark at the various attractions.

     On June 20, 1997, the Company entered into a lease for approximately 65 acres of land in Las Vegas, Nevada, on which the Company built the All-

American SportPark and the Callaway Golf Center. The terms of both leases are described above under the heading "ITEM 1. DESCRIPTION OF BUSINESS."

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the complaints described in the following paragraph, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On December 28, 1998 Sorensen Construction, Inc. filed a complaint in the District Court of Clark County, Nevada against All-American SportPark LLC seeking damages in the amount of $104,514. Sorensen claims that it provided steel and labor to the All-American SportPark pursuant to a contract but was not paid. The complaint alleged breach of contract, unjust enrichment, declaratory relief, interest and attorneys fees. No discovery has been conducted and a trial has not been set. Management intends to vigorously defend the case.

    On December 11, 1998 Frankel & Company filed a complaint in the District Court of Clark County, Nevada against the Company seeking damages estimated to be approximately $180,000. Frankel claims that it provided marketing services for the All-American SportPark pursuant to a contract but was not paid. The complaint alleged breach of contract and unjust enrichment. Minimal discovery has been conducted and a trial date has not been set. Management intends to vigorously defend the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ Small-Cap Market under the symbol "AASP." The following table sets forth the closing high and low sales prices of the Common Stock for the periods indicated.

                                                  HIGH       LOW
                                                 -------    -------
      Year Ended December 31, 1998:
       First Quarter                             $5.438     $1.250
       Second Quarter                            $5.375     $2.750
       Third Quarter                             $4.375     $1.500
       Fourth Quarter                            $3.625     $1.125

      Year Ended December 31, 1997:
       First Quarter                             $4.375     $2.75
       Second Quarter                            $4.625     $2.375
       Third Quarter                             $4.75      $2.75
       Fourth Quarter                            $3.625     $1.4375

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 29, 1999, was 59. This does not include approximately 700 shareholders who hold stock in their accounts at broker/dealers.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this report.

OVERVIEW

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

     During 1997 the Company and Callaway Golf formed All-American Golf, LLC (the "LLC") to construct, manage and operate the "Callaway Golf Center[TM]", a premier golf facility at the site of the All-American SportPark. The Company contributed equity capital of $3,000,000 for 80% of the membership units and Callaway Golf contributed $750,000 equity capital and loaned the LLC $5.25 million at a rate of ten percent per annum.

     On May 5, 1998 the Company sold its 80% equity interest in All-American Golf to Callaway Golf in exchange for $1.5 million in cash and the forgiveness of a $3 million collateralized note evidencing amounts loaned to the Company in March and April 1998, and related accrued interest. Callaway Golf retained $500,000 of the consideration until it secured all rights to operate the Callaway Golf Center[TM] which was completed on September 30, 1998. The Company resigned as manager of the LLC and received a buy back option to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest.

     On December 31, 1998 the Company purchased substantially all the assets subject to certain liabilities of the Callaway Golf Center. The Company as consideration paid Active Media $1,000,000 in the form of a promissory note payable in quarterly installments of $25,000 over a 10 year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to Callaway Golf.

CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

     REVENUES. Revenue increased to $1,583,800 in 1998 compared to $386,200 in 1997. Revenues from the Callaway Golf Center[TM] were $724,900 through May 5, 1998 compared to $321,700 in the three months of initial operations in the final quarter of 1997. SportPark revenues were $811,400 from its October 9, 1998 initial opening through December 31, 1998.

     OTHER INCOME. Other income in 1998 remained consistent with 1997 and relates primarily to credit card royalty income.

     COST OF REVENUES. Cost of revenues increased by $372,500 in 1998 compared to 1997 due to an additional month of Callaway operations, in 1998 compared to 1997, and the opening of SportPark Las Vegas in October 1998.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). Selling, general and administrative expenses consist principally of payroll, rent and other corporate costs. The increase to $1,829,400 in 1998 from $878,000 in 1997 reflects higher payroll and other costs associated with the operation of the Callaway Golf Center[TM] through May 5, 1998 and the SportPark in Las Vegas. Also in 1998 the Company experienced larger professional costs, mostly accounting and legal, associated with the multiple financing transactions which occurred during the year.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $464,400 in 1998 compared to $138,700 in 1997 due mainly to the opening of the SportPark Las Vegas.

     SPORTPARK DEVELOPMENT COST. Development costs expensed for 1997 were $255,100. In 1998 all development costs were capitalized.

     PREOPENING EXPENSES. These costs were $603,000 in 1997. In 1998 preopening expenses were $1,179,300, which consists of payroll and operating expenses incurred before opening the SportPark Las Vegas.

     OPERATING LOSS. Operating loss was $2,831,100 in 1998 compared to $2,057,900 in 1997. Losses in both periods reflect preopening and start-up expenses and other fixed corporate costs during the period when the SportPark Las Vegas was not opened. While the SportPark was opened, losses occurred from the combination of fixed corporate and SportPark cost, including depreciation, land lease fees and limited revenues due to the start-up phase of the business with limited marketing exposure.

     INTEREST INCOME (EXPENSE). Net interest expense was $552,000 in 1998 compared to income of $94,500 in 1997. In 1997 the Company had interest earning cash balances early in the year. Leasehold improvements, net increased to $24,513,600 in 1998 from $9,981,400 in 1997 and were financed principally from Company cash and borrowed funds resulting in the recorded interest expenses in 1998 after the opening of the SportPark Las Vegas. Interest costs incurred prior to the opening of the SportPark Las Vegas were capitalized as part of leasehold improvements.

     MINORITY INTEREST. This item reflects the Callaway Golf Company portion of losses in the Callaway Golf Center[TM] of $100,000 for 3 months of 1997 and $76,300 for approximately 4 months in 1998.

     NET INCOME (LOSS). The Company generated a net loss of $1,487,200 in 1998 compared to net income of $220,700 in 1997. Net income for 1997 includes income from discontinued operations of $2,084,000. The net loss for 1998 includes a gain of $1,638,900 resulting from the Company's sale of its interest in All-American Golf, LLC. Excluding these non-recurring transactions, the Company had net losses of $3,126,100 and $1,863,300 in 1998 and 1997, respectively. The larger net loss in 1998 is due primarily to reasons discussed previously in this section.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had working capital of approximately $419,500 as compared to a working capital deficit of approximately $3,139,300 at December 31, 1997. Cash increased by $2,363,800 to $2,494,300. Various infusions of capital in 1998 enabled the Company to increase its expenditures on the SportPark to substantial completion and operation. The principal sources of capital in 1998 were: an increase in notes payable from $5,750,000 to $13,967,400, an increase in borrowing from a shareholder and affiliated parties from $600,000 to $1,705,300, an increase in borrowing from related parties to $914,400 from $371,100 in 1997; a $1,638,900 gain on the sale of the Callaway Golf Center[TM] which also included the elimination of $3 million of borrowings in 1998 and a $2,500,000 sale of Series B Preferred Stock to the Company's parent.

     There are no planned major capital expenditures in 1999.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. These monies totaled $877,100 at December 31, 1998 compared to $516,700 at December 31, 1997. Deferred income of $130,000 from 1997 was recorded as revenues in 1998. It is anticipated but cannot be guaranteed that sponsorship fees and advances will be a source of cash flow in 1999.

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank in conjunction with a $2,500,000 equity infusion by the Company's parent, Las Vegas Discount Golf & Tennis. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. For 1998 through August 31, 2003 the loan bears interest of 9.38%. The loan is secured by substantially all the assets that existed at the Company at the time the financing was completed. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in the Company as collateral to protect the leased property from foreclosure.

     On October 19, 1998 the Company sold 250,000 shares of the Series B Convertible Preferred Stock to Las Vegas Discount Golf & Tennis, Inc. (LVDG) for $2,500,000. LVDG had earlier issued 2,303,290 shares of its Common Stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 stock options for Common Stock at an exercise price of $1.8392 per share through October 19, 2008. ASI is a Nevada limited liability investment company whose members include Andre Agassi, a professional tennis player and Sunbelt Communications Company which is engaged in the broadcasting business including the NBC affiliate in Las Vegas.

     On December 31, 1998 the Company purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center[TM] for $1,000,000 payable in $25,000 quarterly installments for a 10 year period with no interest. The Golf Center generated positive cash flow in the first quarter of 1999. If required to fund corporate operations, additional borrowings against the facility could probably be arranged.

     The Company's Chairman increased lendings to the Company to $1,705,300 from $600,000 in 1997. The loans are due in the year 2001 and bear interest at ten percent per annum. Interest payments of $137,600 and $5,000 for 1998 and 1997, respectively have been deferred, a practice which could continue in 1999 if necessary. The Company paid back $225,000 of these amounts in late March 1999.

     The Company's accounts payable and accrued expenses declined in 1998 to $1,419,900 from $1,973,600 in 1997.

     During 1998, the Company's net cash used in operating activities was $3,067,500 compared to $309,800 provided by operating activities in 1997. The increase in cash used in operations activities relates primarily to increased SG&A costs, increased receivables due to SportPark operations, and significantly lower balances of trade payables and accrued expenses.

     During 1998, net cash used in investing activities totaled $14,285,600 compared to $14,467,200 in 1997. The primary uses of cash for investing activities relate to the development of the SportPark.

     Cash provided by financing activities during 1998 totaled $19,671,400 compared to $8,515,300 in 1997. The sources of borrowings in 1998 related to notes payable to shareholder, Nevada State Bank financing of $13,500,000, and to proceeds of $2,500,000 from issuance of Series B preferred stock to LVDG.

     The Company's current and expected sources of working capital are its cash balances which were $2,494,300 at December 31, 1998 and cash flow from operations including sponsorship fees and advance deposits of various kinds. The Company has raised considerable capital in the past two years for development projects. The SportPark is now operational. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. If necessary, additional borrowings against the Callaway Golf Center could likely be arranged to fund corporate operations. There are no planned major capital expenditures in 1999. Expansion programs in other locations are expected to be minimal and when they occur, are expected to be mostly funded by third parties.

YEAR 2000 COMPLIANCE

     The Company's accounting system was updated during the first quarter of 1998 and is year 2000 compliant. The Company's All-American SportPark has a number of computerized systems including a point of sale system. Management has been advised by the vendors of the various systems that they are all year 2000 compliant. During the first quarter of 1998, the Company hired a consultant to upgrade all of the Company's other computers and work stations so that they were all year 2000 compliant. The Company will likely incur additional costs in 1999 which are not expected to be material.

     The Company may be vulnerable to the failure of other companies to be year 2000 compliant. During the fourth quarter of 1998, the Company commenced its assessment of whether third parties with whom the Company has material relationships are year 2000 compliant. The Company is evaluating its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The Company does not have any significant year 2000 issues related to its customers. The Company intends to initiate formal communications with all of its significant vendors and suppliers with respect to their year 2000 compliance programs and status during the second quarter of 1999.

     Although the Company expects its internal systems to be year 2000 compliant, the failure of any of its significant vendors or suppliers to correct a material year 2000 problem could result in an interruption in certain normal business activities and operations.

     A reasonably likely worst case scenario would be for a segment of the Company's SportPark to shut down, and depending on which segment(s) was shut down and for how long, the Company's results of operations could be adversely affected. Daytime operations of the Callaway Golf Center[TM] should not be affected at all.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-23 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     No response required.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    ----------------------------------------------
Vaso Boreta           66     Chairman of the Board

Ronald S. Boreta      36     President, Chief Executive Officer, Treasurer,
                             Secretary  and Director

Robert R. Rosburg     72     Director

William Kilmer        59     Director

Motoharu Iue          61     Director

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

     VASO BORETA has served as Chairman of the Board of Directors since August 1994, and has been an Officer and Director of the Company since its formation in 1984. He has also been an officer and director of the Company's Parent, Las Vegas Discount Golf & Tennis, Inc., since 1988. In 1974, Mr. Boreta first opened a specialty business named "Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. He was one of the first retailers to offer pro-line golf merchandise at a discount. He also developed a major mail order catalog sales program from his original store. Mr. Boreta continues to operate his original store, which has been moved to a new location near the corner of Flamingo and Paradise roads in Las Vegas. Mr. Boreta devotes approximately ten percent of his time to the business of the Company, and the balance to the Company's Parent and to operating his store.

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

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than ten percent of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 1998, 1997 and 1996 from the Company:

                           SUMMARY COMPENSATION TABLE

                                                           LONG-TERM COMPENSATION
                          ANNUAL COMPENSATION             AWARDS           PAYOUTS
                         ------------------------   -----------------  ---------------
                                                               SECURI-
                                                               TIES
                                                               UNDERLY-
                                           OTHER    RE-        ING             ALL
                                           ANNUAL   STRICTED   OPTIONS/        OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK      SARs     LTIP   COMPEN-
POSITION           YEAR  SALARY   BONUS    SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
------------------ ---- -------- --------  -------  --------   ------- ------- ------
Ronald S. Boreta,  1998 $100,000    --     $39,348     --      435,000   --      --
 President and CEO                          <FN1>
                   1997 $101,000 $100,000  $58,183     --      435,000   --     $4,231
                                   <FN2>                                        <FN3>
                   1996 $120,000 $  5,500  $39,160     --      325,000   --     $8,265
                                                                                <FN3>
Charles Hohl,      1996 $100,000 $ 22,000  $10,000     --         --     --      --
 Executive Vice                             <FN4>
 President

Kevin B. Donovan,  1998 $100,000    --     $ 6,410     --         --     --      --
 Vice President                             <FN5>
 of New Business   1997 $117,166 $ 25,000  $ 6,212     --       10,000   --      --
 Development

________________

<FN1>  Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf.  For 1998, these amounts were $11,148 for club memberships, $7,200 for an automobile and $21,000 to the Company's Supplemental
       Retirement Plan.

<FN2>  Ronald Boreta received $68,202 of this bonus in 1998.

<FN3>  Represents premiums paid on a life insurance policy for Ronald S. Boreta's benefit.

<FN4>  Represents amount contributed to the Company's retirement plan on behalf of Mr.
       Hohl. Mr. Hohl's employment as Executive Vice- President ended on February 26,
       1997.

<FN5>  Represents $6,410 paid for an automobile provided for Mr. Donovan's personal use.  Mr. Donovan's employment as Vice President of New Business Development ended in 1998.

            OPTION/SAR GRANTS IN LAST FISCAL YEAR - INDIVIDUAL GRANTS

                                   PERCENT
                    NUMBER OF      OF TOTAL
                    SECURITIES   OPTIONS/SARs
                    UNDERLYING    GRANTED TO    EXERCISE
                   OPTIONS/SARs  EMPLOYEES IN   OR BASE    EXPIRATION
     NAME          GRANTED(#)    FISCAL YEAR   PRICE($/SH)    DATE
---------------    ------------  ------------  ----------  ----------
Ronald S. Boreta       -0-           -0-          -0-          -0-

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

     In June 1997, a majority of the Company's Board of Directors awarded a $100,000 bonus to Ronald S. Boreta for his extraordinary services related to the raising of capital and development of the Company's Las Vegas SportPark. $68,202 of this bonus was paid in October 1998.

     Effective October 1, 1996, the Company entered into a one-year employment agreement with Kevin B. Donovan, pursuant to which he received a base salary of $100,000 per year. In addition to his base salary, Mr. Donovan received a $25,000 bonus upon the opening of a portion of the All-American SportPark, and received a commission of 5% of all sponsorship sales related to the All-American SportPark. Mr. Donovan also received the use of an automobile provided by the Company. Mr. Donovan's employment agreement ended on September 30, 1997, but his employment has continued on the same terms through November 10, 1998 when Mr. Donovan's employment terminated.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

STOCK OPTION PLAN

     During July 1994, the Board of Directors adopted a Stock Option Plan (the "Plan"). The Plan originally authorized the issuance of options to purchase up to 300,000 shares of the Company's Common Stock.

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


                     NAME                 SHARES SUBJECT TO OPTION
                -----------------         ------------------------
                Vaso Boreta                      110,000
                Ronald Boreta                    110,000
                Charles Hohl                      60,000 (1)
                Glenn Raynes                      10,000
                Robert R. Rosburg                  5,000
                William Kilmer                     5,000
                                                 -------
                    Total                        300,000
                                                 =======
__________________

(1) Mr. Hohl's options vested in increments of 20,000 each year beginning on August 8, 1995. Upon Mr. Hohl's termination of employment, 20,000 of these options expired unvested.

     In April 1996, the Company's Board of Directors approved increases in the number of shares of Common Stock which may be issued under the Plan from 500,000 to 700,000, subject to approval by the Company's shareholders within one year. Shareholder approval was obtained in April 1997. Also in April 1996, the Company's Board of Directors granted stock options as indicated below that were still outstanding as of March 24, 1999.

                         RELATIONSHIP         SHARES SUBJECT    EXERCISE
      NAME              TO THE COMPANY          TO OPTION       PRICE (3)
----------------     --------------------     --------------    ---------
Joel Rubenstein      Consultant                10,000           $5.00
Ronald S. Boreta     Officer and Director     125,000           $4.75
Ronald S. Boreta     Officer and Director     200,000 (1)       $4.625
Ted Abbruzzese       Consultant                10,000           $4.75
Jeff Gordon          Consultant                10,000 (2)       $4.75
Hal Price            Consultant                 1,000           $4.75
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

401(k) PLAN

     The Company's Parent maintains a 401(k) employee retirement and savings program (the "401(k) Plan") which covers the Company's employees. Under the 401(k) Plan, an employee may contribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the plan. The Company's Parent makes matching contributions equal to 50% of participants' contributions up to six percent of the participants salary.

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

     For 1998 and 1997, Ronald S. Boreta (the President of the Company) was designated as a Category I employee. The Company made contributions in both years to the Supplemental Retirement Plan on behalf of Ronald S. Boreta in the amount of $25,000.

     The Company's Board of Directors has not yet determined the amounts, if any, which will be contributed to the Supplemental Retirement Plan for 1999.

                          1998 STOCK INCENTIVE PLAN

     During October 1998, the Board of Directors approved, subject to stockholder approval, the 1998 Stock Incentive Plan (the "Plan"), and the Company's shareholders approved the Plan during December 1998.

     The purpose of the Plan is to advance the interests of the Company and its subsidiaries by enhancing their ability to attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries, through ownership of shares of Stock of the Company and cash incentives. The Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of options, stock appreciation rights, restricted stock or unrestricted stock awards, deferred stock awards, or performance awards (in cash or stock), other stock-based awards, or combinations thereof, all as more fully described below.

GENERAL

     The Plan will be administered and awards granted by the Company's Board of Directors (the "Board"). Key employees of the Company and its subsidiaries and other persons or entities, not employees of the Company and its subsidiaries, who are in a position to make a significant contribution to the success of the Company or its subsidiaries are eligible to receive awards under the Plan. In addition, individuals who have accepted offers of employment from the Company and who the Company reasonably believes will be key employees upon commencing employment with the Company ("New Hires") are eligible to receive awards under the Plan.

     STOCK OPTIONS. The exercise price of an incentive stock option ("ISO") granted under the Plan or an option intended to qualify for the performance-based compensation exception under Section 162(m) of the Code may not be less than 100% of the fair market value of the Stock at the time of grant. The exercise price of a non-ISO granted under the Plan is determined by the Board. Options granted under the Plan will expire and terminate not later than 10 years from the date of grant. The exercise price may be paid in cash or by check, bank draft or money order, payable to the order of the Company.
Subject to certain additional limitations, the Board may also permit the exercise price to be paid with Stock, a promissory note, an undertaking by a broker to deliver promptly to the Company sufficient funds to pay the exercise price, or a combination of the foregoing.

     STOCK APPRECIATION RIGHTS (SARs). Stock appreciation rights ("SARs") may be granted either alone or in tandem with stock option grants. Each SAR entitles the holder on exercise to receive an amount in cash or Stock or a combination thereof (such form to be determined by the Board) determined in whole or in part by reference to appreciation in the fair market value of a share of Stock. SARs may be based solely on appreciation in the fair market value of Stock or on a comparison of such appreciation with some other measure of market growth. The data at which such appreciation or other measure is determined shall be the exercise date unless another date is specified by the Board. If an SAR is granted in tandem with an option, the SAR will be exercisable only to the extent the option is exercisable. To the extent the option is exercised, the accompanying SAR will cease to be exercisable, and vice versa. An SAR not granted in tandem with an option will become exercisable at such time or times, and on such conditions, as the Board may specify.

     RESTRICTED AND UNRESTRICTED STOCK AWARDS: DEFERRED STOCK. The Plan provides for awards of nontransferable shares of restricted Stock subject to forfeiture ("Restricted Stock"), as well as awards of unrestricted shares of Stock. Except as otherwise determined by the Board, shares of Restricted Stock may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable restriction period and the satisfaction of any other conditions or restrictions established by the Board.

Other awards under the Plan may also be settled with Restricted Stock. The Plan also provides for deferred grants entitling the recipient to receive shares of Stock in the future at such times and on such conditions as the Board may specify.

     OTHER STOCK-BASED AWARDS. The Board may grant other types of awards under which stock is or may in the future be acquired. Such awards may include debt securities convertible into or exchangeable for shares of Stock upon such conditions, including attainment of performance goals, as the Board may determine.

     PERFORMANCE AWARDS. The Plan provides that at the time any stock options, SARs, stock awards (including restricted stock, unrestricted stock or deferred stock) or other stock-based awards are granted, the Board may impose the additional condition that performance goals must be met prior to the participant's realization of any vesting, payment or benefit under the award. In addition, the Board may make awards entitling the participant to receive an amount in cash upon attainment of specified performance goals.

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

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP         OF CLASS
-------------------------         ---------------          --------
Las Vegas Discount Golf &
  Tennis, Inc.                       2,250,000 (1)            66.7%
Suite 4
5325 S. Valley View Blvd
Las Vegas, Nevada  89118

Vaso Boreta                            110,000 (2)             3.5%
Suite 4
5325 S. Valley View Blvd.
Las Vegas, Nevada  89118

Ronald S. Boreta                       435,000 (2)            14.5%
Suite 4
5325 S. Valley View Blvd.
Las Vegas, Nevada  89118

Robert R. Rosburg                        5,000 (2)             0.2%
49-425 Avenida Club La Quinta
La Quinta, California 92253

William Kilmer                           5,000 (2)             0.2%
1500 Sea Breeze Boulevard
Ft. Lauderdale, Florida  33316

Motoharu Iue                                 0 (3)               0%
666 - 5th Avenue
New York, New York  10103

Three Oceans Inc.                      750,000 (4)            20.0%
2001 Sanyo Avenue
San Diego, California  92173

All Directors and Officers             575,000 (5)            16.1%
as a Group (7 persons)
___________________

(1) Las Vegas Discount Golf & Tennis, Inc. is a publicly-held corporation of which Vaso Boreta is President, Director and a principal shareholder; Ronald S. Boreta is a Director and a principal shareholder; and Robert
     R. Rosburg and William Kilmer are Directors. In addition, John Boreta, a son of Vaso Boreta and Boreta Enterprises Ltd., a limited liability company owned by Vaso, Ronald and John Boreta, are principal share-holders of Las Vegas Discount Golf & Tennis, Inc. The following sets forth the percentage ownership beneficially held by such persons in Las Vegas Discount Golf & Tennis, Inc.:

                    Vaso Boreta                 16.0%
                    Ronald S. Boreta             6.7%
                    Robert Rosburg               0.1%
                    William Kilmer               0.1%
                    John Boreta                  6.6%
                    Boreta Enterprises Ltd.     16.0%

     Boreta Enterprises Ltd percentage ownership is as follows:

                    Ronald S. Boreta           68.81%
                    John Boreta                30.13%
                    Vaso Boreta                 1.06%

     Also includes 250,000 shares of Common Stock issuable upon the conver-sion of Series B Convertible Preferred Stock held by Las Vegas Discount Golf & Tennis.

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

(5)  Includes shares beneficially held by the five named Directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

     Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a publicly-held corporation, owns 66.7% of the Company's outstanding Common Stock and 250,000 shares of Series B Convertible Preferred Stock. Vaso Boreta, the Company's Chairman of the Board, is an Officer, Director and principal shareholder of LVDG. Ronald S. Boreta, President and a Director of the Company, is a Director and principal shareholder of LVDG. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of LVDG. In addition, John Boreta, the son of Vaso Boreta and the brother of Ronald S. Boreta, is a principal shareholder of LVDG.

     Until August 1, 1994, the Company and LVDG shared the expenses of jointly-used facilities and administrative and accounting personnel on a 50-50 basis under a verbal agreement. Since August 1, 1994, the Company and LVDG have allocated these costs on a pro rata basis based on which entity receives the benefit of the particular expense. With respect to the lease for the office and warehouse facilities, starting July 1, 1996 LVDG paid 33% of the monthly lease payments and the Company paid 67%. The Company is terminating the lease in the second quarter of 1999 and moving to Company owned facilities at the Callaway Golf Center[TM].

     Effective August 1, 1994, LVDG also agreed to purchase, warehouse and make available to the Company and its franchisees certain merchandise. In exchange, the Company agreed to pay $350,000 from the proceeds of its December 1994 initial public offering to retire certain bank indebtedness described below.

     Through February 1997, certain facilities used by the Company and LVDG were leased by the Company from Vaso Boreta, the Company's Chairman of the Board. LVDG leased approximately 15,500 square feet of warehouse space and 6,000 square feet of office space from Mr. Boreta at a base monthly rent of $13,000. The Board of Directors of the Company believes that the terms of this lease were at least as favorable as those which could have been obtained from an unaffiliated entity. When the golf distribution business was sold in February 1997, the rent decreased to $4,230 and was reduced further to $1,830 beginning in October 1998.

     Vaso Boreta, the Company's Chairman of the Board, loaned the Company a total of $1,780,000 and $600,000 in 1998 and 1997, respectively. These loans are evidenced by a demand note bearing interest at ten percent per annum. Approximately $220,000 of these amounts were paid back in late March 1999.

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

     On September 15, 1998 the Company completed a $13,500,000 secured loan with Nevada State Bank. This loan was secured by all of the assets of the Company that existed at that time and by the personal guarantees of Vaso Boreta and Ron Boreta. In addition, the landlord of the property where the Company's Las Vegas SportPark is located was required to subordinate its claims against the Company to the Nevada State Bank. In consideration, Vaso Boreta, Ron Boreta and Boreta Enterprises pledged all of their shares of LVDG to the landlord and the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

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

3.1         Restated Articles of           Incorporated by reference to
            Incorporation                  Exhibit 3.1 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

3.2         Certificate of Amendment       Incorporated by reference to
            to Articles of Incorporation   Exhibit 3.2 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

3.3         Revised Bylaws                 Incorporated by reference to
                                           Exhibit 3.3 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

3.4         Certificate of Amendment       Filed electronically herewith
            Articles of Incorporation
            Series A  Convertible
            Preferred

3.5         Certificate of Designation     Filed electronically herewith
            Series B Convertible
            Preferred

3.6         Certificate of Amendment to    Filed electronically herewith
            Articles of Incorporation -
            Name change

10.1        Employment Agreement with      Incorporated by reference to
            Ronald S. Boreta               Exhibit 10.1 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

10.2        Stock Option Plan              Incorporated by reference to
                                           Exhibit 10.2 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

10.3        Ground Lease with Summa        Incorporated by reference to
            Corporation                    Exhibit 10.3 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

10.4        Agreement between the          Incorporated by reference to
            Company and Las Vegas          Exhibit 10.4 to the Registrant's
            Discount Golf & Tennis,        Form SB-2 Registration Statement
            Inc.                           (No. 33-84024)

10.5        License Agreement between      Incorporated by reference to
            The Company and Las Vegas      Exhibit 10.5 to the Registrant's
            Discount Golf & Tennis,        Form SB-2 Registration Statement
            Inc.                           (No. 33-84024)

10.6        Employment Agreement with      Incorporated by reference to
            Kevin Donovan                  Exhibit 10.6 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

10.7        Employment Agreement with      Incorporated by reference to
            Charles Hohl                   Exhibit 10.7 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

10.8        Lease Agreement with A&R       Incorporated by reference to
            Management and Development     Exhibit 10.8 to the Registrant's
            Co., et al., and Sublease      Form SB-2 Registration Statement
            to Las Vegas Discount Golf     (No. 33-84024)
            & Tennis, Inc.

10.9        Lease Agreement with Vaso      Incorporated by reference to
            Boreta, as amended, and        Exhibit 10.9 to the Registrant's
            Assignment to Las Vegas        Form SB-2 Registration Statement
            Discount Golf & Tennis, Inc.   (No. 33-84024)

10.10       Letter Agreement with Oracle   Incorporated by reference to
            One Partners, Inc.             Exhibit 10.10 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

10.11       Promissory Note to Vaso        Incorporated by reference to
            Boreta                         Exhibit 10.11 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

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

10.25       Forbearance Agreement dated    Filed electronically herewith
            March 18, 1998 with Callaway
            Golf Company

10.26       Amendment No. 2 to License     Filed electronically herewith
            Agreement with National
            Assoc. for Stock Car Auto
            Racing, Inc.

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

27          Financial Data Schedule        Filed electronically herewith

     (b)  REPORTS ON FORM 8-K.  The Company filed reports on Form 8-K dated:
(1) May 5, 1998, reporting on Items 2 and 7; (2) October 19, 1998, reporting on Items 5 and 7; and (3) December 31, 1998, reporting on Items 2 and 7.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of All-American SportPark, Inc.:

We have audited the accompanying consolidated balance sheets of ALL-AMERICAN SPORTPARK, INC. (formerly Saint Andrews Golf Corporation (a Nevada Corporation)) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1e to the consolidated financial statements, the Company has had recurring operating losses from continuing operations and generated negative cash flow from continuing operations for the year ended December 31, 1998, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1e. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP


Las Vegas, Nevada
March 24, 1999

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                     DECEMBER 31,
                                                  1998           1997
                                               ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                   $ 2,494,300    $   176,000
  Accounts receivable - trade                     799,200         67,100
  Inventory                                        99,500           -
  Due from affiliated store                        14,900        102,700
  Due from officer                                   -             3,000
  Prepaid expenses and other                       50,100         30,600
  Preopening expenses, net                           -            99,800
                                              -----------    -----------

     Total current assets                       3,458,000        479,200

Leasehold improvements and equipment, net      24,513,600      9,981,400
Note receivable - related party                    20,000         20,000
Deposit for land lease                            225,600        433,700
Project development costs                            -         7,850,100
Debt issuance costs, net                          393,300           -
Other assets                                       82,900         29,300
                                              -----------    -----------
Total assets                                  $28,693,400    $18,793,700
                                              ===========    ===========


























The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     DECEMBER 31,
                                                  1998          1997
                                               ----------    ----------
CURRENT LIABILITIES:
  Bank line of credit                         $      -       $  668,400
  Current portion of Long-term debt               559,300       500,000
  Current portion of obligations under
    capital leases                                118,400        72,200
  Accounts payable and accrued expenses         1,419,900     1,973,600
  Due to Affiliated Store                          26,500        33,200
  Due to Related Entities                         914,400       371,100
                                              -----------    ----------
     Total current liabilities                  3,038,500     3,618,500

Note payable to shareholder                     1,705,300       600,000
Long-term debt, net of current portion         13,408,100     5,250,000
Obligation under capital leases, net
  of current portion                              530,300       211,200
Deferred income                                   877,100       516,700
Minority interest                                    -          650,000

SHAREHOLDERS' EQUITY:
  Series A Convertible Preferred stock, $.001
    par value, 500,000 shares authorized and
    outstanding at December 31, 1998 and 1997   4,740,000     4,740,000

  Series B Convertible Preferred Stock, $.001   2,500,000          -
    par value, 250,000 shares authorized
    and outstanding at December 31, 1998

  Options issued in connection with Series A
    Convertible Preferred Stock to purchase
    250,000 shares of Common stock                260,000       260,000

  Options issued in connection with
    financing                                     174,000          --

  Common stock, $.001 par value, 10,000,000
    shares authorized, 3,000,000 shares
    issued and outstanding at December 31,
    1998 and 1997                                   3,000         3,000

  Additional paid-in-capital                    3,333,300     3,333,300

  Common stock purchase warrants, class A,
    authorized and outstanding-1,000,000
    warrants at December 31, 1998 and 1997        187,500       187,500
  Accumulated deficit                          (2,063,700)     (576,500)
                                              -----------   -----------
     Total shareholders' equity                 9,134,100     7,947,300
                                              -----------   -----------
Total liabilities and shareholders' equity    $28,693,400   $18,793,700
                                              ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                                   1998          1997
REVENUES:                                       ----------    ----------
  Callaway Golf Center[TM]                      $  724,900    $  321,700
  SportPark Las Vegas                              811,400          -
  Management Fee                                      -           16,100
  Other                                             47,500        48,400
                                                ----------    ----------
     Total Revenues                              1,583,800       386,200

COST OF REVENUES:
  Callaway Golf Center[TM]                         716,400       569,300
  SportPark Las Vegas                              225,400          -
                                                ----------    ----------
     Total Cost of Revenues                        941,800       569,300

Gross Profit (Loss)                                642,000      (183,100)

OPERATING EXPENSES:
  Selling, general and administrative            1,829,400       878,000
  Depreciation and amortization                    464,400       138,700
  SportPark development costs                         -          255,100
  Preopening expenses                            1,179,300       603,000
                                                ----------     ---------
       Total Operating Expenses                  3,473,100     1,874,800

OPERATING LOSS                                  (2,831,100)   (2,057,900)

OTHER INCOME(EXPENSE):
  Interest income (expense), net                  (552,000)       94,500
  Gain on sale of interest in All-American
    Golf, LLC                                    1,638,900          -
                                               -----------    -----------
Loss from continuing operations before
 income taxes and minority interest            (1,744,200)    (1,963,400)
Provision (benefit) for income taxes                 -              -
                                               ----------     -----------
Loss from continuing operations before
  minority interest                            (1,744,200)    (1,963,400)

Minority interest                                  76,300        100,000









The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (CONTINUED)

                                                  YEARS ENDED DECEMBER 31,
                                                    1998           1997
                                                 ----------     ----------
DISCONTINUED OPERATIONS:
  Loss from operations of franchise business
   disposed of (no income taxes were recorded
   in 1997)                                            -           (39,300)
  Gain on disposal of franchise operations
   (net of applicable income taxes)                 180,700      2,123,400
                                                -----------    -----------
Income from discontinued operations                 180,700      2,084,000
                                                -----------    -----------
NET INCOME (LOSS)                               $(1,487,200)   $   220,700
                                                ===========    ===========

NET INCOME (LOSS) PER SHARE:
  Basic and Diluted:
  Loss from continuing operations
   before income taxes and minority interest       $ (.58)        $(.65)
  Income from discontinued operations and
   minority interest                                  .08           .69
                                                   ------         -----
   Net Income (Loss) per share                     $ (.50)        $ .04
                                                   =======        ======



























The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECFEMBER 31, 1998 AND 1997


                           COMMON                           COMMON
                           STOCK               ADDITIONAL   STOCK     (ACCUMU-
               PREFERRED   PURCHASE   COMMON    PAID-IN     PURCHASE    LATED
                 STOCK     OPTIONS    STOCK     CAPITAL     WARRANTS   DEFICIT)       TOTAL
               ----------  --------   ------   ----------   --------   ---------    ----------
Balance,
December 31,
1996           $4,740,000  $260,000   $3,000   $3,333,300   $187,500   $  (797,200)  $7,726,600

Net income           -         -        -            -          -          220,700      220,700
               ----------  --------   ------   ----------   --------   -----------   ----------
Balance,
December 31,
                4,740,000   260,000    3,000    3,333,300    187,500      (576,500)   7,947,300
               ----------  --------   ------   ----------   --------   -----------   ----------
Series B
Preferred
Stock           2,500,000      -        -            -          -             -       2,500,000

Options
issued               -      174,000     -            -          -             -         174,000

Net Loss             -         -        -            -          -       (1,487,200)  (1,487,200)
               ----------  --------   ------   ----------   --------   -----------   ----------
Balance
December 31,
               $7,240,000  $434,000   $3,000   $3,333,300   $187,500   $(2,063,700)  $9,134,100
               ==========  ========   ======   ==========   ========   ===========   ==========



























The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                                  1998          1997
                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $(1,487,200)   $  220,700

  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
     Minority interest                               -         (100,000)
      Depreciation and amortization               470,400       205,000
      Preopening expenses                            -          603,000
     Gain on disposition of trademark rights         -          (20,000)
      Gain on sale of investment in Callaway
       Golf Center[TM]                         (1,638,900)         -
     Gain on disposal of franchise operations        -       (2,123,400)

  Changes in assets and liabilities:
    Increase in accounts receivable              (789,900)      (67,100)
    Increase in inventories                       (99,500)         -
    Decrease in due from officer                    3,000        10,000
    Increase in prepaid expenses and other       (100,800)      (13,600)
    Increase in accounts payable
      and accrued expenses                        215,100     1,232,000
    Decrease in deferred franchise fees              -          (62,500)
    Increase in deferred income                   360,300       425,700
                                               ----------    ----------
    Net cash provided by (used in)
      operating activities                     (3,067,500)      309,800
                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of All-American
    Golf, LLC                                   1,204,500          -
  Proceeds received from sale of franchise
    business and other fixed assets                  -        2,242,900
  Project development costs                          -       (6,246,700)
  Increase in other assets                           -          (29,300)
  Leasehold improvements expenditures         (15,490,100)   (9,731,300)
  Preopening expenses                                -         (702,800)
                                              -----------   ------------
  Net cash used in investing
    activities                                (14,285,600)  (14,467,200)
                                              -----------   -----------








The accompanying notes are an integral part of these consolidated financial statements.

                    ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Continued)

                                               YEARS ENDED DECEMBER 31,
                                                 1998          1997
                                               ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to Affiliate Store and
    Related Entities                            1,176,800       768,500
  Payments on notes payable and notes payable
    to shareholder and related entity          (1,362,100)         -
  Loan fees paid                                 (226,200)         -
  Proceeds from issuance of Series B
    Preferred Stock                             2,500,000          -
  Proceeds (payments)on bank line of credit      (668,400)      668,400
  Proceeds from notes payable and note
    payable to shareholder and related entity  18,335,300     6,350,000
  Principal payments on capital leases            (84,000)      (21,600)
  Contribution from minority interest                -          750,000
                                               ----------    ----------
Net cash provided by
  financing activities                         19,671,400     8,515,300
                                               ----------    ----------
NET INCREASE(DECREASE)IN CASH
  AND CASH EQUIVALENTS                          2,318,300    (5,642,100)
CASH AND CASH EQUIVALENTS,
  Beginning of year                               176,000     5,818,100
                                               ----------    ----------
CASH AND CASH EQUIVALENTS,
  End of year                                  $2,494,300    $  176,000
                                               ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for:
  Interest, net of amounts capitalized         $  321,900    $  122,100
                                               ==========    ==========

  Income taxes                                 $     -       $  338,000
                                               ==========    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Equipment financed through capital leases    $  699,600    $  305,000
                                               ==========    ==========

  Issuance of stock options in connection
   with financing                              $  174,000    $     -
                                               ==========    ==========




The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. ("AASP") (formerly Saint Andrews Golf Corporation), a Nevada corporation, include the accounts of AASP and its subsidiaries, SportPark Las Vegas, Inc. ("SPLV") and All-American Golf Center, Inc. ("AAGC"), both Nevada corporations, collectively the "Company". All significant intercompany accounts and transactions have been eliminated.

     b.  COMPANY BACKGROUND AND PRIMARY BUSINESS ACTIVITIES

Until December 13, 1994, AASP was a wholly-owned subsidiary of Las Vegas Discount Golf & Tennis, Inc. ("LVDG"). On December 13, 1994, the Company completed an initial public offering of 1,000,000 Units (representing one-third of the post offering shares outstanding) at a price of $4.50 per Unit, each Unit consisting of one share of common stock and one Class A Warrant. The net proceeds of this offering were $3,683,800. Two Class A Common Stock Purchase Warrants entitled the holders to purchase one share of the Company's common stock for $6.50 per share. The Warrants expired in March 1999. LVDG currently owns 66-2/3% of the Company's outstanding common stock and 33% of the Company's Convertible Preferred Stock. AASP operates the Company's All-American SportPark.

The Company's Chairman owns 100 percent of the original Las Vegas Discount Golf & Tennis location on Paradise Road, which opened in Las Vegas, Nevada in 1974. This store is referred to herein as the "Affiliated Store" and operated under an agreement with LVDG prior to the sale of certain assets as more fully described in Note 1(c).

On June 13, 1997 the Company and Callaway Golf Company ("Callaway") formed All-American Golf, LLC (the "LLC") to construct, manage and operate the "Callaway Golf Center[TM]", a premier golf facility at the site of the SPLV. The Company contributed $3.0 million for 80 percent of the members' units of the LLC while Callaway purchased the remaining 20 percent for $750,000. The minority interest presented in the accompanying financial statements for 1997 represents Callaway's interest in the LLC. Through May 5, 1998 the Company managed the driving range, golf course and tenant facilities in the clubhouse for a fee of five percent of gross revenues pursuant to the LLC Operating Agreement.

On May 5, 1998, pursuant to the terms of a Purchase and Sale Agreement between the Company and Callaway Golf, the Company sold its 80% membership interest in the LLC to Callaway Golf for $1,500,000 in cash and the forgiveness of $3,000,000 of debt, including the interest thereon, owed to Callaway Golf by the Company. This transaction resulted in a gain to the Company of $1,638,900. In connection with the sale of the membership interest, the Company resigned as the manager of the LLC, and agreed not to compete with the Callaway Golf Center[TM] in Clark County, Nevada for a period of two years.

As a result of the sale of its interest in the LLC, the Callaway Golf Center[TM] was operated separately from the SportPark Las Vegas. However, the Company retained the option to repurchase the 80% membership interest for a period of two years.

On December 31, 1998 the Company acquired substantially all the assets subject to certain liabilities of All-American Golf, Inc. which managed and operated the Callaway Golf Center[TM].

The Company has developed a concept for family-oriented sports theme parks named "All-American SportPark". The first SportPark was completed on October 9, 1998. Included in this 65 acre SportPark located on the south end of the Las Vegas "Strip" are major attractions which are: the Callaway Golf Center[TM] including a 110 tee driving range, Divine Nine[R] golf course and 20,000 square foot club house; All-American SportPark Pavilion, Major League Baseball Slugger Stadium, NASCAR SpeedPark and All-Sport Arena.

     c.  DISCONTINUED OPERATIONS

On February 26, 1997, LVDG and the Company completed the sale of certain of their assets and transferred certain liabilities to an unrelated buyer who has incorporated under the name Las Vegas Golf & Tennis, Inc. in a transaction whose terms were substantially in accordance with the "Agreement for the Purchase and Sale of Assets". The total consideration received was $5.3 million ($1.4 million of which was attributed to net assets held for sale) of which $4.6 million was paid in cash, $264,000 was received in the form of a short-term receivable, $200,000 was placed in escrow pending the accounting for inventory and trade payables, and $200,000 was placed in escrow for two years to cover potential indemnification obligations. Of the total consideration received, approximately $2,750,000 in cash was allocated to AASP. LVDG expects to collect the $200,000 remaining in escrow in 1999.

This transaction resulted in the disposal of the Company's franchise business. The agreement also provides for the assignment of all franchisor rights under existing franchise agreements. Furthermore, the Company assigned all trade names and trademarks associated with the business. The agreement also included a covenant not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at SPLV and driving range facilities which it operates. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, the president of LVDG, Ron Boreta, the President of the Company, and John Boreta, a principal shareholder of LVDG, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada.

The sale of all assets, liabilities and rights related to the franchise business have been presented as "Discontinued Operations" in the accompanying consolidated financial statements for the year ended December 31, 1997. Revenues related to discontinued operations totaled $156,000 for the year ended December 31, 1997.

     d.  CONCENTRATIONS OF RISK

The Company operates one All-American Sportpark and the Callway Golf Center in Las Vegas, Nevada. The level of customer demand for these types of recreational facilities is undetermined. The Company is implementing various strategies to market the facilities to both tourists and local residents. Should attendance levels at the Sportpark and Golf Center not meet expectations in the short-term, management believes existing cash balances will be sufficient to fund operating expenses and debt service requirements for at least the next twelve months. The inability to build attendance to profitable levels beyond a twelve month period may require the Company to seek additional debt or equity financing to meet its obligations as they come due.

There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

     e.     GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the year ended
December 31, 1998, the Company had incurred operating losses from continuing operations of $1,744,200 and negative cash flow from operations of $3,067,500. Additionally, as of December 31, 1998 the Company had working capital of approximately $419,500 and cash and cash equivalents of $2,494,300.

In September 1998, the Company successfully secured a $13.5 million loan in order to complete the construction of the SportPark. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in the Company as collateral to protect the leased property from foreclosure. Additionally, the Company's parent obtained an additional $2.5 million in equity financing from ASI, L.L.C. an investment group headed by Andre Agassi and Sunbelt Communications, the proceeds of which were used to purchase 250,000 shares of Series B Convertible Preferred Stock of the Company. In addition, the Company will implement various marketing strategies in 1999 to stimulate visitor volume at both the SportPark and Callaway Golf Center.

Management believes that existing cash balances will generated from the financing activities described above will be sufficient to fund operating cash needs and debt service requirements over at least the next twelve months. Should additional financing to fund operations be required, the Company will turn to the lending sources described above or other sources, as necessary. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     b.  ACCOUNTS RECEIVABLE-TRADE

Accounts receivable trade consists of amounts due from tenants at the Callaway Golf Center[TM] and the SportPark.

    c.  INVENTORIES

Inventories, which consist primarily of sporting goods merchandise are stated at the lower of cost or market. Cost is determined using the specific identification method.

    d.  PREOPENING EXPENSES

Preopening expenses primarily represent direct personnel and other operating costs incurred before the opening of the facility. In 1997, these costs were capitalized when incurred and amortized to expense on a straight-line basis over a period not to exceed twelve months from the date operations commenced. Preopening costs totaling approximately $139,300 were capitalized in connection with the Callaway Golf Center[TM], which commenced operations on October 1, 1997. Pursuant to Statement of Position No. 98-5 "Reporting the Costs of Start Up Activities," in 1998 the Company began expensing preopening costs as incurred.

     e.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

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

     f.  INTEREST COST

The Company capitalizes interest cost as a component of the cost of construction in progress until the asset is placed in service and ready for its intended use.

     g. DEFERRED INCOME

Deferred income consists primarily of sponsorship fees received from tenants and corporate sponsors of SPLV. Deferred income is amortized to income over the life of the agreement. Additionally, deferred income also includes approximately $41,700 remaining from an agreement with MBNA to use the Company's trademark on its credit cards over a five-year period, which expires August 31, 2000.

     h.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs amounted to $ 171,570 and $94,169 in 1998 and 1997, respectively.

     i.  INCOME TAXES

The Company accounts for income taxes under the provisions of the Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes".

     j.  RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1998 presentation.

     k.  RECOVERABILITY OF LONG-LIVED ASSETS

In 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Pursuant to SFAS 121, the Company reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount on an asset or a group of assets may not be recoverable. The Company deems an asset to be impaired if a forecast or undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures value by discounting estimated cash flows. Considerable management judgement is necessary to estimate discounted cash flows. Accordingly, actual results could vary significantly from such estimates. Based upon the short duration of operations at SportPark Las Vegas, the Company does not believe that a triggering event has occurred.

3.  EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces previously reported earnings per share with "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. In accordance with SFAS 128, when an entity has a loss from continuing operations, no potential common shares shall be included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the periods presented.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 3,000,000 for both 1998 and 1997.

4.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with LVDG and subsidiaries ("Related Entities"), the chairman and principal shareholder of LVDG, and the retail store owned by the Chairman of LVDG (the "Affiliated Store"). The Affiliated Store operates in Las Vegas, Nevada but was not a franchise of the Company. As a result, the store paid no royalties to the Company but purchased merchandise for the Affiliated Store at the same cost as the Company. These activities ceased upon sale of the Company franchises in February 1997. The Affiliated Store also benefited from the Company's activities, including any local and national advertising conducted by the Company. The Company had a $20,000 receivable from Related Entities and a $14,900 and a $102,700 receivable due from the Affiliated Stores as of December 31, 1998 and 1997, respectively. The Company also had a $914,400 and $371,100 payable to Related Entities and a $26,500 and a $33,200 payable to the Affiliated Store in 1998 and 1997, respectively.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                               1998           1997
                                            -----------   -----------
Building                                    $17,592,200   $ 4,546,100
Roller Skates                                    20,000          -
Land Improvements                             3,127,150     4,573,000
Signs                                           600,900        57,000
Furniture and equipment                       1,639,900       384,400
Leasehold improvements                          194,600       259,400
Go-Karts                                        479,500          -
Equipment under Capital leases                1,041,300          -
Other                                           108,750       325,900
                                            -----------   -----------
                                             24,804,300    10,145,800

Less - Accumulated depreciation
 and amortization                              (290,700)     (164,400)
                                            -----------   -----------

                                            $24,513,600   $ 9,981,400
                                            ===========   ===========

6.  PROJECT DEVELOPMENT COSTS

Total project development costs totaled $7,850,100 as of December 31, 1997 relating to the continuing construction of the SportPark Las Vegas. These costs consisted primarily of $6,740,200 in buildings, $352,500 in land improvements, and $572,200 in furniture, fixtures and signs. The remaining $185,200 consists of various items such as fencing. The SPLV was completed and began operations in October 1998, at which time all project development costs were reclassified into leasehold improvements and equipment.

7.  BANK LINE OF CREDIT

As of December 31, 1997, the Company had a $800,000 bank line of credit, which was canceled in 1998. Interest was payable monthly at one and one half (1.5%) percent over the bank's prime rate which was 9 percent at December 31, 1997. As of December 31, 1997, $668,400 was outstanding. This line of credit was paid in full during February 1998 with a portion of the proceeds collected from the $4.0 million short-term loan received on February 13, 1998.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31:

                                          1998          1997
                                       ----------    ----------
Accounts payable - trade               $  868,000    $1,466,200
Accrued compensation                       59,100       125,000
Payroll and other taxes                   170,050        93,700
Income taxes payable                      112,500       112,500
Interest payable                          191,350       176,200
Other                                      18,900          -
                                       ----------     ----------
                                       $1,419,900     $1,973,600
                                       ==========     ==========

9.  LONG-TERM DEBT

On September 15, 1998 the Company completed a $13,500,000 secured loan with Nevada State Bank(the "Lender"). The loan is for 15 years with the interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. For 1998 through August 31, 2003, the loan bears interest of 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time of the financing. In addition, the landlord of the property where the Company's Las Vegas SportPark is located was required to subordinate its claims against the Company to the Nevada State Bank. In consideration, Vaso Boreta, Ron Boreta and Boreta Enterprises pledged all of their shares of LVDG to the landlord and the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005. The loan has covenants related to debt service coverage and debt to equity that go into effect June 30, 1999.

On December 31, 1998, the Company reacquired substantially all of the assets subject to certain liabilities of All-American Golf, Inc. which managed and operated the Callaway Golf Center. Under terms of the asset purchase agreement, the consideration paid by the Company consisted of payment to Active Media Services of $1,000,000 in the form of a promissory note payable due in quarterly installments of $25,000 over 10 years without interest. This promissory note has been discounted by $345,000 to reflect the notes' present value.

The Company has unsecured, ten percent notes payable of $1,705,300 and $600,000 for December 31, 1998 and 1997, respectively, with the Company's chairman and principal shareholder. The principal amount, interest rate, and payment terms are substantially similar to borrowings which the Company's chairman and principal shareholder obtained from a bank to fund these loans to the Company. Interest payments of $137,600 and $5,000 have been deferred in 1998 and 1997, respectively, a practice which could continue in 1999 if necessary.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1998, are as follows:

               Year ending:
                  1999         $   500,400
                  2000             545,600
                  2001           2,304,300
                  2002             657,800
                  2003             722,200
              Thereafter        10,942,400
                               -----------
                               $15,672,700
                               ===========

10.  LEASES

The Company and LVDG share office and warehouse facilities leased from the Chairman of the Board under a non-cancelable operating lease agreement, which expires on January 31, 2005. The lease provides for initial monthly lease payments, which may be increased based on increases in the consumer price index. The monthly rent expense from January to November 1998 was $4,230. Effective December 1998 the monthly rent reduced to $1,830 and is allocated fifty percent to the Company and fifty percent to LVDG. Rent expense for the Company's allocated share of this lease was $33,970 and $50,400 for 1998 and 1997, respectively.

In July 1996, AASP entered into a lease for 65 acres of undeveloped land in Las Vegas, Nevada for the development of its first SPLV. Effective June 20, 1997, AASP canceled the original lease and replaced it with two separate leases, one for the Callaway Golf Center[TM] and the other for SPLV. The annual base amount of $625,000 is due in monthly installments of $52,083 (Callaway Golf Center[TM] $33,173 and SPLV $18,910). The lease term remains as stated above, the Callaway Golf Center[TM] lease commenced on October 1, 1997. The SPLV lease commenced on February 1, 1998. Additionally, the Leases contain contingent rent based upon gross sales at the park, ranging from three to ten percent of the different sources of gross revenues if such percentage revenues exceed $625,000 annually. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the lease, AASP also entered into a Deposit Agreement, which required the Company to post a refundable deposit to the lessor of $500,000. The deposit has been applied as follows: $66,346 was used to pay the first two months rent for the Callaway Golf Center[TM] prior to May 1998, $104,166 as security deposit and the remainder as prepaid rent to be amortized until exhausted. At December 31, 1998 the remaining balance is $225,600. When the Company reacquired the Callaway Golf Center[TM] on December 31, 1998, it also took responsibility for both leases.

The Company is obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years. Total rent expense for operating leases was $488,980 and $168,510 for 1998 and 1997, respectively.

At December 31, 1998, minimum future lease payments are as follows:

                               Capital      Operating
           Year ending         Leases        Leases         Total
           -----------       -----------    ---------    -----------

           1999               $188,044       $ 761,374   $   949,418
           2000                194,617         742,058       936,675
           2001                179,190         727,017       906,207
           2002                128,870         687,775       816,645
           2003                108,600         697,599       806,199
           Thereafter            9,051       6,531,250     6,540,301
                              --------     -----------   -----------
           Total              $808,372     $10,147,073   $10,955,445
                              ========     ===========   ===========

Less amount representing
 interest                      159,672
                              --------
Present value of net minimum
 Capital leases payments       648,700

Less current installments of
 Obligations under capital
 leases                        118,400
                              --------
Obligations under capital
 leases excluding current
 installments                 $530,300
                              ========

11.  INCOME TAXES

The federal income tax provision (benefit) consisted of the following for the years ended December 31:

                                                1998        1997
                                              ---------   ---------
     Current                                  $(347,812)  $    -
     Deferred                                  (134,911)    (46,000)
     Less: Valuation allowance                  482,723      46,000
                                              ---------   ---------
     Total                                    $    -      $    -
                                              =========   =========

The benefits from the net operating loss carry forwards from continuing operations generated in 1997 of $621,556 was realized through an offset against the taxable gain from discontinued operations. The Company received a tax refund of approximately $180,000 in 1998 related to a gain on disposal of its franchised operations which is reflected in the accompanying statement of operations under discontinued operations.

The components of the deferred tax liability consisted of the following at December 31:

                                                1998        1997
     Deferred Tax Liabilities:                ---------   ---------

       Temporary differences related
       to Property and Equipment              $( 49,782)  $ (56,000)

     Deferred Tax Assets:

       Deferred Income                          298,500     176,000
       Other                                     17,000      11,000
       Net Operating Loss Carryforward          348,005        -
                                              ---------   ---------

     Net Deferred Tax Asset Before
      Valuation Allowance                       613,723     131,000
     Valuation Allowance                       (613,723)   (131,000)
                                              ---------   ---------
     Net Deferred Tax Asset                   $    -      $    -
                                              =========   =========

A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that they will be realized.

As of December 31, 1998, the Company has available for income tax purposes approximately $348,000 in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2003.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

12.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  STOCK OPTION PLANS

The Company's Board of Directors adopted an incentive stock option plan (the "1994 Plan") on August 8, 1994 authorizing the issuance of up to 300,000 shares of the Company's common stock. On April 16, 1996, the Board of Directors voted to increase the number of authorized shares to 500,000 and on April 24, 1996 voted to increase total shares eligible for grant to 700,000. Three hundred thousand options to purchase shares of common stock of AASP at an exercise price of $5.00 per share were granted in 1994. Twenty thousand of these options expired unvested. Of the remaining 280,000 options, 240,000 were canceled and replaced on June 9, 1997 with a new exercise price of $3.06, the fair market value on the date of reissuance. The expiration date remained August 7, 1999.

In April 1996, a total of 377,000 options were granted in connection with the increase in shares available. These grants increased the total shares issued under the plan to 657,000. All of the options issued in April 1996 were cancelled and replaced on June 9, 1997. The original options had an exercise price ranging between $4.625 and $4.75 through April 2001. The replacement options are exercisable at an exercise price of $3.06 through April 2001. Six hundred and twenty-six thousand (626,000) of the options are exercisable anytime while 10,000 shares vest ratably over a four year period. Shareholder approval occurred on April 16, 1997 as required for approval of these additional shares. The exercise price was equal to or exceeded the fair market value of the common stock at the date of grant. At December 31, 1998, 64,000 additional shares are reserved for future options.

During October 1998, the Board of Directors approved, subject to stockholder approval, the 1998 Stock Incentive Plan (the "Plan"), and the Company's shareholders approved the Plan during December 1998. The purpose of the Plan is to advance the interests of the Company and its subsidiaries by enhancing their ability to attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries, through ownership of shares of Stock of the Company and cash incentives. The Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of options, stock appreciation rights, restricted stock or unrestricted stock awards, deferred stock awards, or performance awards (in cash or stock), other stock-based awards, or combinations thereof, all as more fully described below. No options have been granted under the 1998 plan as of December 31, 1998.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rates of 4.20; dividend yields of 0.0%; volatility factors of the expected market price of the

Company's common stock of 1.36; and a weighted-average expected life of 4.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                     YEARS ENDED DECEMBER 31,
                                       1998            1997
                                     ----------     ----------
Net Income (Loss)
    As reported                     $(1,487,200)    $  220,700
    Pro forma                        (1,487,200)      (211,300)
Basic and diluted net income
 (loss) per share
    As reported                            (.50)           .07
    Pro forma                              (.50)          (.07)

A summary of the status of the Company's stock options for the year ended December 31, 1998 and 1997 is presented below:

                                      1998                  1997
                              -------------------   -------------------
                                         Weighted              Weighted
                                         Average               Average
                                         Exercise              Exercise
                              Shares     Price      Shares     Price
                              -------------------   -------------------
Outstanding at beginning
 of year                      907,000     $3.15     907,000     $3.15
   Granted                     75,000      4.00        -          -
   Exercised                     -          -          -          -
   Forfeited                  (21,000)     3.06        -          -
   Expired                       -          -          -          -
                              -------     -----     -------     -----
Outstanding at end of year    961,000     $3.21     907,000     $3.15
                              =======     =====     =======     =====
Exercisable at end of year    951,000     $3.22     902,000     $3.15
                              =======     =====     =======     =====
Weighted average fair value
 of options granted                       $2.32                 $3.15
                                          =====                 =====

The following table summarizes information about stock options outstanding at December 31, 1998:

                          Options Outstanding        Options Exercisable
                        -----------------------  ---------------------------
                                   Weighted
                                   Average       Weighted           Weighted
                        Number     Remaining     Average   Number   Average
                        Out-       Contractual   Exercise  Exer-    Exercise
                        standing   Life (Years)  Price     cisable  Price
                        --------   ------------  --------  -------  --------
Range of exercise
 prices $3.06-$5.00     961,000        2.22       $3.21    951,000    $3.22
                        =======        ====       =====    =======    =====


    b. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock. As of December 31, 1998 and 1997, there were 500,000 Series A Convertible Preferred shares and 250,000 Series B Convertible Preferred Shares issued and outstanding.

     c.  SERIES A CONVERTIBLE PREFERRED STOCK

On July 11, 1996 the Company's Board of Directors authorized the creation of 500,000 shares of Series A Convertible Preferred Stock with a $.001 par value. On July 29, 1996, the Company entered into an agreement which resulted in the sale, on an installment basis, of the 500,000 shares of the Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of Sanyo North America Corporation, at $10.00 per share for a total of $5,000,000. The agreement also resulted in the assignment of certain rights to TOI. All proceeds related to the agreement were received in accordance with the stated terms to this agreement on October 7, 1996. Issuance costs totaling $162,000 were incurred related to the preferred stock and have been netted against retained earnings.

Each share of the Series A Convertible Preferred Stock issued to TOI is convertible at the option of TOI into one share of the Company's common stock. In the event of liquidation or dissolution of the Company, each share of Series A Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Series A Convertible Preferred Stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by the Company upon a registration statement being declared effective by the Securities and Exchange Commission covering the issuance of the common stock upon conversion of the Preferred Stock and the following two conditions being satisfied: (1) the Company earns $1,000,000 of pre-tax income for a fiscal year according to the year-end audited financial statements; and (2) the closing bid price for the Company's common stock is at least $15.00 for 20 consecutive trading days. If the Company notifies TOI of its intent to redeem the Preferred Stock, TOI will have at least 30 days to elect to convert its Preferred Stock or accept the redemption price of $12.50. Each share of Series A Convertible Preferred Stock is entitled to vote along with the holders of the Company's common stock.

The rights granted to TOI in accordance with the agreement include the following: (1) right of first refusal with respect to debt and or equity financing arrangements for SportParks developed by the Company for a period of five years commencing July 29, 1996 and for a period of 3 years for Anaheim, California and Las Vegas, Nevada, (2) an obligation to obtain electrical and electronic equipment for such SportParks for a period of 5 years, (3) certain signage rights for TOI or its designees at the first two SportParks and (4) other miscellaneous rights as defined. Pursuant to the agreement, the Company also granted TOI an option to purchase up to 250,000 shares of the Company's common stock at $5.00 per share for a period of 5 years from the date of the agreement.

The agreement also provides for certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the option. Pursuant to the agreement, the Company expanded the number of Directors of the Company from four to five, and elected Motoharu Iue as a Director of the Company. Mr. Iue is President of Three Oceans Inc.

     d.  SERIES B CONVERTIBLE PREFERRED STOCK

On September 22, 1998, the Company Board of Directors authorized the creation of 250,000 shares of Series B Convertible Preferred Stock with a $.001 par value.

On October 19, 1998, the Company issued 250,000 shares of Series B Convertible Preferred Stock to its majority shareholder, LVDG for $2,500,000 in cash.

Each share of the Series B Convertible Preferred Stock issued to LVDG is convertible at the option of LVDG into one share of the Company's common stock. In the event of liquidation or dissolution of the Company, each share of Series B Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Series B Convertible Preferred Stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by the Company upon a registration statement being declared effective by the Securities and Exchange Commission covering the issuance of the common stock upon conversion of the Preferred Stock and the following two conditions being satisfied: (1) the Company earns $1,000,000 of pre-tax income for a fiscal year according to the year-end audited financial statements; and (2) the closing bid price for the Company's common stock is at least $15.00 for 20 consecutive trading days. If the Company notifies LVDG of its intent to redeem the Preferred Stock, LVDG will have at least 30 days to elect to convert its Preferred Stock or accept the redemption price of $12.50. Each share of Series B Convertible Preferred Stock is entitled to vote along with the holders of the Company's common stock.

     e.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

On December 13, 1994, the Company completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result, 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000. Two Class A Warrants entitle the holder to purchase one share of AASP common stock for $6.50, $2 above the initial public offering price. The Class A Warrants have been assigned a value of $.1875 for financial reporting purposes. The expiration date of the class A Warrants had been extended to March 15, 1999 when they expired.

In connection with the initial public offering, the Company issued to the Representative of the Underwriters, Representative's Warrants to purchase 100,000 shares (10 percent of the units purchased by the underwriters), with an exercise price of $5.40 for a four-year period beginning on December 13, 1995. These Representative's Warrants contain certain demand and piggyback registration rights. The Company also issued to the Representative 100,000 Class A Warrants which entitle the Underwriter to purchase 50,000 shares of Common Stock (5 percent of the units purchased by the underwriters), with an exercise price of $7.80 per share exercisable beginning on December 13, 1995. As of December 31, 1998 and 1997, no warrants have been exercised.

13. EMPLOYEES  401(k) PROFIT SHARING PLAN

The Company offers all its eligible employees participation in the Employees 401(k) LVDG Profit Sharing Plan ("Plan"). The Plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15% of base compensation. For 1998 and 1997, the Company matched 50% of employees contributions up to a maximum of 6% of an employee's base compensation.

14.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key employees of which the President of AASP is included. This plan became effective on January 1, 1996.

15.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees which require the payment of fixed and incentive based compensation.

In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States. The Company has made the required license payments for 1995, 1996, and 1997. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the revenue from the batting cages. The Company's right to exclusively use MLB logos and other marks at its baseball-batting stadiums is dependent upon certain conditions set forth in the agreement.

In May 1996, AASP entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, provide for an annual fee of $25,000 per year.

AASP has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of SPLV. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California.

In January 1997, AASP entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi receives certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments beginning when the SportPark opened. AASP received $250,000 as the first payment on this contract on December 31, 1997. The remaining amounts are due annually over a four-year period starting with the commencement of operations of the SPLV. The rights granted to Pepsi include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in SPLV, and that Pepsi would have the right to name the multipurpose arena the AllSport Arena. In addition, Pepsi will provide the equipment needed to dispense its products at the SportPark. The agreement with Pepsi provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising.

In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides SportService with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout SPLV, including the Callaway Golf Center[TM], during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. The agreement also provides Sportservice with a right of first refusal for future parks to be built by AASP in consideration for a $100,000 payment. The agreement has a number of other terms and conditions including a requirement that the Company must operate SPLV on a year-round, seven days a week basis throughout the term of the agreement.

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

16.  SUBSEQUENT EVENT

On February 16, 1999, the Board of Directors of AASP approved the award to Ron Boreta, President of AASP, Stock Appreciation Rights (SAR's) as to 125,000 shares independent of any stock option under AASP's 1998 Stock Incentive Plan. The base value of the SAR's shall be equal to $6 per share, however, no SAR may be exercised unless and until the market price of AASP's Common Stock equals or exceeds $10 per share. The maximum amount to be paid on the exercise of all 125,000 SARs is $500,000. The SARs expire October 26, 2008.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   ALL-AMERICAN SPORTPARK, INC



Dated:  April 27, 1999             By/s/ Ronald S. Boreta
                                     Ronald S. Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                     TITLE                         DATE


/s/ Vaso Boreta               Chairman of the Board        April 27, 1999
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief             April 27, 1999
Ronald S. Boreta              Executive Officer),
                              Treasurer and Director


/s/ Robert S. Rosburg         Director                     April 27, 1999
Robert S. Rosburg


_________________________     Director
William Kilmer


_________________________     Director
Motoharu Iue