Form 10QSB
period 1999-03-31
ALL AMERICAN SPORTPARK INC
filed 1999-05-14
CIK 930245

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999




                       Commission File Number: 0-24970




                        ALL-AMERICAN SPORTPARK, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)




           Nevada                                      88-0203976
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


          6730 South Las Vegas Boulevard, Las Vegas, Nevada  89119
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

                            Yes X             No___

As of May 12, 1999, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets -
         March 31, 1999 and December 31, 1998                          3

         Condensed Consolidated Statements of Operations -
         Three Months Ended March 31, 1999 and 1998                    5

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1999 and 1998                    6

         Notes to Condensed Consolidated Financial Statements          8

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                       11

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                       14

     Item 2.  Changes in Securities                                   14

     Item 3.  Defaults Upon Senior Securities                         14

     Item 4.  Submission of Matters to a Vote of Security
               Holders                                                14

     Item 5.  Other Information                                       15

     Item 6.  Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                            16

             ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                              March 31,    December 31,
                                                1999          1998
                                             -----------   -----------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,539,337   $ 2,494,300
  Accounts receivable                            563,039       799,200
  Inventory                                       91,862        99,500
  Due from Affiliated Store                       54,097        14,900
  Due from Related Entities                      357,453       257,900
  Prepaid expenses and other                     257,595        50,100
                                             -----------   -----------
     Total current assets                      2,863,383     3,715,900

Leasehold improvements and equipment, net     24,334,852    24,513,600
Note receivable - related party                   20,000        20,000
Deposit for land lease                            69,391       225,600
Debt issuance costs, net                        375,156        393,300
Other assets                                      28,345        82,900
                                             -----------   -----------
     Total assets                            $27,691,127   $28,951,300
                                             ===========   ===========



























    See accompanying notes to condensed consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              March 31,    December 31,
                                                1999          1998
                                             -----------   -----------
                                             (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt          $   515,470   $   559,300
  Current portion of obligations under
    capital leases                               145,446       118,400
  Accounts payable and accrued expenses          956,685     1,277,200
  Due to Affiliated Store                         59,949        26,500
  Payable to Shareholder and Related Entities  1,399,813     1,315,000
                                             -----------   -----------
     Total current liabilities                 3,077,363     3,296,400
                                             -----------   -----------
Note payable to shareholder                    1,480,000     1,705,300
Long-term debt, net of current portion        13,371,578    13,408,100
Obligation under capital leases, net
  of current portion                             474,776       530,300
Deferred income                                  891,863       877,100

SHAREHOLDERS' EQUITY:

Series A Convertible Preferred Stock, $.001
  par value, 500,000 shares authorized and
  outstanding at March 31, 1999 and
  December 31, 1998                            4,740,000     4,740,000
Series B Convertible Preferred Stock, $.001
  par value, 250,000 shares authorized and
  outstanding at March 31, 1999 and
  December 31, 1998                            2,500,000     2,500,000
Options issued in connection with Series A
  Convertible Preferred Stock to purchase
  250,000 shares of common stock                 260,000       260,000
Options issued in connection with financing      174,000       174,000
Common stock, $.001 par value, 10,000,000
  shares authorized, 3,000,000 shares issued
  and outstanding at March 31, 1999 and
  December 31, 1998                                3,000         3,000
Additional paid-in-capital                     3,520,800     3,333,300
Common stock purchase warrants, Class A,
  1,000,000 warrants authorized and
  outstanding at December 31, 1998                  -          187,500
Accumulated deficit                           (2,802,253)   (2,063,700)
                                             -----------   -----------
     Total shareholders' equity                8,395,547     9,134,100
                                             -----------   -----------
Total Liabilities and Shareholders' Equity   $27,691,127   $28,951,300
                                             ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                   1999          1998
                                             -----------   -----------
REVENUE:
  SportPark Las Vegas                        $ 1,049,487   $      -
  Callaway Golf Center[TM]                       483,003       501,700
  Other                                            6,250        36,400
                                             -----------   -----------
      Total revenue                            1,538,740       538,100

COST OF REVENUE:
  SportPark Las Vegas                            219,434          -
  Callaway Golf Center[TM]                        71,130        75,700
                                             -----------   -----------
      Total cost of revenue                      290,564        75,700
                                             -----------   -----------
GROSS PROFIT                                   1,248,176       462,400

OPERATING EXPENSES:
  Selling, general and administrative          1,262,079       993,700
  Depreciation and amortization                  404,843       116,600
  Preopening expense                                -           22,800
                                             -----------   -----------
      Total operating expenses                 1,666,922     1,133,100
                                             -----------   -----------
OPERATING LOSS                                  (418,746)     (670,700)

Net interest (expense) income                   (319,807)     (135,100)
                                             -----------   -----------
Loss from continuing operations before
 income taxes and minority interest             (738,553)     (805,800)

Provision for income taxes                          -             -
                                             -----------   -----------
Loss from continuing operations before
  minority interest                             (738,553)     (805,800)

Minority interest                                   -           54,400
                                             -----------   -----------
NET LOSS                                     $  (738,553)  $  (751,400)
                                             ===========   ===========

NET LOSS PER SHARE:

  Basic and Diluted:
  Net loss per share                         $      (.25)  $      (.25)
                                             ===========   ===========



     See accompanying notes to condensed consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                1999           1998
                                             -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (738,553)  $  (751,400)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Minority interest                             -          (54,400)
      Depreciation and amortization              561,052       154,500
      Preopening expense amortization               -           22,800
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable   236,161      (223,900)
    Decrease in inventory                          7,638          -
    (Increase) decrease in prepaid expenses
      and other                                 (166,556)       16,300
    Increase (decrease) in accounts payable
      and accrued expenses                      (320,515)    2,129,500
    Increase in deferred income                   14,763        53,800
                                             -----------   -----------
   Net cash provided by (used in) operating
     activities                                 (406,010)    1,347,200
                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                         -       (5,617,600)
  Leasehold improvements expenditures           (154,488)         -
  Leasehold improvements and equipment
    disposals, net                                  -           19,900
                                             -----------   -----------
   Net cash used in investing activities        (154,488)   (5,597,700)
                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of line of credit                        -         (668,400)
 Proceeds from notes payable and note
   payable to shareholder                           -        4,650,800
 Increase (decrease) in payable to Affiliate
   Store and Related Entities, net               (20,488)      258,400
 Payments on notes payable and notes payable
    to shareholder                              (345,499)         -
 Principal payments on capital lease
    obligations                                  (28,478)      (20,200)
                                             -----------   -----------
  Net cash provided by (used in)
    financing activities                        (394,465)    4,220,600
                                             -----------   -----------





    See accompanying notes to condensed consolidated financial statements.

               ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Continued)

                                                 1999          1998
                                             -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS    $  (954,963)  $   (29,900)

CASH AND CASH EQUIVALENTS,
  Beginning of period                          2,494,300       176,000
                                             -----------   -----------
CASH AND CASH EQUIVALENTS,
  End of period                              $ 1,539,337   $   146,100
                                             ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for:
    Interest, net of amounts capitalized     $   341,145   $   140,533
                                             ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Equipment acquired through issuance of
    note payable                             $    39,847   $     -
                                             ===========   ===========




























    See accompanying notes to condensed consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of All-American Sportpark, Inc. ("AASP"), a Nevada corporation, and its subsidiaries, All-American Golf Center, Inc., and Sportpark Las Vegas, Inc., (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 1999 and for all periods presented.

Certain reclassifications have been made to previously reported amounts to conform them to the current presentation.

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

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Company's current operations consist of the management and operation of a family and sport-oriented theme park under the name "All-American SportPark" located in Las Vegas, Nevada. The Company's first SportPark commenced operations on October 9, 1998. Included in this 65 acre SportPark located on the south end of the Las Vegas "Strip" are major attractions which include: The Callaway Golf Center[TM] including a 110 tee driving range, Divine Nine[R] golf course and 20,000 square foot club house; All-American SportPark Pavilion, Major League Baseball Slugger Stadium, NASCAR SpeedPark and AllSport Arena.

Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a publicly traded company, owns approximately two-thirds of the Company's common stock and one-third of the Company's convertible preferred stock.

2.  CALLAWAY GOLF CENTER[TM]

In the first three months of 1998, the Company operated the Callaway Golf Center as the managing member of All-American Golf, LLC. The Company owned 80% of the membership units and Callaway Golf Company ("Callaway Golf") owned the remaining 20% of the membership units. The Callaway Golf Center occupies approximately forty-two of the sixty-five acre All-American SportPark. The Callaway Golf Center[TM] opened to the public on October 1, 1997.

All-American Golf, LLC (the "LLC") was formed by Callaway Golf Company contributing $750,000 of equity capital and loaning the LLC $5,250,000. The Company contributed the value of expenses it incurred relating to the design and construction of the golf center and cash in the combined amount of $3,000,000.

The Company sold its interest in All-American Golf, LLC to Callaway Golf on May 5, 1998 but retained the right to repurchase its 80% interest in the LLC for a period of two years on essentially the same financial terms under which it had sold its interest. This sale netted the Company approximately $1.5 million in cash and relieved the Company of approximately $3 million in debt.

On December 31, 1998, the Company acquired substantially all of the assets subject to certain liabilities of All-American Golf, LLC that had been managing and operating the Callaway Golf Center. Under terms of this asset purchase agreement, the Company paid Active Media Services, an entity related to Callaway Golf Company, $1,000,000 in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In the accompanying condensed consolidated balance sheets, this promissory note payable has been discounted to its net present value.

3.  SPORTPARK LAS VEGAS LOAN AGREEMENT

On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%.
The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to Nevada State Bank to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in the Company's parent as additional collateral.

4.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY

Basic earnings per share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. However, when an entity has a loss from continuing operations, no potential common shares are included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the periods presented.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share were 3,000,000 for the three-month periods ended March 31, 1999 and 1998.

On February 16, 1999, the Board of Directors of the Company approved the award to the President of the Company, Stock Appreciation Rights ("SAR's") as to 125,000 shares independent of any stock options under the Company's 1998 Stock Incentive Plan. The base value of the SAR's shall be equal to $6 per share, however no SAR may be exercised unless and until the market price of the Company's Common Stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000.

The SAR's expire on October 26, 2008. The award of these SAR's had no impact on results of operations for the periods presented in this report.

No other stock options or similar instruments were granted or issued during the three months ended March 31, 1999.

On December 13, 1994, the Company completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. Two of these warrants entitled the holder to purchase one share of the Company's Common Stock for $6.50, $2 above the initial public offering price. These warrants expired unexercised on March 15, 1999.

5.  RELATED PARTY TRANSACTIONS

The Company has unsecured, ten percent notes payable to shareholder of $1,480,000 and $1,705,300 at March 31, 1999 and December 31, 1998,
respectively.  The Company paid $225,300 on these notes payable in late March
1999.

The Company normally has extensive transactions and relationships with LVDG and subsidiaries ("Related Entities"), the chairman and principal shareholder of LVDG, and the retail store owned by the Chairman of LVDG (the "Affiliated Store"). During the first quarter of 1999, no significant transactions occurred with the Related Entities.

6.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment include the following as of March 31, 1999 and December 31, 1998:

                                                 1999          1998
                                              -----------   -----------
      Building                                $17,631,803   $17,592,200
      Land Improvements                         3,137,400     3,127,150
      Furniture and equipment                   1,710,218     1,639,900
      Leased equipment                          1,079,840     1,041,300
      Signs                                       604,215       600,900
      Go-Karts                                    462,780       479,500
      Other                                       385,095       323,350
                                              -----------   -----------
                                               25,011,351    24,804,300
                                              -----------   -----------
      Accumulated depreciation and
        amortization                             (676,499)     (290,700)
                                              -----------   -----------
                                              $24,334,852   $24,513,600
                                              ===========   ===========

7.  LEASES

The Company and LVDG share facilities leased from the Chairman of the Board under a non-cancelable operating lease agreement, which expires January 31, 2005. Rent is allocated 50% to the Company and 50% to LVDG. Monthly rent from January to November 1998 was $4,230. Effective December 1998, monthly rent is $1,830.

The land underlying the All-American SportPark is leased to the Company at a base amount of $52,083 per month allocated $33,173 to the Callaway Golf

Center and $18,910 to the SportPark Las Vegas ("SPLV"). Also, the lease has provisions for contingent rent to be paid by the Company upon reaching certain levels of gross revenues at the All-American SportPark. The lease commenced October 1, 1997 for the Callaway Golf Center and February 1, 1998 for SPLV. The terms of both leases are 15 years with two five-year renewal options.

The Company is also obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years.

8.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees which will require the payment of fixed and incentive based compensation.

The Company has purchased a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. There is no assurance that it will be sufficient to cover or be available for future claims.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect on the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes included in this report.

OVERVIEW

The Company's continuing operations consist of the management and operation of a family and sport-oriented theme park under the name "All-American SportPark". Results of operations for the quarter ended March 31, 1999 include the results of the All-American SportPark in Las Vegas, Nevada which includes the SportPark Las Vegas and the Callaway Golf Center. The SportPark Las Vegas commenced operations on October 9, 1998. The Callaway Golf Center commenced operations in October 1997, the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then repurchased 100% of the Callaway Golf Center on December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     REVENUE. Revenue increased to $1,538,740 in 1999 compared to $538,100 in 1998 due primarily to the opening of the SportPark Las Vegas on October 9, 1998. The SportPark Las Vegas contributed $1,049,487 to 1999 revenues. Other income declined to $6,250 in 1999 from $36,400 in 1998 due primarily to management fees of $25,200 earned by the Company in 1998 to manage the Callaway Golf Center; no management fees were earned in 1999 since the Company now owns 100% of the Callaway Golf Center.

     COST OF REVENUE. Cost of revenue increased to $290,564 in 1999 compared to $75,700 in 1998 due to the opening of the SportPark Las Vegas on October 9, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased to $1,262,079 in 1999 from $993,700 in 1998. The increase is due mainly to the operations of the SportPark Las Vegas, which has necessitated increased staffing and increased sales and marketing costs.

     DEPRECIATION AND AMORTIZATION. These costs increased to $404,843 in 1999 compared to $116,600 in 1998 reflecting the higher overall depreciable base of fixed assets due to the commencement of operations at the SportPark Las Vegas in October 1998.

     NET INTEREST (EXPENSE) INCOME. Net interest expense increased to $319,807 in 1999 from $135,100 in 1998 due primarily to interest costs on debt secured by the SportPark Las Vegas which commenced operation in October 1998. In addition, some interest costs were capitalized in 1998 because the SportPark Las Vegas was under development; however, total borrowings were less in 1998 compared to 1999.

     INCOME TAXES. Due to operating losses, the Company has recorded no tax provision nor has it recorded any tax benefits.

     MINORITY INTEREST. The $54,400 recorded in 1998 reflects Callaway Golf Company's 20% interest in the Callaway Golf Center[TM] in 1998. In 1999, The Callaway Golf Center is 100% owned by the Company.

     NET LOSS. Net loss for 1999 was $738,553 compared to a net loss of $751,400 in 1998. The losses are principally attributed to the start-up and fixed costs of the Callaway Golf Center[TM] in 1998 and similar reasons in 1999 due to the reacquisition of the Callaway Golf Center on December 31, 1998 and the opening of the SportPark Las Vegas in October 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had negative working capital of $213,980 as compared to positive working capital of $419,500 at December 31, 1998, a decrease of $633,480. Excluding amounts due to/from related parties, the Company had positive working capital of $834,232 at March 31, 1999 compared to $1,488,200 at December 31, 1998 for a decrease of $653,968. This decrease in working capital resulted mainly from heavy start up type costs incurred in the first quarter of 1999 to operate, promote and market the SportPark Las Vegas. In addition, working capital was used to reduce outstanding payables by approximately $320,000.

There are no planned major capital expenditures in 1999.

The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $891,863 at March 31, 1999 compared to $877,100 at December 31, 1998. A sponsorship fee of $250,000 was received in the first quarter of 1999. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 1999.

On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. For 1998 through August 31, 2003 the loan bears interest of 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed. Debt service for this loan approximates $140,000 per month.

On December 31, 1998 the Company purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center[TM] for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Callaway Golf Center generated positive cash flow in the first quarter of 1999. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could probably be arranged although there can be no assurance that the Company would be successful in securing such financing.

The Company's Chairman has historically loaned funds to the Company as needed. Such lendings were $1,705,300 at December 31, 1998 and have decreased to $1,480,000 at March 31, 1999. This decrease is due to the Company repaying $225,300 of these loans in late March 1999. The remaining loans are due in the year 2001 and bear interest at ten percent per annum. Interest payments of $186,000 through March 31, 1999 have been deferred, a practice which could continue throughout 1999 if necessary.

Operating Activities. Net cash used in operating activities was $406,010 for the three months ended March 31, 1999 compared to net cash provided by operating activities of $1,347,200 for the three months ended March 31, 1998. The primary reason for the difference relates to changes in accounts payable and accrued expenses. In 1998, payables increased approximately $2.1 million whereas in 1999 payables decreased approximately $320,000 due to the Company making a concerted effort to decrease its payables balance. Other factors contributing to the change in cash flow from operations are (1) increased prepaid expenses in 1999 compared to 1998 and (2) increased SG&A costs in 1999 compared to 1998 relating to corporate administration and marketing and promotion.

Investing Activities. Net cash used in investing activities was $154,488 and $5,597,700 for the three months ended March 31, 1999 and 1998, respectively. Uses in 1998 relate to development costs to build the SportPark Las Vegas whereas 1999 relates to normal leasehold improvement expenditures.

Financing Activities. Net cash used in financing activities was $394,465 for the three months ended March 31, 1999 compared to net cash provided by financing activities of $4,220,600 for the three months ended March 31, 1998. The primary difference between the two periods is in 1998 when the Company received approximately $4.6 million in financing from third parties and a principal shareholder.

The Company's current and expected sources of working capital are its cash balances, which were $1,539,337 at March 31, 1999, and cash flow from operations including sponsorship fees and advance deposits of various kinds. The Company has raised considerable capital in the past 2 years for development projects. The SportPark Las Vegas is now operational. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Expansion programs in other locations are not yet planned although expansion is a strategic objective of the Company. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

Year 2000

The Company's accounting system was updated during the first quarter of 1998 and is year 2000 compliant. The Company's All-American SportPark has a number of computerized systems including a point of sale system. The vendors of the various systems have advised management that they are all year 2000 compliant. During the first quarter of 1998, the Company hired a consultant to upgrade all of the Company's other computers and workstations so that they were all year 2000 compliant. The Company will likely incur additional costs in 1999 which are not expected to be material.

The Company may be vulnerable to the failure of other companies to be year 2000 compliant. During the fourth quarter of 1998, the Company commenced its assessment of whether third parties with which the Company has material relationships are year 2000 compliant. The Company is continuing to evaluate its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The Company does not have any significant year 2000 issues related to its customers. The Company intends to initiate formal communications with all of its significant vendors and suppliers with respect to their year 2000 compliance programs and status during the second quarter of 1999.

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

Special Cautionary Notice Regarding Forward-Looking Statements

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

                                  ALL-AMERICAN SPORTPARK, INC.




May 14, 1999                      By: /s/ Ronald Boreta
                                      Ronald Boreta, President and
                                      Chief Executive Officer



May 14, 1999                      By: /s/ Kirk Hartle
                                      Kirk Hartle, Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically