Form 10QSB
period 1999-06-30
ALL AMERICAN SPORTPARK INC
filed 1999-08-16
CIK 930245

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1999




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

                            Yes X             No___

As of August 12, 1999, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets -
         June 30, 1999 and December 31, 1998                           3

         Condensed Consolidated Statements of Operations -
         Three Months Ended June 30, 1999 and 1998                     5

         Condensed Consolidated Statements of Operations -
         Six Months Ended June 30, 1999 and 1998                       6

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1999 and 1998                       7

         Notes to Condensed Consolidated Financial Statements          9

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                            13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                            18

Item 2.  Changes in Securities                                        18

Item 3.  Defaults Upon Senior Securities                              18

Item 4.  Submission of Matters to a Vote of Security Holders          18

Item 5.  Other Information                                            18

Item 6.  Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                            19

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                              June 30,    December 31,
                                                1999          1998
                                             -----------   -----------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $   910,375   $ 2,494,300
  Accounts receivable                            413,735       799,200
  Inventory                                      102,482        99,500
  Due from Affiliated Store                       61,975        14,900
  Due from Related Entities                      448,009       257,900
  Prepaid expenses and other                     271,625        50,100
                                             -----------   -----------
     Total current assets                      2,208,201     3,715,900

Leasehold improvements and equipment, net     24,334,240    24,513,600
Note receivable - related party                   20,000        20,000
Deposit for land lease                            37,821       225,600
Debt issuance costs, net                         361,175       393,300
Other assets                                      28,086        82,900
                                             -----------   -----------
     Total assets                            $26,989,523   $28,951,300
                                             ===========   ===========




























See accompanying notes to condensed consolidated financial statements.
                                 (Continued)

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 30,    December 31,
                                                1999          1998
                                             -----------   -----------
                                             (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt          $   575,982   $   559,300
  Current portion of obligations under
    capital leases                               126,007       118,400
  Accounts payable and accrued expenses        1,492,473     1,277,200
  Due to Affiliated Store                         98,245        26,500
  Payable to Shareholder and Related Entities  1,435,909     1,315,000
                                             -----------   -----------
     Total current liabilities                 3,728,616     3,296,400
                                             -----------   -----------
Note payable to shareholder                    1,480,000     1,705,300
Long-term debt, net of current portion        13,194,022    13,408,100
Obligations under capital leases, net
  of current portion                             458,242       530,300
Deferred income                                  670,951       877,100

SHAREHOLDERS' EQUITY:

Series A Convertible Preferred Stock, $.001
  par value, 500,000 shares authorized and
  outstanding at June 30, 1999 and
  December 31, 1998                            4,740,000     4,740,000
Series B Convertible Preferred Stock, $.001
  par value, 250,000 shares authorized and
  outstanding at June 30, 1999 and
  December 31, 1998                            2,500,000     2,500,000
Options issued in connection with Series A
  Convertible Preferred Stock to purchase
  250,000 shares of common stock                 260,000       260,000
Options issued in connection with financing      174,000       174,000

Common stock, $.001 par value, 10,000,000
  shares authorized, 3,000,000 shares issued
  and outstanding at June 30, 1999 and
  December 31, 1998                                3,000         3,000
Additional paid-in-capital                     3,520,800     3,333,300
Common stock purchase warrants, Class A,
  1,000,000 warrants authorized and
  outstanding at December 31, 1998                  -          187,500
Accumulated deficit                           (3,740,108)   (2,063,700)
                                             -----------   -----------
     Total shareholders' equity                7,457,692     9,134,100
                                             -----------   -----------
Total Liabilities and Shareholders' Equity   $26,989,523   $28,951,300
                                             ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                               1999          1998
                                             -----------   -----------
REVENUES:
  Sportpark Las Vegas                        $ 1,415,390   $      -
  Callaway Golf Center(tm)                       525,767       223,200
  Other                                            6,250        19,400
                                             -----------   -----------
      Total revenues                           1,947,407       242,600

COST OF REVENUES:
  Sportpark Las Vegas                            509,406          -
  Callaway Golf Center(tm)                        98,324        36,300
                                             -----------   -----------
      Total cost of revenues                     607,730        36,300
                                             -----------   -----------
GROSS PROFIT                                   1,339,677       206,300

OPERATING EXPENSES:
  Selling, general and administrative          1,512,908     1,147,375
  Depreciation and amortization                  414,271        66,300
                                             -----------   -----------
         Total operating expenses              1,927,179     1,213,675
                                             -----------   -----------
OPERATING LOSS                                  (587,502)   (1,007,375)

OTHER INCOME (EXPENSE):
  Interest income (expense), net                (350,354)      (52,800)
  Gain on sale of investment in
    All-American Golf, LLC                          -        1,638,900
                                             -----------   -----------
Income (loss) before income taxes
 and minority interest                          (937,856)      578,725

Provision for income taxes                          -             -
                                             -----------   -----------
Income (loss) before minority interest          (937,856)      578,725

Minority Interest                                   -           21,875
                                             -----------   -----------
NET INCOME (LOSS)                               (937,856)      600,600
                                             ===========   ===========

NET INCOME (LOSS) PER SHARE:

 Basic:
  Net income (loss)                          $      (.31)  $       .20
                                             ===========   ===========
 Diluted:
  Net income (loss)                          $      (.31)  $       .19
                                             ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                               1999          1998
                                             -----------   -----------
REVENUES:
  Sportpark Las Vegas                        $ 2,464,878   $      -
  Callaway Golf Center(tm)                     1,008,770       724,900
  Other                                           12,500        30,500
                                             -----------   -----------
      Total revenues                           3,486,148       755,400

COST OF REVENUES:
  Sportpark Las Vegas                            728,840          -
  Callaway Golf Center(tm)                       169,453       112,000
                                             -----------   -----------
      Total cost of revenues                     898,293       112,000
                                             -----------   -----------
GROSS PROFIT                                   2,587,855       643,400

OPERATING EXPENSES:
  Selling, general and administrative          2,774,988     2,076,875
  Depreciation and amortization                  819,114       202,100
                                             -----------   -----------
      Total operating expenses                 3,594,102     2,278,975
                                             -----------   -----------
OPERATING LOSS                                (1,006,247)   (1,635,575)

OTHER INCOME (EXPENSE):
  Interest income (expense), net                (670,161)     (187,900)
  Gain on sale of investment in
    All-American Golf, LLC                          -        1,638,900
                                             -----------   -----------
Loss before income taxes
  and minority interest                       (1,676,408)     (184,575)

Provision for income taxes                          -             -
                                             -----------   -----------
Loss before minority interest                 (1,676,408)     (184,575)

Minority Interest                                   -           76,275
                                             -----------   -----------
NET LOSS                                     $(1,676,408)  $  (108,300)
                                             ===========   ===========

NET LOSS PER SHARE:

  Basic and Diluted:
  Net loss per share                         $      (.56)  $      (.04)
                                             ===========   ===========



See accompanying notes to condensed consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                1999           1998
                                             -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(1,676,408)  $  (108,300)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Minority Interest                             -          (76,275)
      Depreciation and amortization            1,006,893       202,100
      Gain on sale of investment in
  All-American Golf, LLC                            -       (1,638,900)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable   385,465      (348,700)
    Increase in inventory                         (2,982)      (66,800)
    Increase in prepaid expenses and other      (193,964)     (346,725)
    Increase in accounts payable and
      accrued expenses                           215,273     3,760,100
    Increase (decrease) in deferred income      (206,149)       47,400
                                             -----------   -----------
   Net cash provided by (used in) operating
     activities                                 (471,872)    1,423,900
                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                         -      (11,987,700)
  Leasehold improvements expenditures           (540,529)       (2,700)
  Proceeds from sale of interest in
    All-American Golf, LLC                          -        1,250,000
                                             -----------   -----------
   Net cash used in investing activities        (540,529)  (10,740,400)
                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of line of credit                        -         (668,400)
 Proceeds from notes payable                        -        7,500,000
 Increase (decrease) in payable to Affiliated
   Store and Related Entities, net               (44,530)    1,710,300
 Proceeds from note payable to shareholder          -        1,050,000
 Payments on notes payable and notes payable
   to shareholder                               (462,543)     (400,000)
 Principal payments on capital lease
    obligations                                  (64,451)       (3,500)
                                             -----------   -----------
  Net cash provided by (used in)
    financing activities:                       (571,524)    9,188,400
                                             -----------   -----------





See accompanying notes to condensed consolidated financial statements.
                                  (Continued)

               ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Continued)

                                                1999           1998
                                             -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS    $(1,583,925)  $  (128,100)

CASH AND CASH EQUIVALENTS,
  Beginning of period                          2,494,300       130,500
                                             -----------   -----------
CASH AND CASH EQUIVALENTS,
  End of period                              $   910,375   $     2,400
                                             ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for:
    Interest, net of amounts capitalized     $   677,806   $    87,715
                                             ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Equipment acquired through issuance of
    note payable                             $    39,847   $     -
                                             ===========   ===========

  Forgiveness of note payable                $      -      $ 3,000,000
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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 1999 and for all periods presented.

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

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and the Company's report on Form 10-QSB for the quarter ended March 31, 1999.

The Company's current operations consist of the management and operation of a family and sport-oriented theme park under the name "All-American SportPark" located in Las Vegas, Nevada. The Company's first SportPark commenced operations on October 9, 1998. Included in this 65 acre SportPark located on the south end of the Las Vegas "Strip" are major attractions which include:
The Callaway Golf Center(tm) including a 110 tee driving range, Divine Nine(r) golf course and 20,000 square foot club house; All-American SportPark Pavilion, Major League Baseball Slugger Stadium, NASCAR SpeedPark and AllSport Arena.

Sports Entertainment Enterprises, Inc. (formerly known as Las Vegas Discount Golf & Tennis, Inc.)("SPEN"), a publicly traded company owns approximately two-thirds of the Company's common stock and one-third of the Company's convertible preferred stock.

2.  CALLAWAY GOLF CENTER(tm)

Through May 5, 1998, the Company operated the Callaway Golf Center as the managing member of All-American Golf, LLC. The Company owned 80% of the membership units and Callaway Golf Company ("Callaway Golf") owned the remaining 20% of the membership units. The Callaway Golf Center occupies approximately forty-two of the sixty-five acre All-American Sportpark. The Callaway Golf Center(tm) opened to the public on October 1, 1997.

All-American Golf, LLC (the "LLC") was formed by Callaway Golf Company contributing $750,000 of equity capital and loaning the LLC $5,250,000. The Company contributed the value of expenses it incurred relating to the design and construction of the golf center and cash in the combined amount of $3,000,000.

The Company sold its interest in All-American Golf, LLC to Callaway Golf Company on May 5, 1998 but retained the right to repurchase its 80% interest in the LLC for a period of two years on essentially the same financial terms under which it had sold its interest. This sale netted the Company approximately $1.5 million in cash and relieved the Company of approximately $3 million in debt. The Company recorded a gain of $1,638,900 on the disposal of its 80% interest in All-American Golf, LLC.

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

3. SPORTPARK LAS VEGAS LOAN AGREEMENT

On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark executed a trust deed granting a security interest in the leased property to Nevada State Bank to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in the Company as additional collateral. While the Company is in noncompliance with certain debt covenants related to this loan as of June 30, 1999, the lender has indicated in discussions with the Company that the probability of obtaining waivers is very good for these conditions of noncompliance.

4.  EARNINGS PER SHARE AND SHAREHOLDER'S EQUITY

Basic earnings per share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. However, when an entity has a loss from continuing operations, no potential common shares are included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the periods presented except for the three months ended June 30, 1998.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share was 3,000,000 for the three and six-month periods ended June 30, 1999 and 1998. For the three months ended June 30, 1998, the numerator in the calculation of earnings per share is net income of $600,600; the denominator includes the weighted average common shares of 3,000,000 and incremental common shares of $219,000 assuming the conversion of 846,000 stock options at an exercise price of $3.0625 per share. These stock options were considered dilutive because the average market price during the period of $4.132 exceeded the exercise price.

On February 16, 1999, the Board of Directors of the Company approved an award to the President of the Company, Stock Appreciation Rights ("SAR's") as to 125,000 shares independent of any stock option under the Company's 1998 Stock Incentive Plan. The base value of the SAR's shall be equal to $6 per share, however no SAR may be exercised unless and until the market price of the Company's Common Stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The SAR's expire on October 26, 2008. The award of these SAR's had no impact on results of operations for the periods presented in this report.

No other stock options or similar instruments were granted or issued during the six months ended June 30, 1999.

On December 13, 1994, the Company completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. Two of these warrants entitled the holder to purchase one share of the Company's Common Stock for $6.50, $2 above the initial public offering price. These warrants expired unexercised on March 15, 1999.

5.  RELATED PARTY TRANSACTIONS

The Company has unsecured, ten percent notes payable to shareholder of $1,480,000 and $1,705,300 at June 30, 1999 and December 31, 1998,
respectively.  The Company paid $225,300 on these notes payable in late March
1999.

The Company normally has extensive transactions and relationships with SPEN and subsidiaries ("Related Entities"), the chairman and principal shareholder of SPEN, and the retail store owned by the Chairman of SPEN (the "Affiliated Store"). During the six months ended June 30, 1999, no significant transactions occurred with the Related Entities.

6.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment include the following as of June 30, 1999 and December 31, 1998:

                                                 1999          1998
                                              -----------   -----------
      Building                                $17,650,077   $17,592,200
      Land Improvements                         3,182,100     3,127,150
      Furniture and equipment                   1,869,674     1,639,900
      Leased equipment                          1,120,640     1,041,300
      Signs                                       679,634       600,900
      Go-Karts                                    462,780       479,500
      Other                                       446,123       323,350
                                              -----------   -----------
                                               25,411,028    24,804,300
                                              -----------   -----------
      Accumulated depreciation and
        amortization                           (1,076,788)     (290,700)
                                              -----------   -----------
                                              $24,334,240   $24,513,600
                                              ===========   ===========

7.  LEASES

The Company and SPEN share facilities leased from the Chairman of the Board under a non-cancelable operating lease agreement, which expires January 31, 2005. Rent is allocated 50% to the Company and 50% to SPEN. Monthly rent from January to November 1998 was $4,230. From December 1998 through April 1999, the monthly rent was $1,830. Effective May 1999, the monthly rent decreased to $1,130.

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

8.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees that will require the payment of fixed and incentive based compensation.

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

OVERVIEW

The Company's operations consist of the management and operation of a family and sport-oriented theme park under the name "All-American SportPark". Results of operations for the three and six months ended June 30, 1999 include the results of the All-American Sportpark in Las Vegas, Nevada which includes the Sportpark Las Vegas and the Callaway Golf Center. The Sportpark Las Vegas commenced operations on October 9, 1998. The Callaway Golf Center commenced operations in October 1997, the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then repurchased 100% of the Callaway Golf Center on December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues increased to $1,947,407 in 1999 compared to $242,600 in 1998 due to (1) a full three months of operations of the SportPark Las Vegas which was not operational in the second quarter of 1998 and (2) a full quarter of operations at the Callaway Golf Center in 1999 compared to just slightly over one month of operations in the comparable 1998 quarter. Only approximately one month is included in the 1998 second quarter because the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and repurchased 100% of the Callaway Golf Center on December 31, 1998 as more fully described in footnote 2 to the condensed consolidated financial
statements of the Company included elsewhere in this Form 10-Q.   The
Sportpark Las Vegas contributed $1,415,390 to 1999 2nd quarter revenues. The Callaway Golf Center contributed $525,767 to 1999 2nd quarter revenues and $223,300 to 1998 2nd quarter revenues. Other income declined to $6,250 in 1999 from $19,400 in 1998 due primarily to management fees earned by the Company in 1998 to manage the Callaway Golf Center; no management fees were earned in 1999 since the Company now owns 100% of the Callaway Golf Center.

COST OF REVENUES. Cost of revenues was $607,730 in 1999 compared to $36,300 in 1998 due mainly to the operations of the SportPark Las Vegas and Callaway Golf Center noted above.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased to $1,512,908 in 1999 from $1,147,375 in 1998. The increase is due mainly to the operations of the Sportpark Las Vegas, which has necessitated increased staffing and increased sales and marketing costs. A number of different marketing programs and advertising strategies have been developed and implemented to increase awareness and traffic at the All-American SportPark.

DEPRECIATION AND AMORTIZATION. These costs were $414,271 in 1999 compared to $66,300 in 1998 due primarily to the SportPark Las Vegas being in service in 1999 as opposed to under development in 1998.

OTHER INCOME (EXPENSE). Net interest expense was $350,354 in 1999 compared to $52,800 in 1998 due primarily to interest costs on debt secured by the Sportpark Las Vegas which commenced operation in October 1998. Interest costs incurred during the second quarter of 1998 for the SportPark Las Vegas were capitalized due to it being under development. The Company recorded a gain of $1,638,900 in 1998 related to the sale of its 80% interest in the Callaway Golf Center on May 5, 1998 referred to in the discussion of "REVENUES" above.

INCOME TAXES. Due to a net loss for the full calendar year of 1998 and a year to date net loss in 1999, the Company has recorded no tax provision nor has it recorded any tax benefits.

MINORITY INTEREST. Minority interest in 1998 represents Callaway Golf Company's 20% interest in the losses of All-American Golf, LLC which managed and operated the Callaway Golf Center. There is no minority interest in 1999 because the Company now owns 100% of the Callaway Golf Center, which became effective December 31, 1998.

NET INCOME (LOSS). Net loss was $937,856 in 1999 compared to net income of $600,600 in 1998. Excluding the 1998 gain on the sale of the Company's interest in the Callaway Golf Center of $1,638,900, the 1998 net loss was $1,038,300. Hence, the loss for 1998 is mainly attributed to the start-up and fixed costs of the Callaway Golf Center(tm) and administrative costs related to development of the SportPark Las Vegas. The Callaway Golf Center was opened in October 1997. The loss for 1999 is mainly due to start-up, sales and marketing, and other fixed costs of the SportPark Las Vegas which opened in October 1998 and similar reasons for the Callaway Golf Center due to the reacquisition of this facility on December 31, 1998.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues increased to $3,486,148 in 1999 compared to $755,400 in 1998 due (1) a full six months of operations of the SportPark Las Vegas which was not operational in the first six months of 1998 and (2) a full six months of operations at the Callaway Golf Center in 1999 compared to just slightly over four months of operations in the comparable 1998 period. Only approximately four months is included in 1998 because the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and repurchased 100% of the Callaway Golf Center on December 31, 1998 as more fully described in footnote 2 to the condensed consolidated financial statements of the Company included elsewhere in this Form 10-Q. The Sportpark Las Vegas contributed $2,464,878 to 1999 revenues. The Callaway Golf Center contributed $1,008,770 to 1999 revenues and $724,900 to 1998 revenues. Other income declined to $12,500 in 1999 from $30,500 in 1998 due primarily to management fees earned by the Company in 1998 to manage the Callaway Golf Center; no management fees were earned in 1999 since the Company now owns 100% of the Callaway Golf Center.

COST OF REVENUES. Cost of revenues was $898,293 in 1999 compared to $112,000 in 1998 due mainly to the operations of the SportPark Las Vegas and Callaway Golf Center noted above.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased to $2,774,988 in 1999 from $2,076,875 in 1998. The increase is due mainly to the operations of the Sportpark Las Vegas, which has necessitated increased staffing and increased sales and marketing costs. A number of different marketing programs and advertising strategies have been developed and implemented to increase awareness and traffic at the All-American SportPark.

DEPRECIATION AND AMORTIZATION. These costs were $819,114 in 1999 compared to $202,100 in 1998 due mainly to the SportPark Las Vegas being in service in 1999 as opposed to under development in 1998.

OTHER INCOME (EXPENSE). Net interest expense was $670,161 in 1999 compared to $187,900 in 1998 due primarily to interest costs on debt secured by the Sportpark Las Vegas which commenced operation in October 1998. Interest costs incurred during the first half of 1998 for the SportPark Las Vegas were capitalized due to it being under development. The Company recorded a gain of $1,638,900 in 1998 related to the sale of its 80% interest in the Callaway Golf Center on May 5, 1998 referred to in the discussion of "REVENUES" above.

INCOME TAXES. Due to a net loss for the full calendar year of 1998 and a year to date net loss in 1999, the Company has recorded no tax provision nor has it recorded any tax benefits.

MINORITY INTEREST. Minority interest in 1998 represents Callaway Golf Company's 20% interest in the losses of All-American Golf, LLC which managed and operated the Callaway Golf Center. There is no minority interest in 1999 because the Company now owns 100% of the Callaway Golf Center, which became effective December 31, 1998.

NET LOSS. Net loss was $1,676,408 in 1999 compared to $108,300 in 1998. Excluding the 1998 gain on the sale of the Company's interest in the Callaway Golf Center of $1,638,900, the 1998 net loss was $1,747,200. Hence, the loss for 1998 is mainly attributed to the start-up and fixed costs of the Callaway Golf Center(tm) and administrative costs related to development of the SportPark Las Vegas. The Callaway Golf Center was opened in October 1997. The loss for 1999 is mainly due to start-up, sales and marketing, and other fixed costs of the SportPark Las Vegas which opened in October 1998 and similar reasons for the Callaway Golf Center due to the reacquisition of this facility on December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had negative working capital of $1,520,415 as compared to positive working capital of $419,500 at December 31, 1998. Excluding amounts due to/from related parties, the Company had negative working capital of $496,245 at June 30, 1999 compared to positive working capital of $1,488,200 at December 31, 1998 for a decrease of $1,984,445. This decrease in working capital resulted mainly to heavy start up type costs incurred in the first six months of 1999 to operate, promote and market the Sportpark Las Vegas. In addition, working capital was used to acquire certain equipment and leasehold improvements totaling approximately $540,000.

The Company is incurring approximately $280,000 in July and August 1999 to complete the development of the SportPark Las Vegas "Sports Fields" area.
This area is located directly behind the SportPark's Allsport Arena and is to be used primarily as a staging area for group and special events. Group and special events have been and are expected to continue to be a significant source of revenue for the Company. Plans for the "Sports Fields" include a full court regulation size basketball court, regulation sand volleyball court, a 70-yard grass playing field, horseshoe pits and large tented areas for seating and other activities.

The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $670,951 at June 30, 1999 compared to $877,100 at December 31, 1998. A sponsorship fee of $250,000 was received in the first quarter of 1999. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow for the remainder of 1999.

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

On December 31, 1998 the Company purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center(tm) for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Callaway Golf Center generated positive cash flow in the first six months of 1999. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could probably be arranged although there can be no assurance that the Company would be successful in securing such financing.

The Company's Chairman has historically loaned funds to the Company as needed. Such lendings were $1,705,300 at December 31, 1998 and have decreased to $1,480,000 at June 30, 1999. This decrease is due to the Company repaying $225,300 of these loans in late March 1999. The remaining loans are due in the year 2001 and bear interest at ten percent per annum. Interest payments of $221,910 through June 30, 1999 have been deferred, a practice which could continue throughout 1999 if necessary.

OPERATING ACTIVITIES. Net cash used in operating activities was $471,872 for the six months ended June 30, 1999 compared to net cash provided by operating activities of $1,423,900 for the six months ended June 30, 1998. The primary reasons for the difference relates to (1) changes in accounts payable and accrued expenses which increased $3,760,100 in the first six months of 1998 compared to only $215,273 in the comparable period in 1999; (2) a $1,638,900 gain on the sale of the Company's investment in All-American Golf, LLC in 1998; no such transaction occurred in 1999; (3) higher SG&A costs in 1999 due to full operations of the SportPark Las Vegas and the Callaway Golf Center which was not the case in 1998; and (4) offset by higher depreciation of approximately $.9 million in 1999 compared to 1998 and decreases in receivables balances of about $385,000 in 1999 compared to increases in receivables balances in 1998 of approximately $350,000.

INVESTING ACTIVITIES. Net cash used in investing activities was $540,529 and $10,740,400 for the six months ended June 30, 1999 and 1998, respectively. Uses in 1998 relate to development costs to build the Sportpark Las Vegas whereas 1999 relates to normal leasehold improvement and equipment expenditures.

FINANCING ACTIVITIES. Net cash used in financing activities was $571,524 for the six months ended June 30, 1999 compared to net cash provided by financing activities of $9,188,400 for the six months ended June 30, 1998. The primary difference between the two periods is in 1998 when the Company received approximately $9.2 million in financing from third parties and a principal shareholder.

The Company's current and expected sources of working capital are its cash balances, which were $910,375 at June 30, 1999, and cash flow from operations including sponsorship fees and advance deposits of various kinds. The Company has raised considerable capital in the past 2 years for development projects. The SportPark Las Vegas is now operational. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. However, there can be no assurance that such borrowings would be available or at terms acceptable to the Company.
Expansion programs in other locations are not yet planned although expansion is a strategic objective of the Company. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

GAIN ON SALE OF INVESTMENT IN ALL-AMERICAN GOLF, LLC

On May 5, 1998, the Company sold its 80% interest in All-American Golf, LLC to Callaway Golf Company in exchange for $1.5 million in cash and the cancellation of a $3 million collateralized note evidencing amounts loaned to the Company in March 1998 by Callaway, and related accrued interest thereon. In connection with the sale of its membership units, the Company resigned as manager of the LLC and agreed not to compete with the Callaway Golf Center in Clark County, Nevada for a period of two years. The agreement also provided for a buy back option to the Company which enabled it to repurchase its 80% equity ownership for a period of 2 years on essentially the same financial terms that it sold its interest to the Callaway Golf Company. The Company recorded a gain of $1,638,900 on the disposal of its 80% interest in All-American Golf, LLC.

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

YEAR 2000

The Company's accounting system was updated during the first quarter of 1999 and is year 2000 compliant. The Company's All-American SportPark has a number of computerized systems including a point of sale system. The vendors of the various systems have advised management that they are all year 2000 compliant. During the first quarter of 1999, the Company hired a consultant to upgrade all of the Company's other computers and workstations so that they were all year 2000 compliant. The Company will likely incur additional costs in 1999 that are not expected to exceed $10,000.

The Company may be vulnerable to the failure of other companies to be year 2000 compliant. During the fourth quarter of 1998, the Company commenced its assessment of whether third parties with which the Company has material relationships are year 2000 compliant. The Company is continuing to evaluate its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The Company does not have any significant year 2000 issues related to its customers. The Company has initiated formal communications with all of its significant vendors and suppliers with respect to their year 2000 compliance programs and status during the second quarter of 1999.

Although the Company expects its internal systems to be year 2000 compliant, the failure of any of its significant vendors or suppliers to correct a material year 2000 problem could result in an interruption in certain normal business activities and operations.

A reasonably likely worst case scenario would be for a segment of the Company's SportPark to shut down, and depending on which segment(s) was shut down and for how long, the Company's results of operations could be adversely affected. Daytime operations of the Callaway Golf Center(tm) should not be affected at all.

The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or suppliers are not prepared for the year 2000, but the Company intends to complete this process by September 30, 1999. With respect to the overall status of the Company's Year 2000 readiness efforts, the Company estimates that it is approximately 60-70% of the way towards completion of these efforts.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  August 12, 1999               By: /s/ Ronald Boreta
                                         ----------------------------------
                                         Ronald Boreta, President and
                                         Chief Executive Officer


Date:  August 12, 1999               By: /s/ Kirk Hartle
                                         ----------------------------------
                                         Kirk Hartle, Chief Financial
                                         Officer

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE                     Filed herewith
                                                     electronically