Form 10QSB
period 1999-09-30
ALL AMERICAN SPORTPARK INC
filed 1999-11-22
CIK 930245

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 1999




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

                            Yes X             No___

As of November 15, 1999, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                               FORM 10-QSB
                                  INDEX

                                                              Page Number
PART I:  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998                     3

         Condensed Consolidated Statements of Operations -
         Three Months Ended September 30, 1999 and 1998               5

         Condensed Consolidated Statements of Operations -
         Nine Months Ended September 30, 1999 and 1998                6

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1999 and 1998                7

         Notes to Condensed Consolidated Financial Statements         9

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                      13

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                      19

     Item 2.  Changes in Securities                                  19

     Item 3.  Defaults Upon Senior Securities                        19

     Item 4.  Submission of Matters to a Vote of Security
               Holders                                               19

     Item 5.  Other Information                                      19

     Item 6.  Exhibits and Reports on Form 8-K                       19

SIGNATURES                                                           20

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                            September 30,   December 31,
                                                1999           1998
                                             -----------    -----------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $    90,634    $ 2,494,300
  Accounts receivable                            588,235        799,200
  Inventory                                      104,732         99,500
  Due from Affiliated Store                       76,718         14,900
  Prepaid expenses and other                     176,146         50,100
                                             -----------    -----------
     Total current assets                      1,036,465      3,458,000

Leasehold improvements and equipment, net     24,323,748     24,513,600
Due from Related Entities                        526,402        257,900
Note receivable - related party                   20,000         20,000
Deposit for land lease                            37,821        225,600
Debt issuance costs, net                         347,195        393,300
Other assets                                      20,442         82,900
                                             -----------    -----------
     Total assets                            $26,312,073    $28,951,300
                                             ===========    ===========




























See accompanying notes to condensed consolidated financial statements.
                                 (Continued)

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            September 30,    December 31,
                                                1999            1998
                                             -----------     -----------
                                             (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt          $   523,422     $   559,300
  Current portion of obligations under
    capital leases                               163,826         118,400
  Accounts payable and accrued expenses        1,857,054       1,277,200
  Due to Affiliated Store                        102,668          26,500
                                             -----------     -----------
     Total current liabilities                 2,646,970       1,981,400
                                             -----------     -----------

Due to Shareholder and Related Entities        1,473,857       1,315,000
Note payable to shareholder                    1,480,000       1,705,300
Long-term debt, net of current portion        13,126,639      13,408,100
Obligations under capital leases, net
  of current portion                             435,675         530,300
Deferred income                                  499,025         877,100

SHAREHOLDERS' EQUITY:

Series A Convertible Preferred Stock, $.001
  par value, 500,000 shares authorized and
  outstanding at September 30, 1999 and
  December 31, 1998                            4,740,000       4,740,000
Series B Convertible Preferred Stock, $.001
  par value, 250,000 shares authorized and
  outstanding at September 30, 1999 and
  December 31, 1998                            2,500,000       2,500,000
Options issued in connection with Series A
  Convertible Preferred Stock to purchase
  250,000 shares of common stock                 260,000         260,000
Options issued in connection with financing      174,000         174,000

Common stock, $.001 par value, 10,000,000
  shares authorized, 3,000,000 shares issued
  and outstanding at September 30, 1999 and
  December 31, 1998                                3,000           3,000
Additional paid-in-capital                     3,520,800       3,333,300
Common stock purchase warrants, Class A,
  1,000,000 warrants authorized and
  outstanding at December 31, 1998                  -            187,500
Accumulated deficit                           (4,547,893)     (2,063,700)
                                             -----------     -----------
     Total shareholders' equity                6,649,907       9,134,100
                                             -----------     -----------
Total Liabilities and Shareholders' Equity   $26,312,073     $28,951,300
                                             ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                 1999          1998
                                             -----------    -----------
REVENUES:
  SportPark Las Vegas                        $ 1,723,318    $      -
  Callaway Golf Center[TM]                       548,724           -
  Other                                            7,281          6,500
                                             -----------    -----------
      Total revenues                           2,279,323          6,500

COST OF REVENUES:
  SportPark Las Vegas                            801,435           -
  Callaway Golf Center[TM]                       114,618           -
                                             -----------    -----------
      Total cost of revenues                     916,053           -
                                             -----------    -----------
GROSS PROFIT                                   1,363,270          6,500

OPERATING EXPENSES:
  Selling, general and administrative          1,537,223        685,100
  Depreciation and amortization                  424,748           -
                                             -----------    -----------
       Total operating expenses                1,961,971        685,100
                                             -----------    -----------
OPERATING LOSS                                  (598,701)      (678,600)

OTHER INCOME (EXPENSE):
  Interest income (expense), net                (365,916)       (19,000)
                                             -----------    -----------
Loss before income taxes                        (964,617)      (697,600)

Provision (benefit) for income taxes            (156,832)          -
                                             -----------    -----------
NET LOSS                                        (807,785)      (697,600)
                                             ===========    ===========



NET LOSS PER SHARE:

 Basic and Diluted:
  Net loss per share                         $      (.27)   $      (.23)
                                             ===========    ===========









See accompanying notes to condensed consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                1999           1998
                                             -----------    -----------
REVENUES:
  SportPark Las Vegas                        $ 4,188,196    $      -
  Callaway Golf Center[TM]                     1,557,494        724,900
  Other                                           19,781         37,000
                                             -----------    -----------
      Total revenues                           5,765,471        761,900

COST OF REVENUES:
  SportPark Las Vegas                          1,530,275           -
  Callaway Golf Center[TM]                       284,071        112,000
                                             -----------    -----------
      Total cost of revenues                   1,814,346        112,000
                                             -----------    -----------
GROSS PROFIT                                   3,951,125        649,900

OPERATING EXPENSES:
  Selling, general and administrative          4,312,211      2,794,775
  Depreciation and amortization                1,243,862        169,300
                                             -----------    -----------
       Total operating expenses                5,556,073      2,964,075
                                             -----------    -----------
OPERATING LOSS                                (1,604,948)    (2,314,175)

OTHER INCOME (EXPENSE):
  Interest income (expense), net              (1,036,077)      (206,900)
  Gain on sale of investment in
    All-American Golf, LLC                          -         1,638,900
                                             -----------    -----------
Loss before income taxes
  and minority interest                       (2,641,025)      (882,175)

Provision (benefit) for income taxes            (156,832)          -
                                             -----------    -----------
Loss before minority interest                 (2,484,193)      (882,175)

Minority Interest                                   -            76,275
                                             -----------    -----------
NET LOSS                                     $(2,484,193)   $  (805,900)
                                             ===========    ===========



NET LOSS PER SHARE:

  Basic and Diluted:
  Net loss per share                         $      (.83)   $      (.27)
                                             ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                1999           1998
                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(2,484,193)   $  (805,900)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Minority Interest                              -           (76,275)
      Depreciation and amortization            1,431,641        169,300
      Gain on sale of investment in
       All-American Golf, LLC                       -        (1,638,900)

   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable   210,965     (2,456,700)
    Increase in inventory                         (5,232)      (111,700)
    Increase in prepaid expenses and other (104,480) (135,500) Increase in accounts payable and
      accrued expenses                           579,854        828,875
    Increase (decrease) in deferred income      (378,075)         2,500
                                             -----------    -----------
   Net cash used in operating activities        (749,520)    (4,224,300)
                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Project development costs                         -       (15,036,700)
  Leasehold improvements expenditures           (874,596)       (17,600)
  Proceeds from sale of interest in
    All-American Golf, LLC                          -         1,250,000
                                             -----------    -----------
   Net cash used in investing activities        (874,596)   (13,804,300)
                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of line of credit                        -          (668,400)
 Proceeds from notes payable                        -        16,500,000
 Increase (decrease) in payable to Affiliated
   Store and Related Entities, net               (95,295)     1,965,400
 Proceeds from note payable to shareholder          -         1,050,000
 Payments on notes payable and notes payable
   to shareholder                               (582,486)      (900,000)
 Principal payments on capital lease
    obligations                                 (101,769)        (5,200)
                                             -----------    -----------
  Net cash provided by (used in)
    financing activities:                       (779,550)    17,941,800
                                             -----------    -----------





See accompanying notes to condensed consolidated financial statements.
                                  (Continued)

               ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Continued)

                                                1999           1998
                                             -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS    $(2,403,666)   $   (86,800)

CASH AND CASH EQUIVALENTS,
  Beginning of period                          2,494,300        130,500
                                             -----------    -----------
CASH AND CASH EQUIVALENTS,
  End of period                              $    90,634    $    43,700
                                             ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for:
    Interest, net of amounts capitalized     $   913,291    $   262,898
                                             ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Equipment acquired through issuance of
    note payable or capital lease
    obligation                               $    92,417    $      -
                                             ===========    ===========


  Forgiveness of note payable                $      -       $ 3,000,000
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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 1999 and for all periods presented.

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

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and the Company's reports on Form 10-QSB for the quarters ended March 31 and June 30, 1999.

The Company's current operations consist of the management and operation of a family and sport-oriented theme park under the name "All-American SportPark" located in Las Vegas, Nevada. The Company's first SportPark commenced operations on October 9, 1998. Included in this 65 acre SportPark located on the south end of the Las Vegas "Strip" are major attractions which include:
The Callaway Golf Center[TM] including a 110-tee two tiered driving range, Divine Nine[R] golf course and 20,000 square foot club house; All-American SportPark Pavilion, Major League Baseball Slugger Stadium, NASCAR SpeedPark and the Pepsi AllSport Arena.

Sports Entertainment Enterprises, Inc. ("SPEN"), a publicly traded company owns approximately two-thirds of the Company's common stock and one-third of the Company's convertible preferred stock.

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

The Company is not in compliance with certain non-monetary debt covenants related to this loan as of September 30, 1999. Also, because of cash constraints, the Company did not make its September loan payment to the Bank and since then has not made the October or November loan payments. The Bank has notified the Company that failure to make such monthly payments constitutes a default under the terms of the loan; however, the Bank has not filed a formal notice of default. The Company is in continual discussions with the Bank to renegotiate the terms of the loan. As part of these discussions, the Bank and the Company have agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve SportPark performance from revenue, utilization, and cost standpoints. The consultant's report is expected to include complete financial projections and strategic plans; management of the Company believes this is an important step in accelerating achievement of the profit potential of the SportPark. The Company is diligently interviewing several top industry consultants and expects to have one engaged by the end of November 1999 with the work product
available by the end of January 2000.   Management of the Company expects to
complete renegotiations with the Bank once the consultant's work is complete.

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

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share was 3,000,000 for all periods presented.

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

No other stock options or similar instruments were granted or issued during the nine months ended September 30, 1999.

On December 13, 1994, the Company completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. Two of these warrants entitled the holder to purchase one share of the Company's Common Stock for $6.50, $2 above the initial public offering price. These warrants expired unexercised on March 15, 1999.

5.  RELATED PARTY TRANSACTIONS

The Company has unsecured, ten percent notes payable to shareholder of $1,480,000 and $1,705,300 at September 30, 1999 and December 31, 1998,
respectively.  The Company paid $225,300 on these notes payable in late March
1999.

6. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment include the following as of September 30, 1999 and December 31, 1998:

                                                 1999          1998
                                              -----------   -----------
      Building                                $17,650,077   $17,592,200
      Land Improvements                         3,433,569     3,127,150
      Furniture and equipment                   1,909,896     1,639,900
      Leased equipment                          1,223,022     1,041,300
      Signs                                       685,384       600,900
      Go-Karts                                    462,780       479,500
      Other                                       446,573       323,350
                                              -----------   -----------
                                               25,811,301    24,804,300
                                              -----------   -----------
      Accumulated depreciation and
        amortization                           (1,487,553)     (290,700)
                                              -----------   -----------
                                              $24,323,748   $24,513,600
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

The land underlying the All-American SportPark is leased to the Company at a base amount of $52,083 per month allocated $33,173 to the Callaway Golf Center and $18,910 to the SportPark Las Vegas ("SPLV"). Also, the lease has provisions for contingent rent to be paid by the Company upon reaching certain levels of gross revenues at the All-American SportPark. The lease commenced October 1, 1997 for the Callaway Golf Center and February 1, 1998 for SPLV. The terms of both leases are 15 years with two five-year renewal options. Due to cash constraints, the Company negotiated an agreement with the landlord to defer the land lease payments on both the SportPark and Callaway Golf Center beginning September 1999 with no specified ending date. Management of the Company believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to the Company to make such payments.

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

OVERVIEW

The Company's operations consist of the management and operation of a family and sport-oriented theme park under the name "All-American SportPark". Results of operations for the three and nine months ended September 30, 1999 include the results of the All-American SportPark in Las Vegas, Nevada which includes the SportPark Las Vegas and the Callaway Golf Center. The SportPark Las Vegas commenced operations on October 9, 1998. The Callaway Golf Center commenced operations in October 1997, the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then repurchased 100% of the Callaway Golf Center on December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Revenues increased to $2,279,323 in 1999 compared to $6,500 in 1998 due to (1) a full three months of operations of the SportPark Las Vegas which was not operational in the third quarter of 1998 and (2) a full quarter of operations at the Callaway Golf Center in 1999 compared to no operations at the Callaway Golf Center in 1998 because the Company did not own or operate the Golf Center during this period. The Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and repurchased 100% of the Callaway Golf Center on December 31, 1998 as more fully described in footnote 2 to the condensed consolidated financial statements of the Company included elsewhere
in this Form 10-Q.   The SportPark Las Vegas contributed $1,723,318 to 1999
3rd quarter revenues. The Callaway Golf Center contributed $548,724 to 1999 3rd quarter revenues.

     COST OF REVENUES. Cost of revenues was $916,053 in 1999 compared to $0 in 1998 due mainly to the reasons cited above under the heading "REVENUES."

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased to $1,537,223 in 1999 from $685,100 in 1998. The increase is due mainly to the operations of the SportPark Las Vegas and the Callaway Golf Center during this period that did not occur in the comparable period in 1998. The 1998 SG&A costs relate principally to pre-opening costs for the SportPark Las Vegas which opened in October 1998.

     DEPRECIATION AND AMORTIZATION. These costs were $424,748 in 1999 compared to $0 in 1998 due primarily to the SportPark Las Vegas being in service in 1999 as opposed to under development in 1998. Also, the Callaway Golf Center was owned and operated by the Company during the 3rd quarter of 1999 and not in the 3rd quarter of 1998.

     OTHER INCOME (EXPENSE). Net interest expense was $365,916 in 1999 compared to $19,000 in 1998 due primarily to interest costs on debt secured by the SportPark Las Vegas which commenced operation in October 1998. Interest costs incurred during the third quarter of 1998 for the SportPark Las Vegas were capitalized due to it being under development.

     INCOME TAXES. Due to a net loss for the full calendar year of 1998 and a year to date net loss in 1999, the Company has recorded no tax provision. However, the benefit recorded in 1999 relates to a tax refund receivable which arose from the carryback of the 1998 net loss for income tax purposes to 1997 where the Company had net income for income tax purposes; this had resulted from the Company's sale of its franchised retail stores.

     NET LOSS. Net loss was $807,785 in 1999 compared to $697,600 in 1998. The loss for 1998 is mainly attributed to the pre-opening costs of the SportPark Las Vegas. The loss for 1999 is mainly due to continued first year start-up, sales and marketing, and other fixed costs of the SportPark Las Vegas which opened in October 1998. Approximately 89% of the 1999 third quarter net loss is attributable to the SportPark Las Vegas. Even though the Company achieved its highest quarterly revenue total since the SportPark opened in October 1998, direct costs to achieve this revenue level increased in the same proportion. This is mainly due to the Company's efforts to lure large groups to the SportPark to increase awareness and provide an opportunity for return visits by these groups and their employees. This strategy has proven effective in that substantially all of the large groups that staged functions at the SportPark this summer have either contracted for future events or are in discussions with the Company for future events. This strategy has also allowed the Company, particularly with the Hotel/Casino companies, to penetrate the employee bases by offering special promotional admission programs to the SportPark through these company's human resource departments. The Callaway Golf Center accounted for the remainder of the net loss for reasons described above and due to overseeding for two weeks in September which requires the Company to shut down the golf course during that period.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Revenues increased to $5,765,471 in 1999 compared to $761,900 in 1998 due (1) a full nine months of operations of the SportPark Las Vegas which was not operational in the first nine months of 1998 and (2) a full nine months of operations at the Callaway Golf Center in 1999 compared to just slightly over four months of operations in the comparable 1998 period. Only approximately four months is included in 1998 because the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and repurchased 100% of the Callaway Golf Center on December 31, 1998 as more fully described in footnote 2 to the condensed consolidated financial statements of the Company included elsewhere in this Form 10-Q. The SportPark Las Vegas contributed $4,188,196 to 1999 revenues. The Callaway Golf Center contributed $1,557,494 to 1999 revenues and $724,900 to 1998 revenues.

     COST OF REVENUES. Cost of revenues was $1,814,346 in 1999 compared to $112,000 in 1998 due mainly to the operations of the SportPark Las Vegas and Callaway Golf Center noted above under the heading "REVENUES."

     SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased to $4,312,211 in 1999 from $2,794,775 in 1998. The increase is due mainly to the operations of the SportPark Las Vegas, which has necessitated increased staffing and increased sales and marketing costs. A number of different marketing programs and advertising strategies have been developed and implemented to increase awareness and traffic at the All-American SportPark. The 1998 costs relate principally to pre-opening costs for the SportPark Las Vegas and sales, marketing, and start-up costs for the Callaway Golf Center that opened in October 1997.

     DEPRECIATION AND AMORTIZATION. These costs were $1,243,862 in 1999 compared to $169,300 in 1998 due mainly to the SportPark Las Vegas being in service in 1999 as opposed to under development in 1998.

     OTHER INCOME (EXPENSE). Net interest expense was $1,036,077 in 1999 compared to $206,900 in 1998 due primarily to interest costs on debt secured by the SportPark Las Vegas which commenced operation in October 1998.
Interest costs incurred during the first nine months of 1998 for the SportPark Las Vegas were capitalized due to it being under development. The Company recorded a gain of $1,638,900 in 1998 related to the sale of its 80% interest in the Callaway Golf Center on May 5, 1998 referred to in the discussion of "REVENUES" above.

     INCOME TAXES. Due to a net loss for the full calendar year of 1998 and a year to date net loss in 1999, the Company has recorded no tax provision. However, the benefit recorded in 1999 relates to a tax refund receivable which arose from the carryback of the 1998 net loss for income tax purposes to 1997 where the Company had net income for income tax purposes; this had resulted from the Company's sale of its franchised retail stores.

     MINORITY INTEREST. Minority interest in 1998 represents Callaway Golf Company's 20% interest in the losses of All-American Golf, LLC which managed and operated the Callaway Golf Center. There is no minority interest in 1999 because the Company now owns 100% of the Callaway Golf Center, which became effective December 31, 1998.

     NET LOSS. Net loss was $2,484,193 in 1999 compared to $805,900 in 1998. Excluding the 1998 gain on the sale of the Company's interest in the Callaway Golf Center of $1,638,900, the 1998 net loss was $2,444,800. Hence, the loss for 1998 in the first four months of the year is mainly attributed to the start-up and fixed costs of the Callaway Golf Center[TM] and administrative costs related to development of the SportPark Las Vegas. The Callaway Golf Center was opened in October 1997. The loss for 1999 is mainly due to continued first year start-up, sales and marketing, and other fixed costs of the SportPark Las Vegas which opened in October 1998 and similar reasons for the Callaway Golf Center due to the reacquisition of this facility on December 31, 1998. The SportPark accounted for approximately 80% of the 1999 net loss, the Golf Center accounted for approximately 1% of the net loss, and the remainder relates to corporate overhead. The SportPark has spent the majority of 1999 aggressively marketing the SportPark to increase traffic flow and per caps. Included in this program are aggressive sales strategies to lure large groups and special events to the Park which are expected to create the basis for recurring special events and groups returning year after year for company parties. Management of the Company believes the aggressive sales and marketing strategies are working well and will continue to focus on methods to attract and retain customer loyalty. Also, management is continually evaluating new revenue opportunities that provide for a broader and more exciting customer experience as well as better utilize the facility. At the same time, management of the Company has instituted aggressive cost containment strategies that began in September 1999 and will continue until the Company is operating as efficiently as possible. In this regard, the Company is in the process of hiring a well-respected industry consultant to help in evaluating all operational aspects of the SportPark and providing recommendations to improve SportPark performance from revenue, utilization, and cost standpoints. The consultant's report is expected to include complete financial projections and refined strategic plans; management of the Company believes this is an important step in realizing the true potential of the Company's SportPark program. This true potential not only lies in the Las Vegas facility but in accelerating the roll out of the SportPark concept into other markets. Once this consultant finishes this project and at the same time the Company completes its long-term business plan, the Company plans on seeking to raise capital sufficient to build at least one more SportPark and have adequate working capital to continue the expansion process. The Company is diligently interviewing several top industry consultants and expects to have one engaged by the end of November 1999 with the work product completed by the end of January 2000. The Callaway Golf Center has incurred a small year to date loss only because the third quarter is typically not a strong one for the golf business in Las Vegas because of the extreme heat. The Company expects the Golf Center will be profitable in the fourth quarter and generate net income for the full year 1999. Corporate overhead has decreased each quarter in 1999; this trend is expected to continue into the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had negative working capital of $1,610,505 as compared to positive working capital of $1,476,600 at December 31, 1998. This decrease in working capital resulted mainly to heavy first year start-up type costs incurred in the first nine months of 1999 to operate, promote and market the SportPark Las Vegas. In addition, working capital was used to acquire certain equipment and leasehold improvements totaling approximately $875,000.

The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $499,025 at September 30, 1999 compared to $877,100 at December 31, 1998. A sponsorship fee from Pepsi of $250,000 was received in the first quarter of 1999. Another $250,000 sponsorship fee is due from Pepsi in January 2000. It is anticipated, but cannot be guaranteed, that additional sponsorship fees and advances will be a source of cash flow for the remainder of 1999 or 2000.

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

The Company is not in compliance with certain non-monetary debt covenants related to this loan as of September 30, 1999. Also, because of cash constraints, the Company did not make its September loan payment to the Bank and since then has not made the October or November loan payments. The Bank has notified the Company that failure to make such monthly payments constitutes a default under the terms of the loan; however, the Bank has not filed a formal notice of default. The Company has had discussions with the Bank in an attempt to renegotiate the terms of the loan. As part of these discussions, the Bank and the Company have agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve SportPark performance from revenue, utilization, and cost standpoints. The consultant's report is expected to include complete financial projections and strategic plans; management of the Company believes this is an important step in realizing the true potential of the SportPark. The Company is diligently interviewing several top industry consultants and expects to have one engaged by the end of November 1999 with the work product complete by the end of January 2000. It is Management's intention to use the consultant's evaluation as a basis for renegotiating the loan. However, there can be no assurance that the Company will be successful in doing so. Further, the Bank has advised the Company that if the September and October payments and certain late charges and costs are not received by November 22, 1999, that the Bank will proceed to immediately exercise its rights under the loan. The Company is not in a position to make such payments by that date. Management will continue to attempt to work with the Bank to delay any legal proceedings until the loan can be renegotiated. However, there can be no assurance that the Company will be successful in doing so.

In addition to engaging this consultant to evaluate the SportPark Las Vegas and provide recommendations for improving its performance, management of the Company is aggressively pursuing several other opportunities. The Company is developing, with the assistance of independent qualified professionals, a comprehensive business plan that will be used as the basis for seeking financing to accelerate expansion plans into other markets. Several options are being evaluated to raise capital for the Company. Also, management is in discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate the Company's expansion plans; several possible business structures will be evaluated. An important element of the plan will be to increase the Company's exposure in the financial community. Towards that end, management expects to engage a specialist in that field by early December 1999. There can be no assurance that the Company will be successful in its efforts to raise capital for the Company nor can there be any assurance that the Company will be successful in its efforts to structure a relationship with a well-known, established company in its industry to facilitate the Company's expansion plans.

On December 31, 1998 the Company purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center[TM] for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Callaway Golf Center generated positive cash flow in the first nine months of 1999. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could be arranged although there can be no assurance that the Company would be successful in securing such financing.

The Company's Chairman has historically loaned funds to the Company as needed. Such lendings were $1,705,300 at December 31, 1998 and have decreased to $1,480,000 at September 30, 1999. This decrease is due to the Company repaying $225,300 of these loans in late March 1999. The remaining loans are due in the year 2001 and bear interest at ten percent per annum. Interest payments of $259,619 through September 30, 1999 have been deferred, a practice which is expected to continue throughout 1999 and 2000, if necessary.

Operating Activities. Net cash used in operating activities was $749,520 for the nine months ended September 30, 1999 compared to $4,224,300 for the nine months ended September 30, 1998. The primary reasons for the difference relates to (1) a $1,638,900 gain on the sale of the Company's investment in All-American Golf, LLC in 1998; no such transaction occurred in 1999; (2) higher SG&A costs in 1999 due to full operations of the SportPark Las Vegas and the Callaway Golf Center which was not the case in 1998; (3) an approximate $2.5 million increase in receivables in 1998 compared to a $210,000 decrease in 1999; and (4) higher depreciation and amortization of approximately $1.4 million in 1999 compared to $169,000 in 1998.

Investing Activities. Net cash used in investing activities was $874,596 and $13,804,300 for the nine months ended September 30, 1999 and 1998, respectively. Uses in 1998 relate to development costs to build the SportPark Las Vegas whereas 1999 relates to normal leasehold improvement and equipment expenditures.

Financing Activities. Net cash used in financing activities was $779,550 for the nine months ended September 30, 1999 compared to net cash provided by financing activities of $17,941,800 for the nine months ended September 30, 1998. The primary difference between the two periods is in 1998 when the Company received approximately $17.5 million in financing from third parties and a principal shareholder to finance the SportPark Las Vegas.

The Company's current and expected sources of working capital are its cash balances, which were $90,634 at September 30, 1999, and cash flow from operations including sponsorship fees and advance deposits of various kinds. Working capital needs have been helped by deferring payments to the lender on the SportPark, land lease payments to the landlord for both the SportPark and Golf Center, interest and notes payable balances due to the Company's Chairman and the Affiliated Store. These deferrals are expected to continue until the Company is able to raise sufficient capital through the means described previously. The Company has been successful in raising considerable capital in the past 2 years for development projects. The Company believes that any working capital deficiency other than debt service that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. However, there can be no assurance that such borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not yet definitively planned although expansion is a strategic objective of the Company. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

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

The Company may be vulnerable to the failure of other companies to be year 2000 compliant. During the fourth quarter of 1998, the Company commenced its assessment of whether third parties with which the Company has material relationships are year 2000 compliant. The Company is continuing to evaluate its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The Company does not have any significant year 2000 issues related to its customers. The Company has initiated formal communications with all of its significant vendors and suppliers with respect to their year 2000 compliance programs and status during the second quarter of 1999. In late November, 1999 follow-up letters are being sent to vendors and suppliers that have not yet replied or those that have not provided an acceptable reply.

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

The Company has initiated a formal contingency planning process to mitigate the risk to the Company if any vendors or suppliers are not prepared for the year 2000; the Company expects to complete this process by November 30, 1999. With respect to the overall status of the Company's Year 2000 readiness efforts, the Company estimates that it is approximately 85% of the way towards completion of these efforts.

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

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit
Number            Description                   Location

  27      Financial Data Schedule               Filed herewith
                                                electronically

         (b)  Reports on Form 8-K.  None.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL-AMERICAN SPORTPARK, INC.


Date:  November 19, 1999          By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer




Date:  November 19, 1999          By:/s/ Kirk Hartle
                                     Kirk Hartle, Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE                     Filed herewith
                                                     electronically