Form 10KSB
period 1999-12-31
ALL AMERICAN SPORTPARK INC
filed 2000-04-14
CIK 930245

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 1999

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from: _____ to ____

                           Commission File No. 0-024970

                            ALL-AMERICAN SPORTPARK, INC.
         --------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

           NEVADA                                         88-0203976
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                           fication No.)

               6730 South Las Vegas Boulevard, Las Vegas, NV  89119
       --------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.001 PAR VALUE
                        -----------------------------
                            (Title of each class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $7,006,670

As of March 2, 2000, 3,150,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $1,581,250.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                              BUSINESS DEVELOPMENT

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

     The Company was acquired by Sports Entertainment Enterprises, Inc. ("SPEN"), formerly known as Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a publicly traded company, in February 1988, from Vaso Boreta, who was its sole shareholder. As of December 31, 1999, Vaso Boreta owns 22.6% of the outstanding common stock of SPEN, and serves as its Chairman of the Board, President and CEO. He also serves as the Chairman of the Board of the Company. SPEN owns 2,000,000 shares of the Company's common stock, which represents approximately two-thirds of the Company's common stock outstanding. In October 1998, SPEN purchased 250,000 shares of Series B Convertible Preferred Stock of the Company which represents one-third of the Company's outstanding preferred stock.

     In December 1994, the Company completed an initial public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. Two Class A Warrants entitled the holder to purchase one share of Common Stock at an exercise price of $6.50 per share. The net proceeds to the Company from this public offering were approximately $3,684,000. The Class A Warrants expired on March 15, 1999.

     On July 29, 1996, the Company sold 200,000 shares of its newly designated Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of SANYO North America Corporation, for $2,000,000 in cash pursuant to an Investment Agreement between the Company and TOI (the "Agreement"). TOI purchased 300,000 additional shares of Series A Convertible Preferred Stock for an additional $3,000,000 in September and October 1996, pursuant to the Agreement. The Company used the proceeds from these sales to fund part of the development costs of its first All-American SportPark in Las Vegas.

     On December 16, 1996, the Company and its majority shareholder, SPEN, entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" to sell all but one of the four retail stores owned by SPEN, all of SPEN's wholesale operations and the entire franchising business of the Company to Las Vegas Golf & Tennis, Inc., an unaffiliated company. On February 26, 1997, the Company and SPEN completed this transaction, and as a result the

Company's operations, assets and liabilities now relate solely to the development and operation of "All-American SportParks". See "BUSINESS OF THE COMPANY."

     The total sales price for the golf distribution system was $5,354,287 of which $2,603,787 was allocated to SPEN and $2,750,500 was allocated to the Company.

     In connection with the sale of the above-described assets, SPEN and the Company agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at its All-American SportPark business and driving range facilities which it may operate. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, the President of SPEN, Ron Boreta, the President of the Company, and John Boreta, a principal shareholder of SPEN, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada.

     On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company has developed its first All-American SportPark. The property is located on the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and several of Las Vegas' major hotel/casino properties such as Mandalay Bay and the MGM Grand. The property is also adjacent to the new Interstate 215 beltway that will completely encircle the Las Vegas Valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres is home to the All-American SportPark (also known as SportPark Las Vegas, "SPLV") which opened for business in October 1998. See "BUSINESS OF THE COMPANY".

     On June 20, 1997, the lessor of the 65 acre tract agreed with the Company to cancel the original lease and replace it with two separate leases: one lease for the Callaway Golf Center and the second lease for the All-American SportPark. Both leases are fifteen-year leases with options to extend for two additional five-year terms. The lease for the Callaway Golf Center commenced on October 1, 1997 when the golf center opened; base rent is $33,173 per month. The other lease commenced on February 1, 1998 with a base rent of $18,910.

     During June 1997 the Company and Callaway Golf Company formed All-American Golf LLC, a California limited liability company which was owned 80% by the Company and 20% by Callaway Golf Company, and which owned and operated the Callaway Golf Center . In May 1998, the Company sold its 80% interest in All-American Golf LLC to Callaway Golf Company. (See "BUSINESS OF THE COMPANY"). On December 31, 1998 the Company acquired substantially all the assets subject to certain liabilities of All-American Golf, LLC which resulted in the Company owning 100% of the Callaway Golf Center .

     On October 19, 1998 the Company sold 250,000 shares of the Series B Convertible Preferred Stock to SPEN for $2,500,000. SPEN had earlier issued 2,303,290 shares of its Common Stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 stock options for SPEN Common Stock at an exercise price of $1.8392 per share through October 19, 2008. ASI is a Nevada limited liability company whose members include Andre Agassi, a professional tennis player, and Sunbelt Communications Company that is engaged in the broadcasting business including the NBC affiliate in Las Vegas.

BUSINESS OF THE COMPANY

     The Company has developed a concept for family-oriented sports-themed amusement parks named "All-American SportPark". The All-American SportPark is a live-action, 65-acre, sports and entertainment venue located at the south end of the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road. The SportPark is strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 125,000 hotel rooms in Las Vegas, and seven of the top ten largest hotels in the world are within a few miles from the SportPark including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo to name a few. The SportPark is also adjacent to McCarran International Airport that services nearly 35 million visitors annually. The local residential population approximates 1.3 million. The All-American SportPark is comprised of two primary businesses: The All-American SportPark (also known as SportPark Las Vegas, "SPLV"), and the Callaway Golf Center ("CGC").

ALL-AMERICAN SPORTPARK

     The All-American SportPark ("AASP" or "SPLV") opened for business on October 9, 1998 and operates on 23 acres of land. Key attractions and alliances are as follows:

     NASCAR SPEEDPARK. The Company has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the All-American SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California through December 31, 2003.

     As consideration for the license, the Company paid an initial fee of $25,000 and is required to pay a fee of $25,000 for each new SpeedPark opened after the first SpeedPark. In addition, the Company has agreed to pay NASCAR a royalty based on each SpeedPark's gross revenue from racing activities plus a royalty on revenues received from sponsors and promoters of SpeedPark activities. As of December 31, 1999, the Company is current in its required payments to NASCAR.

     The SpeedPark includes three unique tracks to accommodate three styles of racing: (1) the family Challenge track, (2) the adult Performance track and,
(3) the Sprint junior track. The Challenge track is a 1,200 linear foot reversible road course for nine-horsepower go-karts designed for families and children 10 and up; the Performance track is a 2,200 linear foot road course for twenty-horsepower NASCAR-style go-karts designed for youths and adults 16 years and older; the Sprint track is a 500 linear foot figure eight track for adults and smaller children. The SpeedParks are comprised generally of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, the NASCAR Jr. Track, the Tailgater's Dining Circle and the NASCAR Retail Trackside Trailer Merchandising Experience.
Scale model, near emissions-free, gas-powered, stock cars complete with sponsorship graphics and signage compete on the three tracks. The cars are various scale versions of NASCAR replicas each designed and engineered to fit each of the three tracks.

     Jeff Gordon, Inc. In May 1996, the Company entered into an agreement with Jeff Gordon, the 1997 and 1998 NASCAR Winston Cup Champion, 1998 and 1999 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000. According to the original agreement, Mr. Gordon was paid $25,000 for his services during 1996, and is to be paid $25,000 per SpeedPark opening per year with a minimum guarantee over the life of the agreement. Mr. Gordon was also granted options under the Company's stock option plan. On November 20, 1997, the agreement with Mr. Gordon was amended to, among other things, reduce the amount of services to be provided by him, to make his services non-exclusive to the Company, to limit his services to the AASP in Las Vegas and to set his base fee at $25,000 per year. As of December 31, 1999, the Company is current in its payments to Jeff Gordon, Inc. The Company is currently evaluating its extension options under this agreement.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium is a full size replica of a major league ballpark for batting and baseball training.
The Company has been granted a license from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, the Company also has the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium is a nostalgic formatted open-air batting stadium that attempts to duplicate a major league experience for its patrons. Unlike batting cages which are the normal industry standard, the Company's design is a full size stadium that replicates many of the features of a modern baseball stadium. There are 16 batter boxes and 16 on-deck circles. Batters have the option of hitting hard or softballs delivered at five different speeds. Outfield wall replicas of Fenway Park's "Green Monster", Baltimore's Oriole Park at Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball Park in Arlington, Texas are designed to challenge batters to hit the balls out of the park. Completing the Major League experience is authentic turnstiles, classic ballpark food and beverage concessions, and baseball memorabilia. In the advanced planning stage are an electronic scoreboard and specially designed sound systems that provide typical baseball sounds including proprietary designed umpire calls of balls and strikes.

     In December 1994, the Company entered into an agreement with Major League Baseball ("MLB") concerning a license for the use of MLB logos, marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during August 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires on November 30, 2000, subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, the Company agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, the Company must pay $50,000 during such year. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the gross revenue derived from Slugger Stadium. The Company has made the payments required for 1995, 1996 and 1997. As of December 31, 1999, the Company owes MLB approximately $78,000 for 1998 and a portion of the 1999 required payments. A payment arrangement has been established with MLB. The Company expects to meet with MLB in the second quarter of 2000 to renegotiate its licensing agreement.

     ALL-AMERICAN SPORTPARK PAVILION. The 100,000 square foot Pavilion Building includes a multi-purpose sports arena (the "Pepsi Allsport Arena"), specialty retail areas, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service and other Company and tenant operated sports activities including the "Boston Garden Experience" Restaurant & Bar, Augusta National Putting Experience, Namco's Time Out Arcade, "The Rock" Sport Climbing Wall, and All-American SportPark Logo Shop. Other attractions are planned including the RealRide SkatePark and Retail Shop scheduled opening March 17, 2000. The SkatePark will feature the B3 Street Course ramps used in the ESPN X-Games.

     PEPSI ALLSPORT ARENA. At the epicenter of the Pavilion building is the 25,000 square foot Allsport Arena which can be customized from in-line to traditional skating, league play for a variety of sports, an artificial turf indoor playing field, concerts, boxing matches, expos, seminars, cultural and civic events, and large group functions. The Allsport Arena has played host to indoor professional beach volleyball tournaments, professional roller hockey exhibition games, basketball tournaments, tennis matches, ESPN2 Friday Night Fights, annual super bowl parties, large group events featuring top entertainers, corporate rallies, music and entertainment events. It includes a giant 32 foot video display, state of the art audio, video, and lighting system, and movable seating which is adaptable for 1,500 to 3,000 people to view an event. When the arena is not in use for a scheduled event, it accommodates the core business use for in-line skaters who are able to skate to an entertaining multimedia light and sound performance.

     Beginning March 17, 2000, the Allsport Arena will be the site of the RealRide SkatePark featuring the ESPN X-Games B3 Street Course. The Skatepark will be the core business in the Arena when not being used for a scheduled event. RealRide SkatePark is a tenant that will be required to pay the Company percentage rent at escalating rates depending on gross sales levels. In addition to operating the SkatePark, RealRide will also be operating a retail store inside the SportPark Pavilion building. RealRide is responsible for all capital improvements for all facilities it uses and is required to carry appropriate levels of insurance for its operations. Plans are for RealRide SkatePark, at its sole expense, to construct a permanent outdoor SkatePark on the exterior of the SportPark property by summer 2000.

SPONSORSHIP AGREEMENT WITH PEPSI-COLA COMPANY

     In December 1997, the Company entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to all non-alcoholic beverage products, except for certain specialty tenants which may use their products such as Starbucks Coffee Shop, and a few other minor exceptions, in exchange for an annual fee and advertising support expenditures. In addition, the agreement provides that Pepsi will have specified signage rights and the multipurpose arena will be named the AllSport Arena after Pepsi's AllSport drink product. In addition, the agreement provides that Pepsi will provide, without charge, all equipment needed to dispense its products at the SportPark.

     The agreement with Pepsi provides that the Company and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and the SportPark. In addition, Pepsi will have the right to provide three marketing events per year. These events are to be used to promote the business of the Company and Pepsi.

     In consideration for the above rights, Pepsi agreed to pay the Company a fixed payment when any portion of the SportPark was officially opened; an additional payment when the SportPark was 100% completed and all attractions were accessible by the public; and make additional comparable payments on an annual basis for the remaining term of the agreement such that five total payments are received. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement. Pepsi is current in its payments per the terms of the agreement.

AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides that Sportservice has the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the All American SportPark, including the Callaway Golf Center , during the ten year term of the agreement. Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales.

     Sportservice invested approximately $3.85 million into the concessions and operations which includes all food service leasehold improvements. Sportservice is a wholly-owned subsidiary of Delaware North Company. Other Delaware North Companies include the Fleet Center in Boston, and food service clients which include the Ballpark in Arlington, Texas, California Speedway, Miller Park in Milwaukee, Space Port USA at Kennedy Space Center and Yosemite National Park.

     The agreement also provides Sportservice with a right of first refusal for future parks to be built by the Company in consideration for a $100,000 payment. An additional payment of up to $100,000 is due depending on whether Sportservice's development costs for its leasehold improvements and food service assets exceed the estimate of $3.85 million. The Company is awaiting documentation from Sportservice to determine additional monies due, if any.

     CALLAWAY GOLF CENTER. In June 1997, the Company completed a final agreement with Callaway Golf Company ("Callaway Golf") to form a limited liability company named All American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center ," on approximately forty-two (42) acres of land which is inside the All-American SportPark located on approximately sixty-five (65) acres adjacent to Las Vegas Boulevard in Las Vegas. The Callaway Golf Center opened to the public on October 1, 1997.

     The Callaway Golf Center includes a 110-tee driving range in a two-tiered format. The driving range is designed to have the appearance of an actual golf course with ten impact greens and a 1-1/2 acre lake with cascading waterfalls and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the golf center includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the golf center is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system, the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, a restaurant and bar, and an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     The LLC was originally owned 80% by the Company and 20% by Callaway Golf. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. The Company contributed the value of expenses incurred by the Company relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC had a ten year term with interest at ten percent per annum. The principal was due in 60 equal monthly payments commencing five years after the golf center opened.

     The LLC had executed a license agreement with Callaway Golf pursuant to which the LLC licenses the right to use the mark "Callaway Golf Center " from Callaway Golf for an annual royalty not to exceed $50,000. Pursuant to this agreement, Callaway Golf had the right to terminate the agreement at any time without cause on ninety days prior written notice and with payment of $500,000.

     As a result of the sale of its interest in the LLC, on May 5, 1998, the Company had no ownership of or involvement with the Callaway Golf Center until the end of 1998 (as described in the following paragraph), and the Callaway Golf Center was operated separately from the Sport Park Las Vegas. However, the Company had the option to repurchase the 80% membership interest for a period of two years on essentially the same financial terms that it sold its interest. This transaction was completed in order to improve the Company's financial condition which in turn improved the Company's ability to complete the financing needed for the final construction stage of the SportPark Las Vegas and for the business activities going forward.

     On December 31, 1998 AASP acquired substantially all the assets subject to certain liabilities of All-American LLC which managed and operated the Callaway Golf Center . Under terms of the asset purchase agreement, the consideration paid by the Company consisted of payment to Active Media Services $1,000,000 in the form of a $1,000,000 promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to Callaway Golf.

LIABILITY INSURANCE

     The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

     The marketing programs in place for the CGC and the SPLV are separate and distinct. The CGC is focused primarily on the local individual customers with some emphasis on the individual tourist market because of the facility's proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective.

     The CGC, which includes the nine-hole par 3 golf course, driving range, and clubhouse is designed as a country club atmosphere for the general public. This concept may be expanded into various hotel and resort areas throughout the United States and overseas and can also be included in the SportPark opportunities described below or as a stand alone business.

     For the SPLV, differences in the marketing plan for the year 2000 compared to the 1999 plan are (1) marketing efforts will be focused on the resident individual consumers rather than individual tourists, except where it supports group sales and, (2) a major focus will be on group sales. In 1999, more emphasis was placed on attracting individual tourists that did not prove effective. A trend began developing in the latter half of 1999 that indicated increasing demand for group and special events at the SPLV. After thorough analysis by Company management and Management Resources, Inc., an industry consultant hired by the Company in December 1999, the Company determined that it was necessary to close the SPLV to the general public during the slower and less profitable weekdays and reserve such days for group and special events. Effective January 10, 2000, the SPLV closed to the general public Monday through Wednesday, reserving these days for group sale and special event business. Groups generally have the ability and interest in having their events primarily on weekdays whereas the general public did not historically visit the SPLV at the attendance levels necessary to support opening to the general public. The SPLV marketing and sales team has been staffed with experienced professionals in distinct market segments to capitalize on this opportunity. Additionally, the Company has plans for new attractions and changes in product mix to enhance efforts to entice more local resident consumers on normal operating days as well as enhancing the experience for group sale and special event customers.

     Major League Baseball Slugger Stadium is the "Official Batting Stadium of Major League Baseball". The unique baseball stadium concept is expected to be expanded to other locations in the United States and overseas using the prototype installation at the SPLV as a demonstration facility. Considerable market research by management has indicated a large potential market for Slugger Stadium. Possible locations include new gated sites inside major theme parks, attachments to regional and value oriented shopping malls, inside new sports stadium and Major League Ballpark complexes which are either in the planning and design phase or currently under construction and other All-American SportParks or as stand alone sites. Target consumers include the family, adults, softball players and all youth baseball organizations.

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

     The Company's marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the first location in Las Vegas could require considerably more financial resources than the Company presently has and more management and human resources than presently exists at the Company.

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

     In the Las Vegas market, the Company has competition from other golf courses, theme parks, family entertainment centers, and hotel/casinos.
Company management believes it has a competitive advantage in the Las Vegas market because of its strategic location, product branding, alliances, and product mix which is unlike any competitor in the market. Also, with a new focused marketing and sales strategy, the Company believes its aggressive approach will further its goal of becoming the top family sports entertainment venue in Las Vegas.

TRADE NAMES AND TRADEMARKS

     The Company has filed an "intent to use" trademark application for "All-American SportPark" and a related design and "Slugger Stadium". The Company intends to maintain the integrity of the trademarks, other proprietary names and marks against unauthorized use.

EMPLOYEES

   As of March 2, 2000, there were 10 full time employees at the Company's executive offices, 36 at CGC, and 57 at SPLV. There were also 46 part-time employees at the SPLV.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located inside the clubhouse building of the Company's Callaway Golf Center property at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The Company's other principal asset, the SportPark Las Vegas is located adjacent to the CGC at 121 East Sunset Road. The two properties occupy approximately 65 acres of leased land described in
"ITEM 1.  DESCRIPTION OF BUSINESS   BUSINESS DEVELOPMENT."  The CGC was opened
October 1, 1997 and the SPLV was opened October 9, 1998. Both properties are in good condition both structurally and in appearance. The CGC is owned 100% by the Company through a wholly-owned subsidiary, All-American Golf Center, Inc. The SPLV is owned 100% by the Company through a wholly-owned subsidiary, SportPark Las Vegas, Inc.

     A ten-year note payable secured by a first deed of trust exists on the CGC in the original amount of $1 million payable without interest, in quarterly installments of $25,000 beginning December 1998. A fifteen-year note payable secured by a first deed of trust exists on the SPLV in the original amount of $13.5 million with interest at 4% above the Bank's five-year LIBOR rate (9.38% at December 31, 1999) payable in monthly installments of approximately $140,000 beginning November 1998. This note is currently in default. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.")

ITEM 3.  LEGAL PROCEEDINGS.

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

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

     On October 14, 1999, Joel Rubenstein, Oracle One Partners, Inc., and Hal Price, doing business as Mach One Marketing Group, filed a complaint against the Company in the U.S. District Court of the District of Nevada, seeking compensatory damages in the amount of $333,333, as well as an accounting and other relief based on an alleged breach of an agreement to develop sponsors for the SPLV. This case is in the discovery stage.

     On December 22, 1999, Nevada State Bank recorded a formal notice of default with respect to indebtedness alleged to be in default. The bank asserts an unpaid principal balance of $13,049,922 plus late charges, interest and expenses. See ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" for a discussion of the Company's negotiations with Nevada State Bank.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Buildings, filed a complaint against the Company in the District Court of Clark County Nevada against the Company and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. The Company has not yet filed an answer to this complaint. At December 31, 1999, the Company had accrued a liability for the amount claimed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held an annual meeting of shareholders on December 6, 1999. Matters voted upon at the meeting were (1) to elect five directors of the Company to serve until the next annual meeting of shareholders and (2) to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company.

     The votes on the matters were as follows:

     Election of Directors Vaso Boreta, Ronald S. Boreta, William Kilmer and Robert S. Rosburg were all 3,589,306 votes for election and 17,288 withheld. The Series A Convertible Preferred Stock Director, Motoharu Iue was unanimously elected with all 500,000 votes.

     Ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors was 3,592,136 votes for, 11,238 votes against, and 220 abstentions.

     Subsequent of the annual meeting, management of the Company with Board of
Directors approval selected new auditors   Piercy, Bowler, Taylor & Kern
through a formal bid process. This resulted in the dismissal of Arthur Andersen, LLP as the Company's auditors.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ Small-Cap Market under the symbol "AASP." The following table sets forth the closing high and low sales prices of the Common Stock for the periods indicated.

                                                   HIGH       LOW
      -----------------------------              -------    -------
      Year Ended December 31, 1999:
       First Quarter                             $2.000     $1.000
       Second Quarter                            $1.938     $1.031
       Third Quarter                             $1.750     $0.844
       Fourth Quarter                            $2.125     $0.500

      Year Ended December 31, 1998:
       First Quarter                             $5.438     $1.250
       Second Quarter                            $5.375     $2.750
       Third Quarter                             $4.375     $1.500
       Fourth Quarter                            $3.625     $1.125


     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 2, 2000, was 66. This does not include approximately 700 shareholders who hold stock in their accounts at broker/dealers.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this report.

OVERVIEW

     The Company's operations consist of the management and operation of a family and sport-oriented theme park under the name "All-American SportPark". Results of operations for 1999 include results of the All-American SportPark in Las Vegas, Nevada which includes the SportPark Las Vegas and the Callaway Golf Center. The SportPark Las Vegas commenced operations on October 9, 1998. The Callaway Golf Center commenced operations on October 1, 1997, the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then reacquired 100% of the Callaway Golf Center on December 31, 1998.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

     REVENUES. Revenues increased to $7,006,670 in 1999 compared to $1,583,800 in 1998. Revenues from SPLV were $4,814,575 in 1999 compared to $811,400 in 1998. This increase is attributed to (1) a full year of SPLV operations in 1999 compared to only 2-1/2 months in 1998; the SPLV opened for business on October 9, 1998 and (2) group sales revenues in 1999 of about $1.4 million compared to essentially no group sales in 1998. Revenues from the CGC were $2,154,222 in 1999 compared to $724,900 in 1998. The increase for CGC is due mainly to the fact that the Company operated the CGC for just slightly over four months in 1998 compared to a full twelve months in 1999. The CGC commenced operations on October 1, 1997, the Company sold its 80% interest in the CGC on May 5, 1998 and then acquired 100% of the CGC on December 31, 1998.

     OTHER INCOME. Other income in 1999 remained consistent with 1998 and relates primarily to credit card royalty income.

     COST OF REVENUES. Cost of revenues increased by $1,931,618 in 1999 compared to 1998. Cost of revenues as a percentage of revenues was 32% in 1999 compared to 21% in 1998. The increase for 1999 results from a full 12 months of operation for SPLV and CGC in 1999 compared to 2-1/2 and 4 months, respectively, in 1998. The full year of operations for each in 1999 provides for a seasonal blend of costs to revenues which was not the case in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs. The increase to $5,627,371 in 1999 from $2,433,800 in 1998 reflects higher payroll, sales and marketing, and other costs associated with a full twelve months of operation in 1999 at SPLV and CGC compared to 2-1/2 and 4 months, respectively, in 1998. In 1998 compared with 1999, a greater proportion of professional fees were incurred, mostly accounting and legal, related to multiple financing transactions in 1998. In 1999, significantly more sales and marketing costs were incurred in increasing customer traffic to create heightened awareness and repeat visitation to both properties.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1,675,273 in 1999 compared to $464,400 in 1998 due mainly to the SPLV being in operation for a full twelve months in 1999 compared to 2-1/2 in 1998.

     PREOPENING EXPENSES. In 1998, preopening expenses were $1,179,300, which consisted of payroll and operating expenses incurred before opening the SPLV.

     OTHER INCOME (EXPENSE). Net interest expense was $1,523,127 in 1999 compared to $552,000 in 1998. This increase is due mainly to interest on debt associated with the SPLV that was incurred for twelve months in 1999 compared to 2-1/2 in 1998. Interest costs incurred prior to the opening of the SPLV in 1998 were capitalized due to it being under development. The Company recorded a gain of $1,638,900 in 1998 related to the sale of its 80% interest in the CGC on May 5, 1998.

     INCOME TAXES. Due to net losses in 1999 and 1998, the Company has recorded no tax provision. However, the benefit of $269,332 in 1999 relates to (1) a tax refund of $156,832 which arose from the carryback of the 1998 net loss for income tax purposes to 1997 where the Company had net taxable income; this had resulted from the Company's 1997 sale of its franchised retail stores, and (2) $112,500 related to overpayment of taxes from 1997.

     MINORITY INTEREST. Minority interest in 1998 represents Callaway Golf Company's 20% interest in the CGC net loss through May 5, 1998, the date that the Company sold its 80% interest to Callaway Golf Company. On December 31,

1998, the Company acquired 100% of the CGC from Callaway Golf Company and, as a result, there is no minority interest in 1999.

     DISCONTINUED OPERATIONS. The $180,700 in 1998 results from a tax refund relating to a gain on disposal of the Company's franchise operations.

     NET LOSS. The Company incurred a net loss of $3,818,787 in 1999 compared to $1,487,200 in 1998. The net loss for 1998 includes a gain of $1,638,900 resulting from the Company's sale of its interest in All-American Golf, LLC. Excluding this non-recurring transaction, the Company's net loss for 1998 was $3,126,100. The larger net loss in 1999 is due primarily to continued first year start up, sales and marketing, and other fixed costs of the SPLV that opened in October 1998 and similar expenses for the CGC due to the reacquisition of this facility on December 31, 1998. The SPLV accounted for approximately 87% of the 1999 net loss, the CGC accounted for 1%, and the remainder relates to corporate overhead. The Company spent the majority of 1999 aggressively marketing the SPLV to increase traffic flow. Included in this marketing campaign were aggressive sales strategies to lure large groups and special events to the Park which are expected to create the basis for recurring events and groups returning year after year for group parties. Management of the Company is committed to this strategy and will continue to focus on methods to attract and retain customer loyalty. Also, management is continually evaluating new revenue opportunities that provide a more broad and exciting customer experience as well as maximizing the utilization of the Park. At the same time, management has instituted aggressive cost containment strategies that began in September 1999 and will continue until the Company is operating as efficiently as possible. In this regard, in December 1999 the Company hired an amusement industry consultant, Management Resources, Inc. ("MRI") to evaluate all operational and marketing elements of the SPLV. MRI completed Phase I of its report January 2000 and Phase II in February 2000. See further discussion under the heading: "LIQUIDITY AND CAPITAL RESOURCES."

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had a working capital deficit of approximately $14,926,141 compared to positive working capital of $1,488,200 at December 31, 1998. Approximately $13.5 million of the 1999 working capital deficit relates to the note payable secured by a first deed of trust on the SPLV that has been in default since September 1999. Because of the Company's default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. If this note was not classified as all current, the Company's working capital deficit at December 31, 1999 would be about $1.8 million. This decrease in working capital resulted mainly to heavy first year start-up type costs incurred in 1999 to operate, promote and market the SPLV. In addition, working capital was used to acquire certain equipment and leasehold improvements totaling approximately $1 million.

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. For 1998 through August 31, 2003 the loan bears interest of 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the landlord as collateral to protect the leased property from foreclosure. Debt service for this loan approximates $140,000 per month.

     The Company has not been in compliance with certain covenants related to this loan since September 30, 1999. Also, because of cash constraints, the Company did not make its September loan payment to the Bank and since then has not made any loan payments. The Bank has notified the Company that failure to make such monthly payments constitutes a default under the terms of the loan; the Bank filed a formal notice of default on December 22, 1999. The Company has had discussions with the Bank in an attempt to renegotiate the terms of the loan. As part of these discussions, the Bank and the Company agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Bank hired a different industry consultant to review MRI's recommendations. The Company met with the Bank's representative on March 21, 2000 to discuss the results of both reports and begin negotiations of a work-out plan. The Company presented its proposal to the Bank; the Bank is now in the process of evaluating the proposal and is expected to respond by early April 2000. There can be no assurance that the Company will be successful in negotiating a work-out plan with the Bank.

     MRI's report includes detailed revenue and cost projections and a detailed sales and marketing plan. This report suggests (1) refocusing on the local individual customer base rather than individual tourists, (2) focusing significant resources on group sales and special events, (3) adding new products to supplement the performance of the Park during peak operating times (weekends) to maximize revenue, and (4) simplifying and providing consistency in the Park's ticketing programs. Management of the Company believes that the plans included in this report provide the necessary focus and detailed goals and action plans to substantially improve the SportPark's operating results in the Year 2000 and beyond. Although the Company is confident it can eventually achieve profitability and positive cash flow by successfully executing this plan, there can be no assurance that the Company will be successful in doing so.

     In addition to the Plan recommended by MRI, the Company is aggressively pursuing several other opportunities. The Company is developing, with the assistance of independent qualified professionals, a comprehensive business plan that will be used as the basis for seeking financing to either (1) refinance existing debt, (2) infuse sufficient working capital into the Company to insure future success, and (3) accelerate expansion plans into other markets. Several options are being evaluated to raise capital for the Company. Also, management is in discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate the Company's expansion plans; several possible business structures will be evaluated. An important element of the Company's plan will be to increase the Company's exposure in the financial community. There can be no assurance that the Company will be successful in its efforts to raise capital for the Company nor can there be any assurance that the Company will be successful in its efforts to structure a relationship with a well-known, established company in its industry to facilitate the Company's expansion plans.

     There are no planned material capital expenditures in 2000.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $694,396 at December 31, 1999 compared to $877,100 at December 31, 1998. Pursuant to the Company's agreement with Pepsi, the Company received its fourth of five sponsorship installment payments in January 2000. It is anticipated but cannot be guaranteed that other sponsorship fees and advances will be a source of cash flow in 2000.

     On December 31, 1998 the Company purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Golf Center generated positive cash flow in 1999. If required to fund corporate operations, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing.

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Such lendings were $1,705,300 at December 31, 1998 and have increased to $1,777,328 at December 31, 1999. The Company paid back $225,000 of these amounts in late March 1999; the offsetting increase relates to accrued interest payable on the remaining balances outstanding. The loans are due in the year 2001 and bear interest at ten percent per annum. Accrued interest payable of $297,328 at December 31, 1999 has been deferred, a practice which is expected to continue in 2000, if necessary.

     The Company's accounts payable and accrued expenses increased in 1999 to $2,184,624 from $1,277,200 in 1998. The 1999 balance includes $520,280 of accrued interest payable to Nevada State Bank.

     OPERATING ACTIVITIES. During 1999, net cash used in operating activities was $697,710 compared to $3,067,500 in 1998. The primary reasons for the difference relate to (1) more favorable changes in accounts receivable and inventories in 1999 compared to 1998 of approximately $1.5 million, (2) a larger increase in accounts payable and accrued expense balances of approximately $700,000, (3) a $1,638,900 gain on sale of the Company's investment in CGC in 1998; no such transaction occurred in 1999, (4) higher depreciation and amortization of approximately $1.8 million in 1999 compared to $470,000 in 1998, (5) a smaller operating loss in 1999 compared to 1998 by about $270,000, and (5) a decrease in deferred income in 1999 compared to an increase in deferred income in 1998 resulting in a less favorable change in 1999 of about $540,000.

     INVESTING ACTIVITIES. During 1999, net cash used in investing activities totaled $1,000,023 compared to $14,285,600 in 1998. The primary uses of cash for investing activities in 1998 relate to the development of the SportPark. Of the 1999 cash used in investing activities, approximately $765,000 was used at SPLV for leasehold and land improvements, furniture and equipment. Approximately $220,000 was used at the CGC for leasehold improvements.

     FINANCING ACTIVITIES. During 1999, net cash used in financing activities was $677,771 compared to net cash provided by financing activities during 1998 of $19,671,400. The sources of borrowings in 1998 related to increases in notes payable to shareholder, the Nevada State Bank financing of $13,500,000, and to proceeds of $2,500,000 from issuance of Series B preferred stock to SPEN. The 1999 uses relate principally to normal paydowns on various forms of debt.

     The Company's current and expected sources of working capital are its cash balances that were $118,796 at December 31, 1999 and cash flow from operations including sponsorship fees and advance deposits of various kinds. Working capital needs have been helped by deferring payments to the Lender on the SPLV, land lease payments to the landlord for both the SPLV and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

     The Company has raised considerable capital in the past 5 years for development projects. The SportPark is now fully operational and well into its second full year of operation. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it moves into its third full year of operation. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

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

     On December 31, 1998, the Company acquired substantially all of the assets subject to certain liabilities of All-American Golf, LLC that had been managing and operating the Callaway Golf Center. Under terms of this asset purchase agreement, the Company paid Active Media Services, an entity related to Callaway Golf Company, $1,000,000 in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media Services issued a $4 million trade credit to Callaway Golf Company.

YEAR 2000 COMPLIANCE

     The Company's accounting system was updated during the first quarter of 1998 and is year 2000 compliant. The Company experienced no significant problems as a result of the changeover to the Year 2000 and does not expect any residual effects to significantly impact the Company.

SAFE HARBOR PROVISION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulations and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-22 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 16 1999, management of the Company with Board of Directors
approval selected new auditors   Piercy, Bowler, Taylor & Kern   through a
formal bid process. This resulted in the dismissal of Arthur Andersen, LLP as the Company's auditors. For the year ended December 31, 1998, Arthur Andersen, LLP issued a qualified opinion modified as to a going concern uncertainty. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -------------------------------------------------

Vaso Boreta           66     Chairman of the Board

Ronald S. Boreta      37     President, Chief Executive Officer, Treasurer,
                             Secretary  and Director

Robert R. Rosburg     72     Director

William Kilmer        59     Director

Motoharu Iue          61     Director

Kirk Hartle          34      Chief Financial Officer


     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company.

     In February 1998, the Board of Directors of the Company established an audit committee whose members are William Kilmer and Robert Rosburg, both of whom are independent Directors of the Company. The Company presently has no compensation or nominating committee.

     All Directors hold office until the next Annual Meeting of Shareholders.

     Officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

     The following sets forth biographical information as to the business experience of each officer and director of the Company for at least the past five years.

     RONALD S. BORETA has served as President of the Company since 1992, Chief Executive Officer since August 1994, and a Director since its inception in 1984. He also served as an officer and director of the Company's Parent, SPEN, from 1988 until July 1994, and he continues to serve as a director. He has been employed by the Company since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of the Company located in San Francisco, California. Prior to his employment by the Company, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California. Mr. Boreta devotes 100% of his time to the business of the Company.

     VASO BORETA has served as Chairman of the Board of Directors since August 1994, and has been an Officer and Director of the Company since its formation in 1984. He has also been an officer and director of the Company's Parent, SPEN, since 1988. In 1974, Mr. Boreta first opened a specialty business named

"Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. He was one of the first retailers to offer pro-line golf merchandise at a discount. He also developed a major mail order catalog sales program from his original store. Mr. Boreta continues to operate his original store, which has been moved to a new location near the corner of Flamingo and Paradise roads in Las Vegas. Mr. Boreta devotes approximately ten percent of his time to the business of the Company, and the balance to the Company's Parent and to operating his retail store.

     ROBERT R. ROSBURG has served as a Director of the Company since August 1994, and has been a director of the Company's Parent, SPEN, since November 1989. Mr. Rosburg has been a professional golfer since 1953. From 1953 to 1974 he was active on the Professional Golf Association tours, and since 1974 he has played professionally on a limited basis. Since 1975 he has been a sportscaster on ABC Sports golf tournament telecasts. Since 1985 he has also been the Director of Golf for Rams Hill Country Club in Borrego Springs, California. Mr. Rosburg received a Bachelor's Degree in Humanities from Stanford University in 1948.

     WILLIAM KILMER has served as a Director of the Company since August 1994, and has been a director of the Company's Parent, SPEN, since July 1990. Mr. Kilmer is a retired professional football player, having played from 1961 to 1978 for the San Francisco Forty-Niners, the New Orleans Saints and the Washington Redskins. Since 1978, he has toured as a public speaker and also has served as a television analyst. Mr. Kilmer received a Bachelor's Degree in Physical Education from the University of California at Los Angeles.

     MOTOHARU IUE has served as a Director of the Company since April 1997. Mr. Iue has served as Chairman of the Board of Sanyo North America Corporation ("Sanyo") and President of Three Oceans Inc. ("Three Oceans") since October 1996. Mr. Iue previously served as President of Sanyo and as Chairman of the Board of Three Oceans from 1992 to 1996 and served as Chief Executive Officer of Sanyo and Three Oceans until 1999. He currently serves as Executive Director of Sanyo Electric Corp. of Japan. From 1989 to 1992, he was Executive Vice President of Tottori Sanyo Electric Co., Ltd. All three companies are affiliates of Sanyo Electric Co., Ltd. ("Sanyo Electric"), and Three Oceans Inc. is a shareholder of the Company. Mr. Iue has bee a director of Sanyo Electric since 1977.

     KIRK HARTLE has served as Chief Financial Officer of the Company since June 1, 1999 and serves in the same capacity for the Company's Parent, SPEN. Prior to his employment with the Company that began April 5, 1999, Mr. Hartle was a Senior Manager with KPMG LLP. His experience spans over 11 years in public accounting with both KPMG LLP and Deloitte & Touche LLP, 6 of which were in a management capacity. Mr. Hartle is a Nevada CPA and received a Bachelor's Degree in Business Administration-Accounting from the University of Nevada, Las Vegas. He devotes approximately 80% of his time to the business of the Company with the remainder devoted to the Company's Parent, SPEN.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than ten percent of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except that the Form 3 for Kirk Hartle, the Company's Chief Financial Officer, was filed late.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 1999, 1998 and 1997 from the Company:

SUMMARY COMPENSATION TABLE

                                                     LONG-TERM COMPENSATION
                          ANNUAL COMPENSATION                AWARDS
                         ------------------------    -----------------------
                                                                 SECURITIES
                                              OTHER    RE-       UNDERLYING      ALL
                                              ANNUAL   STRICTED  OPTIONS/        OTHER
NAME AND PRINCIPAL                            COMPEN-  STOCK     SARs            COMPEN-
POSITION            YEAR  SALARY     BONUS    SATION   AWARD(S)  (NUMBER)        SATION
------------------  ----  --------  --------  -------  --------- -----------     ------

Ronald S. Boreta,   1999  $121,939    --      $29,301     --       125,000         --
 President and CEO          <FN1>
                    1998  $100,000    --      $39,348     --         --            --
                                               <FN2>
                    1997  $101,000  $100,000  $58,183     --       110,000        $4,231
                                      <FN3>                                        <FN4>

Kevin B. Donovan,   1998  $100,000    --      $ 6,410     --         --            --
 Vice President                                <FN5>
 of New Business    1997  $117,166  $ 25,000  $ 6,212     --        10,000         --
 Development
_______________

<FN1>
Includes $21,074 deferred by Ron Boreta until such time as the Company's cash flow is stabilized.  This election was made by Ron Boreta in September 1999.
<FN2>
Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf.  For
1999, these amounts were $13,446 for club memberships, $7,188 for an automobile, and $8,667 to the Company's Supplemental Retirement Plan.  For 1998, these amounts were $11,148 for club memberships, $7,200 for an automobile and $21,000 to the Company's Supplemental Retirement Plan.
<FN3>
Ronald Boreta received $68,202 of this bonus in 1998.
<FN4>
Represents premiums paid on a life insurance policy for Ronald S. Boreta's benefit.
<FN5>
Represents $6,410 paid for an automobile provided for Mr. Donovan's personal use.  Mr. Donovan's employment as Vice President of New Business Development ended in 1998.








           OPTION/SAR GRANTS IN LAST FISCAL YEAR - INDIVIDUAL GRANTS

                                       PERCENT
                       NUMBER OF       OF TOTAL
                       SECURITIES     OPTIONS/SARs
                       UNDERLYING      GRANTED TO     EXERCISE
                       OPTIONS/SARs   EMPLOYEES IN    OR BASE     EXPIRATION
     NAME              GRANTED(#)     FISCAL YEAR    PRICE($/SH)     DATE
----------------       -----------    -----------   ----------    ----------
Ronald S. Boreta (1)     125,000          71%        $  6.00       10/26/08

(1) Represents Stock Appreciation Rights (SAR's) as to 125,000 shares independent of any stock option under the Company's 1998 Stock Incentive Plan. The base is equal to $6 per share, however no SAR may be exercised unless and until the market price of AASP's Common Stock equals or exceeds $10 per share. The maximum amount to be paid on the exercise of all 125,000 SAR's is $500,000.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/       EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
----------------   --------    --------    ---------------   ---------------

Ronald S. Boreta      -0-        -0-       325,000/125,000       $0 / $0

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

EMPLOYMENT AGREEMENTS

     Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 for the year ended December 31, 1996 and returned to $100,000 for the year ended December 31, 1997. Beginning September 1999, Mr. Boreta elected to defer half of his base salary until such time as the Company's cash flow stabilizes and the work-out plan with the Bank is consummated. The employment agreement is automatically extended for additional one year periods unless 60 days' notice of the intention not to extend is given by either party. In addition to his base salary, Ronald S. Boreta also will receive a royalty equal to 2% of all gross revenues directly related to the All-American SportPark and Slugger Stadium concepts. However, such royalty is only payable to the extent that the Company's annual consolidated income before taxes after the payment of the royalty exceeds

$1,000,000. Ronald S. Boreta also receives the use of an automobile, for which the Company pays all expenses, and full medical and dental coverage.
The Company also pays all dues and expenses for membership at two local country clubs at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

     In June 1997, a majority of the Company's Board of Directors awarded a $100,000 bonus to Ronald S. Boreta for his extraordinary services related to the raising of capital and development of the Company's All-American SportPark. $68,202 of this bonus was paid in October 1998.

     Effective October 1, 1996, the Company entered into a one-year employment agreement with Kevin B. Donovan, pursuant to which he received a base salary of $100,000 per year. In addition to his base salary, Mr. Donovan received a $25,000 bonus upon the opening of a portion of the All-American SportPark, and received a commission of 5% of all sponsorship sales related to the All-American SportPark. Mr. Donovan also received the use of an automobile provided by the Company. Mr. Donovan's employment agreement ended on September 30, 1997, but his employment continued on the same terms through November 10, 1998 when Mr. Donovan's employment terminated.

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

     In August 1994, the Board of Directors granted stock options to the following persons who were then Officers and Directors of the Company, to purchase shares of the Company's Common Stock at $5.00 per share. On June 9, 1997, each of these options (except Charles Hohl's) were reissued at an exercise price of $3.0625. These options expired on August 8, 1999.

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

     In April 1996, the Company's Board of Directors approved increases in the number of shares of Common Stock that may be issued under the Plan from 500,000 to 700,000, subject to approval by the Company's shareholders within one year. Shareholder approval was obtained in April 1997. Also in April 1996, the Company's Board of Directors granted stock options as indicated below that are all 100% vested, expire at various dates in April 2001, and were still outstanding as of March 20, 2000.


                     RELATIONSHIP             SHARES SUBJECT    EXERCISE
      NAME           TO THE COMPANY           TO OPTION         PRICE
----------------     --------------------     --------------    --------
Joel Rubenstein      Consultant                   10,000        $3.0625
Ronald S. Boreta     Officer and Director        125,000        $3.0625
Ronald S. Boreta     Officer and Director        200,000        $3.0625
Ted Abbruzzese       Consultant                   10,000        $3.0625
Jeff Gordon          Consultant                   10,000        $3.0625
Hal Price            Consultant                    1,000        $3.0625

     In October 1999, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $0.65625 per share which is equivalent to the closing market price on the date of grant. The option vests as to 25,000 shares on April 5, 2000 and the remaining 25,000 shares vest on April 5, 2001. This option expires October 28, 2004.

401(k) PLAN

     The Company's Parent, SPEN maintains a 401(k) employee retirement and savings program (the "401(k) Plan") which covers the Company's employees. Under the 401(k) Plan, an employee may contribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the plan. The Company's Parent makes matching contributions equal to 50% of participants' contributions up to six percent of the participants' salary.

SUPPLEMENTAL RETIREMENT PLAN

     In November 1996, the Company and its majority shareholder, SPEN established a Supplemental Retirement Plan, pursuant to which certain employees selected by the Company's Chief Executive Officer receive benefits based on the amount of compensation elected to be deferred by the employee and the amount of contributions made on behalf of the employee by the Company. Company contributions to the Supplemental Retirement Plan are immediately vested for Category I employees, and vest 20% per year of employment for

Category II employees. Vested amounts under the Supplemental Retirement Plan are paid out over 5 to 20 years upon retirement, disability, death or termination of employment.

     For 1999 and 1998, Ronald S. Boreta (the President of the Company) was designated as a Category I employee. The Company made contributions to the Supplemental Retirement Plan on behalf of Ronald S. Boreta in the amount of $8,667 and $25,000 for 1999 and 1998, respectively.

     The Company's Board of Directors has not yet determined the amounts, if any, which will be contributed to the Supplemental Retirement Plan for 2000.

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

GENERAL

     The Plan is administered and awards are granted by the Company's Board of Directors (the "Board"). Key employees of the Company and its subsidiaries and other persons or entities, not employees of the Company and its subsidiaries, who are in a position to make a significant contribution to the success of the Company or its subsidiaries are eligible to receive awards under the Plan. In addition, individuals who have accepted offers of employment from the Company and who the Company reasonably believes will be key employees upon commencing employment with the Company ("New Hires") are eligible to receive awards under the Plan.

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

     On February 16, 1999, the Board of Directors of the Company approved an award to Ron Boreta, President of the Company, Stock Appreciation Rights ("SAR's") as to 125,000 shares independent of any stock option under the Company's 1998 Stock Incentive Plan. The base value of the SAR's shall be equal to $6 per share, however no SAR may be exercised unless and until the market price of the Company's Common Stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The SAR's expire on October 26, 2008.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group.
Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
  NAME AND ADDRESS                NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP         OF CLASS
-------------------------         ---------------          --------
Sports Entertainment
  Enterprises, Inc.                  2,250,000 (1)           66.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Ronald S. Boreta                       325,000 (2)            9.4%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Vaso Boreta                                  0 (3)             --
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Kirk Hartle                             25,000 (2)             .7%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                            0 (3)             --
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                               0 (3)             --
1500 Sea Breeze Boulevard
Ft. Lauderdale, FL  33316

Motoharu Iue                                 0 (4)             --
666 - 5th Avenue
New York, New York  10103

Three Oceans Inc.                      750,000 (5)           19.2%
2001 Sanyo Avenue
San Diego, California  92173

All Directors and Officers             350,000 (6)           10.0%
as a Group (6 persons)
___________________

(1) Includes 2,000,000 shares of Common Stock and 250,000 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock held by Sports Entertainment Enterprises, Inc.

     Sports Entertainment Enterprises, Inc. is a publicly-held corporation of which Vaso Boreta is President, Director and a principal shareholder; Ronald S. Boreta is a Director and a principal shareholder; and Robert R. Rosburg and William Kilmer are Directors. In addition, John Boreta, a son of Vaso Boreta, and Boreta Enterprises Ltd., a limited liability company owned by Vaso, Ronald and John Boreta, are principal shareholders of Sports Entertainment Enterprises, Inc. The following sets forth the percentage ownership beneficially held by such persons in Sports Entertainment Enterprises, Inc.:

                    Vaso Boreta                 22.6%
                    Ronald S. Boreta            20.5%
                    Robert Rosburg               0.1%
                    William Kilmer               0.1%
                    John Boreta                 12.8%
                    Boreta Enterprises Ltd.     16.0%

     Boreta Enterprises Ltd percentage ownership is as follows:

                    Ronald S. Boreta           68.81%
                    John Boreta                30.13%
                    Vaso Boreta                 1.06%

(2) Represents shares underlying options exercisable within 60 days held by the named person. Does not include shares held by Sports Entertainment Enterprises, Inc. of which such person is an Officer, Director and/or principal shareholder.

(3) Does not include shares held by Sports Entertainment Enterprises, Inc. of which such person is an Officer, Director and/or principal shareholder.

(4) Mr. Iue is President of Three Oceans, Inc. and the shares held by Three Oceans, Inc. are not being treated as beneficially owned by Mr. Iue.

(5) Represents 500,000 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock held by Three Oceans Inc. and 250,000 shares underlying stock options held by Three Oceans, Inc.

(6) Includes shares beneficially held by the six named Directors and executive officers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Sports Entertainment Enterprises, Inc. ("SPEN"), a publicly-held corporation, owns 66.7% of the Company's outstanding Common Stock and 250,000 shares of Series B Convertible Preferred Stock. Vaso Boreta, the Company's Chairman of the Board, is an Officer, Director and principal shareholder of SPEN. Ronald S. Boreta, President and a Director of the Company, is a Director and principal shareholder of SPEN. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of SPEN. In addition, John Boreta, the son of Vaso Boreta and the brother of Ronald S. Boreta, is a principal shareholder of SPEN.

     The Company has extensive transactions and relationships with SPEN and subsidiaries ("Related Entities"), Vaso Boreta, the golf retail store owned by Vaso Boreta (the "Paradise Store") and the SAGS which is the golf retail store in the Callaway Golf Center owned by Ronald S. Boreta and John Boreta (the "Affiliated Stores"). The Paradise Store operates in Las Vegas, Nevada. The types of activities that are shared amongst all of these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

     The Company has unsecured, ten percent notes payable of $230,000 and $455,300 for December 31, 1999 and 1998 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Paradise Store obtained from a bank to fund these loans to the Company. Accrued interest payable of $62,712 and $35,500 at December 31, 1999 and 1998, respectively, is included with the note payable. Interest payments of $27,212 and $35,500 have been deferred in 1999 and 1998, respectively, a practice which is expected to continue in 2000 if necessary.

     The Company has unsecured, ten percent notes payable of $1,250,000 as of December 31, 1999 and 1998 with Vaso Boreta. These notes are due at various dates from November 30, 2000 to July 20, 2001. Amounts due in 2000 are $200,000 with the balance due in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings which Vaso Boreta obtained from a bank to fund these loans to the Company. Accrued interest payable of $234,616 and $107,200 at December 31, 1999 and 1998, respectively, is included in the balance due. Interest payments of $127,397 and $102,200 have been deferred in 1999 and 1998, respectively, a practice which is expected to continue in 2000 if necessary.

     During September 1997, a majority of the Board of Directors of the Company agreed to sell the Company's rights to the St. Andrews name to Boreta Enterprises, Ltd. for a $20,000 promissory note since the Company has committed all of its efforts to the development and management of the All-American SportPark and no longer intends to engage in the business of selling golf equipment or apparel.

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank. The loan is for 15 years with interest measured at a fixed rate of 4% above the lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. For 1998 through August 31, 2003 the loan bears interest of 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed. The Company and SPEN are corporate guarantors on this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the landlord as collateral to protect the leased property from foreclosure and the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

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

3.3         Revised Bylaws                 Incorporated by reference to
                                           Exhibit 3.3 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

3.4         Certificate of Amendment       Incorporated by reference to
            Articles of Incorporation      Exhibit 3.4 to the Registrant's
            Series A Convertible           Annual Report on Form 10-KSB for
            Preferred                      the year ended December 31, 1998

3.5         Certificate of Designation     Incorporated by reference to
            Series B Convertible           Exhibit 3.5 to the Registrant's
            Preferred                      Annual Report on Form 10-KSB for
                                           the year ended December 31, 1998

3.6         Certificate of Amendment to    Incorporated by reference to
            Articles of Incorporation -    Exhibit 3.6 to the Registrant's
            Name change                    Annual Report on Form 10-KSB for
                                           the year ended December 31, 1998

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

10.23       Promissory Note of All-        Incorporated by reference to
            American SportPark, Inc.       Exhibit 10.23 to the Registrant's
            for $3 million payable to      Annual Report on Form 10-KSB for
            Callaway Golf Company          the year ended December 31, 1998

10.24       Guaranty of Note to            Incorporated by reference to
            Callaway Golf Company          Exhibit 10.24 to the Registrant's
                                           Annual Report on Form 10-KSB for
                                           the year ended December 31, 1998

10.25       Forbearance Agreement dated    Incorporated by reference to
            March 18, 1998 with Callaway   Exhibit 10.25 to the Registrant's
            Golf Company                   Annual Report on Form 10-KSB for
                                           the year ended December 31, 1998

10.26       Amendment No. 2 to License     Incorporated by reference to
            Agreement with National        Exhibit 10.26 to the Registrant's
            Assoc, for Stock Car Auto      Annual Report on Form 10-KSB for
            Racing, Inc.                   the year ended December 31, 1998

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

27          Financial Data Schedule        Filed electronically herewith

     (b) REPORTS ON FORM 8-K. A Form 8-K was filed on December 16, 1999 to report a change in the Company's certifying accountants. No other reports on Form 8-K were filed during the quarter ended December 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of All-American SportPark, Inc.:

We have audited the accompanying consolidated balance sheet of ALL-AMERICAN SPORTPARK, INC. (formerly Saint Andrews Golf Corporation, a Nevada Corporation) and subsidiaries (the "Company") as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the consolidated financial statements, the Company has had recurring operating losses from continuing operations and has generated negative cash flow from continuing operations for the year ended December 31, 1999, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Piercy Bowler Taylor & Kern
                                    PIERCY BOWLER TAYLOR & KERN


Las Vegas, Nevada
March 17, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of All-American SportPark, Inc.:

We have audited the accompanying consolidated balance sheet of ALL-AMERICAN SPORTPARK, INC. (formerly Saint Andrews Golf Corporation, a Nevada Corporation) and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discusssed in Note 1d to the consolidated financial statements, the Company has had recurring operating losses from continuing operations and generated negative cash flow from continuing operations for the year ended December 31, 1998, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Las Vegas, Nevada
March 24, 1999

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,
                                                    1999            1998
                                                -----------     -----------

ASSETS

Current assets:
  Cash and cash equivalents                     $   118,796     $ 2,494,300
  Accounts receivable                               122,847         799,200
  Inventory                                          52,796          99,500
  Prepaid expenses and other                        231,251          50,100
                                                -----------     -----------

     Total current assets                           525,690       3,443,100

Leasehold improvements and equipment, net        24,040,832      24,513,600
Due from related entities                           588,051         257,900
Due from affiliated stores                          123,243          14,900
Note receivable - related party                      20,000          20,000
Debt issuance costs, net                            353,425         393,300
Deposit for land lease                               37,821         225,600
Other assets                                         21,311          82,900
                                                -----------     -----------
     Total assets                               $25,710,373     $28,951,300
                                                ===========     ===========


























The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                         DECEMBER 31,
                                                    1999            1998
                                                -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt             $13,102,310     $   559,300
  Current portion of obligations under
    capital leases                                  164,897         118,400
  Accounts payable and accrued expenses           2,184,624       1,277,200
                                                -----------     -----------
     Total current liabilities                   15,451,831       1,954,900

Note payable to shareholder                       1,484,616       1,357,200
Due to affiliated stores                            408,254         517,300
Due to related entities                           1,389,931       1,172,300
Long-term debt, net of current portion              570,527      13,408,100
Obligation under capital leases, net
  of current portion                                395,505         530,300
Deferred income                                     694,396         877,100
                                                -----------     -----------
     Total liabilities                           20,395,060      19,817,200

Shareholders' equity:
  Series A Convertible Preferred stock, $.001
   par value, 500,000 shares authorized and
   outstanding at December 31, 1999 and 1998      4,740,000       4,740,000
  Series B Convertible Preferred Stock, $.001
   par value, 250,000 shares authorized and
   outstanding at December 31, 1999 and 1998      2,500,000       2,500,000
  Options issued in connection with Series A
   Convertible Preferred Stock to purchase
   250,000 shares of Common stock                   260,000         260,000
  Options issued in connection with
   financing                                        174,000         174,000
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,000,000 shares
   issued and outstanding at December 31,
   1999 and 1998                                      3,000           3,000
  Additional paid-in-capital                      3,520,800       3,333,300
  Common stock purchase warrants, 0 and
   1,000,000 authorized and outstanding
   at December 31, 1999 and 1998                       -            187,500
  Accumulated deficit                            (5,882,487)     (2,063,700)
                                                -----------     -----------
     Total shareholders' equity                   5,315,313       9,134,100

     Total liabilities and shareholders'
      equity                                    $25,710,373     $28,951,300
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         DECEMBER 31,
                                                    1999            1998
                                                -----------     -----------
Revenues:
  SportPark Las Vegas                           $ 4,814,575     $   811,400
  Callaway Golf Center[TM]                        2,154,222         724,900
  Other                                              37,873          47,500
                                                -----------     -----------
     Total revenues                               7,006,670       1,583,800

Cost of Revenues:
  SportPark Las Vegas                             1,845,074         225,400
  Callaway Golf Center[TM]                          423,944         112,000
                                                -----------     -----------
     Total cost of revenues                       2,269,018         337,400

     Gross profit                                 4,737,652       1,246,400

Operating expenses:
  Selling, general and administrative             5,627,371       2,433,800
  Depreciation and amortization                   1,675,273         464,400
  Preopening expenses                                  -          1,179,300
                                                -----------     -----------
     Total operating expenses                     7,302,644       4,077,500

Operating loss                                   (2,564,992)     (2,831,100)

Other income (expense):
  Interest income (expense), net                 (1,523,127)       (552,000)
  Gain on sale of interest in All-American
   Golf, LLC                                           -          1,638,900
                                                -----------     -----------
Loss from continuing operations before
   income taxes and minority interest            (4,088,119)     (1,744,200)
Provision (benefit) for income taxes               (269,332)           -
                                                -----------     -----------
Loss from continuing operations before
  minority interest                              (3,818,787)     (1,744,200)
Minority interest in loss of subsidiary                -             76,300

DISCONTINUED OPERATIONS:
  Gain on disposal of franchise operations             -            180,700
                                                -----------     -----------
Income from discontinued operations                    -            180,700
                                                -----------     -----------
     Net loss                                    (3,818,787)     (1,487,200)
                                                ===========     ===========
NET LOSS PER SHARE:
  Basic and Diluted:
   Loss from continuing operations              $     (1.27)    $     (0.56)
   Income from discontinued operations                 -               0.06
                                                -----------     -----------
     Net loss per share                         $     (1.27)    $     (0.50)
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                  COMMON                           COMMON
                                  STOCK               ADDITIONAL   STOCK
                     PREFERRED    PURCHASE   COMMON   PAID-IN      PURCHASE   ACCUMULATED
                     STOCK        OPTIONS    STOCK    CAPITAL      WARRANTS   DEFICIT        TOTAL
                     ----------   --------   ------   ----------   --------   -----------    ----------
Balance,
December 31, 1997    $4,740,000   $260,000   $3,000   $3,333,300   $187,500   $(  576,500)   $7,947,300

Series B
Preferred Stock       2,500,000                                                               2,500,000

Options issued                     174,000                                                      174,000

Net loss                                                                       (1,487,200)   (1,487,200)
                     ----------   --------   ------   ----------   --------   -----------    ----------
Balance,
December 31, 1998    7,240,000     434,000    3,000    3,333,300    187,500    (2,063,700)    9,134,100

Expiration of
 common stock
 purchase warrants                                       187,500   (187,500)                       -

Net loss                                                                       (3,818,787)   (3,818,787)
                     ----------   --------   ------   ----------   --------   -----------    ----------

Balance
December 31, 1999    $7,240,000   $434,000   $3,000   $3,520,800   $  -       $(5,882,487)   $5,315,313
                     ==========   ========   ======   ==========   ========   ===========    ==========


















The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    1999            1998
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(3,818,787)    $(1,487,200)
  Adjustment to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                 1,675,294         470,400
    Amortization of land lease deposit              187,779            -
    Gain on sale of investment in Callaway
     Golf Center[TM]                                   -         (1,638,900)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable      606,142        (789,900)
    (Increase) decrease in inventories               46,704         (99,500)
    Decrease in due from officer                       -              3,000
    Increase in prepaid expenses and other         (119,562)       (100,800)
    Increase in accounts payable and accrued
     expenses                                       907,424         215,100
    Increase (decrease) in deferred income         (182,704)        360,300
                                                -----------     -----------
     Net cash used in operating activities         (697,710)     (3,067,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of interest in 80%
   owned subsidiary                                    -          1,204,500
  Leasehold improvements expenditures            (1,000,023)    (15,490,100)
                                                -----------     -----------
     Net cash used in investing activities       (1,000,023)    (14,285,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to Affiliated
   Stores and Related Entities                     (329,909)      1,176,800
  Payments on notes payable and notes payable
    to shareholder and related entity              (206,994)     (1,362,100)
  Loan fees paid                                       -           (226,200)
  Proceeds from issuance of Series B
   Preferred Stock                                     -          2,500,000
  Payments on bank line of credit                      -           (668,400)
  Proceeds from notes payable and note
    payable to shareholder and related entity          -         18,335,300
  Principal payments on capital leases             (140,868)        (84,000)
                                                -----------     -----------
     Net cash provided by (used in) financing
      activities                                   (677,771)     19,671,400
                                                -----------     -----------
NET INCREASE(DECREASE)IN CASH AND CASH
  EQUIVALENTS                                    (2,375,504)      2,318,300
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, Beginning of year      2,494,300         176,000
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, End of year              118,796       2,494,300
                                                ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
   Interest, net of amounts capitalized             901,888         321,900
                                                ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment financed through notes and capital
    leases                                           92,417         699,600
                                                ===========     ===========
  Issuance of stock options in connection with
    financing                                          -            174,000
                                                ===========     ===========
  Asset acquisition through reduction in
    note receivable                                  70,211            -
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. ("AASP") (formerly Saint Andrews Golf Corporation), a Nevada corporation, include the accounts of AASP and its subsidiaries, SportPark Las Vegas, Inc. ("SPLV") and All-American Golf Center, Inc. ("AAGC"), both Nevada corporations, collectively the "Company". All significant intercompany accounts and transactions have been eliminated. The operations of the All-American SportPark facility are included in SPLV. The operations of the Callaway Golf Center are included in AAGC.

     b.  COMPANY BACKGROUND AND PRIMARY BUSINESS ACTIVITIES

Until December 13, 1994, AASP was a wholly-owned subsidiary of Las Vegas Discount Golf & Tennis, Inc. ("LVDG") which is now known as Sports Entertainment Enterprises, Inc. ("SPEN"), a public company. On December 13, 1994, the Company completed an initial public offering of 1,000,000 Units (representing one-third of the post offering shares outstanding) at a price of $4.50 per Unit, each Unit consisting of one share of common stock and one Class A Warrant. The net proceeds of this offering were $3,683,800. Two Class A Common Stock Purchase Warrants entitled the holders to purchase one share of the Company's common stock for $6.50 per share. These Warrants expired in March 1999. As of December 31, 1999, SPEN owns two-thirds (2/3) of the Company's outstanding common stock and one third (1/3) of the Company's Convertible Preferred Stock.

The Company's Chairman owns one hundred percent (100%) of the original Las Vegas Discount Golf & Tennis location on Paradise Road, which opened in Las Vegas, Nevada in 1974. This store along with the St. Andrews Golf Shop ("SAGS") described below are referred to herein as the "Affiliated Stores."

On June 13, 1997 the Company and Callaway Golf Company ("Callaway") formed All-American Golf, LLC (the "LLC") to construct, manage and operate the Callaway Golf Center[TM], premier golf facility on 42 acres located at the south end of the world famous Las Vegas "Strip" at Las Vegas Boulevard and Sunset Road. The Company contributed $3 million for 80 percent of the members' units of the LLC while Callaway purchased the remaining 20 percent for $750,000. The Callaway Golf Center opened for business in October 1997. Through May 5, 1998 the Company managed the Callaway Golf Center for a fee of five percent of gross revenues pursuant to the LLC Operating Agreement.

On May 5, 1998, the Company sold its 80% membership interest in the LLC to Callaway for $1.5 million in cash and the forgiveness of $3 million of debt, including accrued interest thereon, owed to Callaway by the Company. This transaction resulted in a gain to the Company of $1,638,900. In connection with this transaction, the Company resigned as the manager of the LLC, and agreed not to compete with the Callaway Golf Center[TM] in Clark County, Nevada for a period of two years. However, the Company retained the option to repurchase the 80% membership interest for a period of two years. On December 31, 1998 the Company acquired substantially all the assets subject to certain liabilities of the LLC from Callaway. This acquisition resulted in the

Company owning 100% of the Callaway Golf Center. The minority interest presented in the accompanying financial statements for 1998 represents Callaway's interest in the LLC through May 5, 1998.

The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the St. Andrews Golf Shop, Callaway Performance Center, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

The Company has developed a concept for family-oriented sports-themed amusement venues named "All-American SportPark" ("SportPark" or "SPLV"). The first SportPark, comprising 23 acres adjacent to the Callaway Golf Center, opened for business on October 9, 1998. The SportPark includes NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which houses the Pepsi AllSport Arena, "The Rock" 47-foot rock climbing wall, Namco Timeout Arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

      c.  CONCENTRATIONS OF RISK

The Company operates one Sportpark and the Callaway Golf Center in Las Vegas, Nevada. The level of sustained customer demand for these types of recreational facilities is undetermined. The Company has implemented various strategies to market the facilities to both tourists and local residents. Should attendance levels at the Sportpark and Golf Center not meet expectations in the short-term, management believes existing cash balances will not be sufficient to fund operating expenses and debt service requirements for at least the next twelve months. The inability to build attendance to profitable levels beyond a twelve month period may require the Company to seek additional debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

     d.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the years ended December 31, 1999 and 1998, the Company had a net loss of $3,818,787 and $1,487,200, respectively, and negative cash flow from operations of $697,710 and $3,067,500, respectively. Additionally, as of December 31, 1999 the Company had a working capital deficit of $14,926,141 and cash and cash equivalents of $118,796. Approximately $13.5 million of the 1999 working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999. Because of the Company's default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. If this note payable was not classified as current in its entirety, the working capital deficit as of December 31, 1999 would be about $1.8 million. See Note 7 for further information on the note payable in default.

Additionally, the Company negotiated an agreement with the landlord to defer the land lease payments, totaling $52,083 per month, on both the SportPark and Callaway Golf Center beginning September 1999 with no specified ending date. Management of the Company believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to the Company to make such payments.

Management believes that (1) negotiation of a reasonable work-out plan with the Bank, (2) the successful execution of its business plan in the Year 2000 and beyond as recommended by MRI, and (3) a working capital infusion to the Company of at least $1 million will be necessary to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options, as necessary. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities, except the note payable referred to above, that might be necessary should the Company be unable to continue as a going concern.

     e.  ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     b.  ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of amounts due from tenants at the Callaway Golf Center[TM] and the SportPark.

     c.  INVENTORIES

Inventories, which consist primarily of sporting goods merchandise are stated at the lower of cost or market. Cost is determined using the average cost method.

     d.  PREOPENING EXPENSES

Preopening costs are expensed as incurred and represent direct personnel and other operating costs incurred before the opening of the SportPark in October 1998.

     e.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment are stated at cost. Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or the following estimated useful lives of the assets:

       Furniture and equipment              3-10 years
       Leasehold improvements                 15 years

Normal repairs and maintenance are charged to expense when incurred. Expenditures that materially extend the useful life of assets are capitalized.

     f.  DEFERRED INCOME

Deferred income consists primarily of sponsorship fees received from tenants and corporate sponsors of the SportPark. Deferred income is amortized to income over the life of the applicable agreement.

     g.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs amounted to $658,187 and $171,570 in 1999 and 1998, respectively.

     h.  RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1999 presentation.

     i.  RECOVERABILITY OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company deems an asset to be impaired if a forecast or undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures value by discounting estimated cash flows. Considerable management judgement is necessary to estimate discounted cash flows. Accordingly, actual results could vary significantly from such estimates. Based upon the short duration of operations at the SportPark and cash flow projections for the SportPark, the Company does not believe that a triggering event has occurred with respect to the operating losses incurred.

3.   LOSS PER SHARE

Basic and diluted loss per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,000,000 for both 1999 and 1998.

4.   RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with SPEN and subsidiaries ("Related Entities"), the chairman and principal shareholder of SPEN, the golf retail store owned by the Chairman of SPEN (the "Paradise

Store") and the SAGS which is the golf retail store in the Callaway Golf Center owned by the President of the Company and his brother (the "Affiliated Stores"). The Paradise Store operates in Las Vegas, Nevada. The types of activities that are shared amongst all of these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

The Company has unsecured, ten percent notes payable of $230,000 and $455,300 for December 31, 1999 and 1998 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Paradise Store obtained from a bank to fund these loans to the Company. Accrued interest payable of $62,712 and $35,500 at December 31, 1999 and 1998, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. Interest payments of $27,212 and $35,500 have been deferred in 1999 and 1998, respectively, a practice which is expected to continue in 2000 if necessary.

The Company has unsecured, ten percent notes payable of $1,250,000 as of December 31, 1999 and 1998 with the Company's chairman and principal shareholder. These notes are due at various dates from November 30, 2000 to July 20, 2001. Amounts due in 2000 are $200,000 with the balance due in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings which the Company's chairman and principal shareholder obtained from a bank to fund these loans to the Company. Accrued interest payable of $234,616 and $107,200 at December 31, 1999 and 1998, respectively, is included in the balance due under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets. Interest payments of $127,397 and $102,200 have been deferred in 1999 and 1998, respectively, a practice which is expected to continue in 2000 if necessary.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                               1999           1998
                                            ----------     -----------

Building                                    $18,049,814    $17,959,987
Land Improvements                             3,433,769      3,127,150
Furniture and equipment                       2,030,412      1,674,900
Signs                                           685,400        600,900
Leasehold improvements                          476,519        194,600
Go-Karts                                        457,115        479,500
Roller skates                                    19,935         20,000
Equipment under Capital leases                  734,296        672,600
Other                                            78,769         74,663
                                            -----------    -----------
                                             25,966,029     24,804,300
Less accumulated depreciation
 and amortization                            (1,925,197)      (290,700)
                                            ===========    ===========
                                            $24,040,832    $24,513,600
                                            ===========    ===========

6.   BANK LINE OF CREDIT

As of December 31, 1997, the Company had a $800,000 bank line of credit, which was paid off and canceled in February, 1998.

7.   LONG-TERM DEBT

On September 15, 1998 the Company completed a $13,500,000 secured loan with Nevada State Bank. The loan is for 15 years with the interest measured at a fixed rate of 4% above the Bank's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. Through August 31, 2003, the loan bears interest of 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Bank to secure repayment of the loan. As consideration for the landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the landlord as collateral. Additionally, the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

The Company is not in compliance with certain debt covenants related to this loan as of September 30, 1999. Also, because of cash constraints, the Company did not make its September loan payment to the Bank and since then has not made any loan payments. The Bank has notified the Company that failure to make such monthly payments constitutes a default under the terms of the loan; the Bank filed a formal notice of default on December 22, 1999. The Company has had discussions with the Bank in an attempt to renegotiate the terms of the loan. As part of these discussions, the Bank and the Company agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Bank hired a different industry consultant to review MRI's recommendations. The Company met with the Bank's representative on March 21, 2000 to discuss the results of both reports and begin negotiations of a work-out plan. The Company presented its proposal to the Bank; the Bank is now in the process of evaluating the proposal and is expected to respond by early April 2000. There can be no assurance that the Company will be successful in negotiating a work-out plan with the Bank. As a result of the default, the entire outstanding balance of the note is classified as a current liability in the accompanying consolidated balance sheet at December 31, 1999.

On December 31, 1998 the Company reacquired substantially all the assets subject to certain liabilities of the Callaway Golf Center. Under terms of the asset purchase agreement, the consideration paid by the Company consisted of payment to Active Media Services $1,000,000 in the form of a promissory note payable due in quarterly installments of $25,000 over 10 years without interest. This promissory note has been discounted to reflect the notes' present value. As of December 31, 1999 and 1998 the note is recorded at $588,719 and $645,000, respectively, in the accompanying consolidated balance sheets.

The only other note payable is for equipment at the SportPark in the original amount of $39,055. Payments are $808 per month with interest at 8.75% per annum. The note matures March 18, 2004. The balance owing at December 31, 1999 was $34,196.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1999, are as follows:

              Year ending:
                 2000               $13,102,310
                 2001                    57,515
                 2002                    63,145
                 2003                    69,326
                 2004                    68,400
              Thereafter                312,141
                                    -----------
                                    $13,672,837
                                    ===========

8.  LEASES

The Company and SPEN share office and warehouse facilities leased from the Chairman of the Board under a non-cancelable operating lease agreement, which expires on January 31, 2005. Rent is allocated 50% to the Company and 50% to SPEN. Rent expense for the Company's allocated share of this lease was $7,924 and $33,970 for 1999 and 1998, respectively.

The land underlying the All-American SportPark and Callaway Golf Center is leased to the Company at a base amount of $52,083 per month allocated $18,910 and $33,173, respectively. Also, the lease has provisions for contingent rent to be paid by the Company upon reaching certain levels of gross revenues. The lease commenced October 1, 1997 for AAGC and February 1, 1998 for SPLV. The terms of both leases are 15 years with two five-year renewal options. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the lease, AASP entered into a Deposit Agreement, which required the Company to post a refundable deposit to the lessor of $500,000. The deposit has been applied as prepaid rent to be amortized until a balance of $37,821 remains which is the balance at December 31, 1999.

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

The Company is obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years. Total rent expense for operating leases was $625,000 and $488,980 for 1999 and 1998, respectively.

At December 31, 1999, minimum future lease payments are as follows:

                                Capital         Operating
   Year                         Leases          Leases            Total
   ----                         -------         ---------         -----

   2000                         $214,862        $ 776,029      $   990,891
   2001                          199,262          759,450          958,712
   2002                          143,417          720,207          863,624
   2003                          108,600          721,040          829,640
   2004                            9,051          692,600          701,651
   Thereafter                       -           5,848,850        5,848,850
                                --------      -----------      -----------
              Total             $675,192      $ 9,518,176      $10,193,368
                                              ===========      ===========

Less amount representing
  interest                      (114,790)
                                --------
Present value of net minimum
capital leases payments          560,402

Current portion                  164,897
                                --------
Obligations under capital
 leases net of current
 portion                        $395,505
                                ========

9.   INCOME TAXES

The federal income tax provision (benefit) consisted of the following for the years ended December 31:

                                              1999         1998
                                          ------------   ---------
     Current                              $(2,992,134)   $(347,812)
     Deferred                               1,675,145     (134,911)
     Less valuation allowance               1,316,989      482,723
                                          -----------    ---------
     Total                                $      -       $    -
                                          ===========    =========


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

The components of the deferred tax asset (liability) consisted of the following at December 31:

Deferred Tax Liabilities:                      1999          1998
                                            -----------   ---------
     Temporary differences related to
     Property and Equipment                 $(1,887,326)  $ (49,782)

Deferred Tax Assets:
     Deferred Income                            236,094     298,500
     Other                                      119,075      17,000
     Net Operating Loss Carryforward          3,462,870     348,005
                                            -----------   ---------
Net Deferred Tax Asset Before
  Valuation Allowance                         1,930,712     613,723
Valuation allowance                          (1,930,712)   (613,723)
                                            -----------   ---------
Net Deferred Tax asset                      $      -      $    -
                                            ===========   =========

As of December 31, 1999, the Company has available for income tax purposes approximately $348,000 in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2003. A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that it will be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

10.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  STOCK OPTION PLANS

The Company's Board of Directors adopted an incentive stock option plan (the "1994 Plan") on August 8, 1994 authorizing the issuance of up to 300,000 shares of the Company's common stock. On April 16, 1996, the Board of Directors voted to increase the number of authorized shares to 500,000 and on April 24, 1996 voted to increase total shares eligible for grant to 700,000. Three hundred thousand options to purchase shares of common stock of AASP at an exercise price of $5.00 per share were granted in 1994. Twenty thousand of these options expired unvested. Of the remaining 280,000 options, 240,000 were canceled and replaced on June 9, 1997 with a new exercise price of $3.06, the fair market value on the date of reissuance. These options expired unexercised on August 7, 1999.

In April 1996, a total of 377,000 options were granted in connection with the increase in shares available. All of these options issued in April 1996 were cancelled and replaced on June 9, 1997. The original options had an exercise price ranging between $4.625 and $4.75 through April 2001. The replacement options are exercisable at an exercise price of $3.06, the fair market value on the date of reissuance, through April 2001. In 1998, 21,000 options were forfeited due to employee terminations. The remaining 356,000 options are exercisable anytime.

Pursuant to the 1994 Plan, in October 1999, 50,000 options were granted to the Company's Chief Financial Officer at an exercise price of $0.65625 per share that is equivalent to the closing market price on the date of grant. The options vest as to 25,000 shares on April 5, 2000 and the remaining 25,000 shares vest on April 5, 2001. These options expire October 28, 2004.

During October 1998, the Board of Directors approved, subject to stockholder approval, the 1998 stock incentive plan (the "1998 Plan"), and the Company's shareholders approved the Plan during December 1998. The purpose of the Plan is to advance the interests of the Company and its subsidiaries by enhancing their ability to attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries, through ownership of shares of stock of the Company and cash incentives. The Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of options, stock appreciation rights, restricted stock or unrestricted stock awards, deferred stock awards, or performance awards (in cash or stock), other stock-based awards, or combinations thereof, all as more fully described below.

Pursuant to the 1998 Plan, on February 16, 1999, the Board of Directors of the Company approved an award to the president of the Company, stock appreciation rights ("SARs") as to 125,000 shares independent of any stock option under the Company's 1998 Plan. The base value of the SARs is $6 per share, however no SAR may be exercised unless and until the market price of the Company's Common Stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The SARs expire on October 26, 2008.

Pursuant to the Preferred Stock agreement described in subpart c of this footnote 11, on July 29, 1996 Three Oceans, Inc. was granted an option to purchase up to 250,000 shares of the Company's common stock at $3.06 per share for a period of 5 years from the date of the agreement.

As described in footnote 7 above, in 1998 the landlord of the property underlying the SportPark was granted 75,000 stock options as part of the compensation for subordinating his land to the Bank. These options are exercisable at $4.00 per share through the year 2005.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rate of 4.20; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 1.15; and a weighted-average expected life of 2.08 years. The assumptions for 1998 were: risk-free interest rate of 4.20; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 1.36; and a weighted average expected life of 4.5 years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    YEARS ENDED DECEMBER 31,
                                      1999           1998
                                  ------------    ------------
Net loss
    As reported                   $(3,818,787)    $(1,487,200)
    Pro forma                      (3,818,787)     (1,487,200)
Basic and diluted net loss
  per share
    As reported                         (1.27)           (.50)
    Pro forma                           (1.27)           (.50)

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 1999 and 1998 is presented below:

                                        1999                   1998
                              ---------------------- ----------------------
                                          Weighted                Weighted
                                          Average                 Average
                                          Exercise                Exercise
                              Shares      Price       Shares      Price
                             ----------------------- ----------------------
Outstanding at beginning
 of year                      961,000     $3.21       907,000     $3.15
  Granted                      50,000       .65        75,000      4.00
  Exercised                      -          -            -          -
  Forfeited                      -          -         (21,000)     3.06
  Expired                    (280,000)     3.06          -          -
                             ----------------------  ----------------------
Outstanding at end of year    731,000     $2.99       961,000     $3.21
                             ======================  ======================

Exercisable at end of year    626,000     $3.09       951,000     $3.22
                             ======================  ======================
Weighted average fair value
 of options granted                       $0.52                   $2.32
                             ======================  ======================

The following table summarizes information about stock options outstanding at December 31, 1999:

                        Options Outstanding           Options Exercisable
                      ------------------------- ------------------------------
                                   Weighted
                                   Average      Weighted              Weighted
                                   Remaining    Average               Average
                      Number       Contractual  Exercise  Number      Exercise
                      Outstanding  Life (Years) Price     Exercisable Price
                      ------------------------- ------------------------------
Range of exercise
 prices $0.65-$4.00   731,000      2.08          $2.99    676,000      $2.91
                      ========================= ==============================

     b.  PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock. As of December 31, 1999 and 1998, there were 500,000 Series A Convertible Preferred shares and 250,000 Series B Convertible Preferred Shares issued and outstanding.

     c.  SERIES A CONVERTIBLE PREFERRED STOCK

On July 11, 1996 the Company's Board of Directors authorized the creation of 500,000 shares of Series A Convertible Preferred Stock with a $.001 par value. On July 29, 1996, the Company entered into an agreement that resulted in the sale, on an installment basis, of the 500,000 shares of the Series A Convertible Preferred Stock at $10.00 per share for a total of $5,000,000.
The agreement also resulted in the assignment of certain rights. All proceeds related to the agreement were received in accordance with the stated terms to this agreement on October 7, 1996.

Each share of the Series A Convertible Preferred Stock is convertible into one share of the Company's common stock. In the event of liquidation or dissolution of the Company, each share of Series A Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Series A Convertible Preferred Stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by the Company upon a registration statement being declared effective by the Securities and Exchange Commission covering the issuance of the common stock upon conversion of the Preferred Stock and the following two conditions being satisfied: (1) the Company earns $1,000,000 of pre-tax income for a fiscal year according to the year-end audited financial statements; and (2) the closing bid price for the Company's common stock is at least $15.00 for 20 consecutive trading days. If the Company notifies the holder of its intent to redeem the Preferred Stock, the holder will have at least 30 days to elect to convert its Preferred Stock or accept the redemption price of $12.50. Each share of Series A Convertible Preferred Stock is entitled to vote along with the holders of the Company's common stock.

The rights granted to the Series A preferred stockholder in accordance with the agreement include the following: (1) right of first refusal with respect to debt and or equity financing arrangements for SportParks developed by the Company for a period of five years ending July 29, 2001, (2) an obligation to obtain electrical and electronic equipment for such SportParks for a period of 5 years, (3) certain signage rights for TOI or its designees at the first two SportParks and (4) other miscellaneous rights as defined in the agreement. Pursuant to the agreement, the Company also granted the Series A preferred stockholder an option to purchase up to 250,000 shares of the Company's common stock at $3.06 per share for a period of 5 years from the date of the agreement.

The agreement also provides for certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the options.

     d.  SERIES B CONVERTIBLE PREFERRED STOCK

On September 22, 1998, the Company's Board of Directors authorized the creation of 250,000 shares of Series B Convertible Preferred Stock with a $.001 par value.

On October 19, 1998, the Company issued 250,000 shares of Series B Convertible Preferred Stock to its majority shareholder, SPEN for $2,500,000 in cash.

Each share of the Series B Convertible Preferred Stock issued to SPEN is convertible at the option of SPEN into one share of the Company's common stock. In the event of liquidation or dissolution of the Company, each share of Series B Convertible Preferred Stock will have a $10.00 liquidation preference over all other shareholders. In addition, holders of the Series B Convertible Preferred Stock shall be entitled to receive dividends at a rate equal to the rate per share payable to common stock holders, assuming conversion of the Preferred shares. The Preferred shares can be redeemed by
the Company upon meeting certain conditions.   Each share of Series B
Convertible Preferred Stock is entitled to vote along with the holders of the Company's common stock.

     e.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

In 1994, the Company completed a public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Common Stock Purchase Warrant. As a result, 1,000,000 shares of Common Stock and 1,000,000 Class A Warrants were issued. Net proceeds from the offering were $3,684,000. Two Class A Warrants entitled the holder to purchase one share of AASP common stock for $6.50, $2 above the initial public offering price. The Class A Warrants were assigned a value of $.1875 for financial reporting purposes. The Class A Warrants expired unexercised March 15, 1999.

In connection with the initial public offering, the Company issued to the Representative of the Underwriters, Representative's Warrants to purchase 100,000 shares (10 percent of the units purchased by the underwriters), with an exercise price of $5.40 for a four-year period beginning on December 13, 1995. These Representative's Warrants contained certain demand and piggyback registration rights. The Company also issued to the Representative 100,000 Class A Warrants which entitled the Underwriter to purchase 50,000 shares of Common Stock (5 percent of the units purchased by the underwriters), with an exercise price of $7.80 per share exercisable beginning on December 13, 1995. These warrants expired unexercised December 12, 1999.

11.  EMPLOYEES 401(k) PROFIT SHARING PLAN

The Company offers all its eligible employees participation in the Employees 401(k) LVDG Profit Sharing Plan ("Plan"). The Plan provides for purchases of certain investment vehicles by eligible employees through annual payroll deductions of up to 15% of base compensation. For 1999 and 1998, the Company matched 50% of employees contributions up to a maximum of 6% of an employee's base compensation. The Company had expenses related to the Plan of $6,770 and $6,000 for 1999 and 1998, respectively.

12.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key employees of which the President of AASP is included. This plan became effective on January 1, 1996. The Company made contributions to the plan of $8,667 and $21,000 for 1999 and 1998, respectively.

13.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees who require the payment of fixed and incentive based compensation.

In 1994, the Company entered into an agreement with Major League Baseball ("MLB") to license the use of MLB logos, trade marks and mascots in the decor, advertising and promotions of the Company's Slugger Stadium concept. This agreement was amended during 1997. Pursuant to the amended agreement, the Company holds the exclusive right to identify its indoor and outdoor baseball batting stadiums as Major League Baseball Slugger Stadiums. The license covers the United States and expires November 30, 2000 subject to the right to extend for three additional years provided certain conditions are met. As consideration for the license, the Company agreed to pay $50,000 for each Stadium opened provided that in any year of the term of the agreement a stadium is not opened, the Company must pay $50,000 during such year. In addition to and as an offset against the minimum payments set out above, the Company is required to pay to MLB a royalty based on the gross revenue derived from Slugger Stadium. The Company has made the payments required for 1995, 1996 and 1997.

In 1996, AASP entered into an agreement with Jeff Gordon, the 1997 NASCAR Winston Cup Champion, 1997 Daytona 500 Champion, 1997 Coca-Cola 600 Champion, 1995 Winston Cup Champion and former NASCAR Winston Cup Rookie of the year, to serve as spokesperson of the NASCAR SpeedPark through April 30, 2000.

The Company has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of SPLV or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California through December 31, 2003.

In December 1997, AASP entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi receives certain exclusive rights related to soft drinks, tea products, juice products, bottled water and similar products in exchange for a series of payments beginning when the SportPark opened. The rights granted to Pepsi include that Pepsi's products will be exclusively sold for the categories listed, that only Pepsi identified cups will be used in SPLV, and that Pepsi would have the right to name the multipurpose arena the AllSport Arena. In addition, Pepsi will provide the equipment needed to dispense its products at the SportPark. The agreement with Pepsi provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising. In addition, Pepsi will have the right to provide three marketing events per year. These events are to be used to promote the business of the Company and Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement.

In 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides SportService with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout SPLV, including the Callaway Golf Center , during the ten year term of the agreement.
Sportservice has agreed to pay rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales. The agreement also provides Sportservice with a right of first refusal for future parks to be built by AASP in consideration for a fixed payment.

In September 1998, the Company entered into a revenue sharing tenant agreement with NAMCO Cybertainment Inc. to provide arcade, video games and multi-sport simulation attractions. NAMCO is the world's largest operator of video arcades. The lease term is for 6 years commencing on the date of opening of the SPLV.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

14.  SUBSEQUENT EVENT

In January and February 2000, the Company issued an aggregate of 150,000 shares of common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   ALL-AMERICAN SPORTPARK, INC.



Dated: April 12, 2000              By:/s/ Ronald S. Boreta
                                      Ronald S. Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                       DATE


/s/ Vaso Boreta               Chairman of the Board         April 12, 2000
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief              April 12, 2000
Ronald S. Boreta              Executive Officer),
                              Treasurer and Director


/s/ Kirk Hartle               Chief Financial Officer       April 12, 2000
Kirk Hartle



/s/ Robert S. Rosburg         Director                      April 12, 2000
Robert S. Rosburg


/s/ William Kilmer            Director                      April 12, 2000
William Kilmer


/s/ Motoharu Iue              Director                      April 12, 2000
Motoharu Iue