Form 10QSB
period 2000-03-31
ALL AMERICAN SPORTPARK INC
filed 2000-05-15
CIK 930245

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000




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

                            Yes X             No___

As of May 12, 2000, 3,150,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

         Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999                         3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2000 and 1999                   5

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999                   6

         Notes to Consolidated Financial Statements                   7

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                      12

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                      17

     Item 2.  Changes in Securities                                  17

     Item 3.  Defaults Upon Senior Securities                        17

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                                17

     Item 5.  Other Information                                      17

     Item 6.  Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                           18

             ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                              March 31,    December 31,
                                                2000          1999
                                             ------------   -----------

ASSETS

Current assets:
  Cash and cash equivalents                  $   175,990    $   118,796
  Accounts receivable                            121,255        122,847
  Inventory                                       39,371         52,796
  Prepaid expenses and other                     375,079        231,251
                                             -----------    -----------
     Total current assets                        711,695        525,690

Leasehold improvements and equipment, net     23,634,524     24,040,832
Due from related entities                        760,453        588,051
Due from affiliated stores                       147,263        123,243
Note receivable - related party                   20,000         20,000
Debt issuance costs, net                         343,442        353,425
Deposit for land lease                            37,821         37,821
Other assets                                      26,095         21,311
                                             -----------    -----------
        Total assets                         $25,681,293    $25,710,373
                                             ===========    ===========


























The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              March 31,    December 31,
                                                2000          1999
                                             -----------    -----------
Current liabilities:
  Current portion of long-term debt          $13,102,927    $13,102,310
  Current portion of obligations under
    capital leases                               166,505        164,897
  Accounts payable and accrued expenses        2,656,508      2,184,624
                                             -----------    -----------
     Total current liabilities                15,925,940     15,451,831

Note payable to shareholder                    1,512,060      1,484,616
Due to affiliated stores                         425,584        408,254
Due to related entities                        1,500,970      1,389,931
Long-term debt, net of current portion           557,268        570,527
Obligation under capital leases, net
  of current portion                             357,021        395,505
Deferred income                                  862,493        694,396
                                             -----------    -----------
     Total liabilities                        21,141,336     20,395,060

Shareholders' equity:
  Series A Convertible Preferred stock,
   $.001 par value, 500,000 shares
   authorized and outstanding at March 31,
   2000 and December 31, 1999                  4,740,000      4,740,000

  Series B Convertible Preferred Stock,
   $.001 par value, 250,000 shares
   authorized and outstanding at March 31,
   2000 and December 31, 1999                  2,500,000      2,500,000

  Options issued in connection with Series A
    Convertible Preferred Stock to purchase
    250,000 shares of Common stock               260,000        260,000
  Options issued in connection with
    financing                                    174,000        174,000

  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,150,000 and 3,000,000
   shares issued and outstanding at March 31,
   2000 and December 31, 1999, respectively        3,150          3,000
  Additional paid-in-capital                   3,637,380      3,520,800
  Accumulated deficit                         (6,774,573)    (5,882,487)
                                             -----------    -----------
     Total shareholders' equity                4,539,957      5,315,313
                                             -----------    -----------
     Total liabilities and shareholders'
      equity                                 $25,681,293    $25,710,373
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                2000          1999
                                             -----------   -----------
Revenue:
  SportPark Las Vegas                        $   906,683   $   955,737
  Callaway Golf Center[TM]                       646,346       483,003
  Other                                           10,367         6,250
                                             -----------   -----------
      Total revenue                            1,563,396     1,444,990

Cost of Revenue:
  SportPark Las Vegas                            233,148       219,434
  Callaway Golf Center[TM]                       123,249        71,130
                                             -----------   -----------
      Total cost of revenue                      356,397       290,564
                                             -----------   -----------
          Gross Profit                         1,206,999     1,154,426

Operating Expenses:
  Selling, general and administrative          1,282,969     1,262,079
  Depreciation and amortization                  433,906       404,843
                                             -----------   -----------
      Total operating expenses                 1,716,875     1,666,922
                                             -----------   -----------
Operating Loss                                  (509,876)     (512,496)
                                             -----------   -----------

Interest income (expense), net                  (382,210)     (346,159)
                                             -----------   -----------
Loss before provision (benefit) for income
 taxes                                          (892,086)     (858,655)

Provision (benefit) for income taxes                -             -
                                             -----------   -----------
       Net loss                              $  (892,086)  $  (858,655)
                                             ===========   ===========

NET LOSS PER SHARE:

  Basic and Diluted:
   Net loss per share                        $      (.29)  $      (.29)
                                             ===========   ===========









The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                2000           1999
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (892,086)   $  (858,655)
    Adjustment to reconcile net loss to
     net cash provided by (used in)
     operating activities:
      Depreciation and amortization              433,906        561,052
    Changes in operating assets and
     liabilities:
      Decrease in accounts receivable              1,592        236,161
      Decrease in inventories                     13,425          7,638
      Increase in prepaid expenses and other     (31,882)      (166,556)
      Increase (decrease) in accounts
       payable and accrued expenses              471,884       (294,163)
     Increase in deferred income                 168,097        108,513
                                             -----------    -----------
       Net cash provided by (used in)
        operating activities                     164,936       (406,010)
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures            (17,615)      (154,488)
                                             -----------    -----------
      Net cash used in investing activities      (17,615)      (154,488)
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to Affiliated Stores and
    Related Entities                             (68,053)       (20,488)
  Increase (decrease) in notes payable
    and notes payable to shareholder and
    related entity                                14,802       (345,499)
  Principal payments on capital leases           (36,876)       (28,478)
                                             -----------    -----------
      Net cash used in financing activities      (90,127)      (394,465)
                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 57,194       (954,963)
                                             -----------    -----------
CASH AND CASH EQUIVALENTS, Beginning
 of period                                       118,796      2,494,300
                                             -----------    -----------
CASH AND CASH EQUIVALENTS, End of period     $   175,990    $ 1,539,337
                                             ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $    13,905    $   341,145
                                             ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment financed through notes and
   capital leases                            $         -    $    39,847
                                             ===========    ===========
  Common stock issued in exchange for
   consulting services                       $   116,730    $         -
                                             ===========    ===========

            ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of All-American SportPark, Inc. ("AASP"), a Nevada corporation, and its subsidiaries, All-American Golf Center, Inc. ("AAGC"), and SportPark Las Vegas, Inc. ("SPLV"), (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated. The operations of the All-American SportPark facility are included in SPLV. The operations of the Callaway Golf Center ("CGC") are included in AAGC.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2000 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Company's current operations consist of 65 acres of sports entertainment located on the south end of the Las Vegas "Strip" including the following:
(1) The Callaway Golf Center located on 42 acres of land that includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the St. Andrews Golf Shop, Callaway Performance Center, Giant Golf teaching academy, and the Bistro 10 restaurant and bar; and
(2) The SportPark Las Vegas which is a family-oriented sports-themed amusement venue named "All-American SportPark" ("SportPark" or "SPLV"). The SportPark, comprising 23 acres adjacent to the Callaway Golf Center, opened for business on October 9, 1998. The SportPark's major attractions include NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which houses the Pepsi AllSport Arena, the RealRide SkatePark featuring the ramps used in the ESPN X-Games, "The Rock" 47-foot rock climbing wall, Namco Timeout Arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

As of March 31, 2000, Sports Entertainment Enterprise, Inc. ("SPEN"), a publicly traded company, owns approximately 63.5% of the Company's outstanding common stock and one-third of the Company's outstanding preferred stock.

2.  SPORTPARK LAS VEGAS LOAN AGREEMENT

On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by the Company at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the landlord. Additionally, the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

The Company has not been in compliance with certain debt covenants related to this loan since September 30, 1999. Also, because of cash constraints, the Company did not make its September loan payment to the Lender and since then has not made any loan payments. The Company has had discussions with the Lender in an attempt to renegotiate the terms of the loan. As part of these discussions, the Lender and the Company agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Lender hired a different industry consultant to review MRI's recommendations. The Company met with the Lender's representative on March 21, 2000 to discuss the results of both consultant's reports and to present the Company's proposal for a work-out plan. Since that meeting, the Lender had its consultant update its analysis of MRI's report based on detailed information provided to the Lender by the Company at the March 21 meeting. The Lender has not yet responded to the Company's proposal. Although management of the Company is optimistic that a work-out plan will be negotiated, there can be no assurance that the Company will be successful in doing so.

3.  LOSS PER SHARE AND SHAREHOLDER'S EQUITY

Basic and diluted loss per share is computed by dividing the reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,107,143 and 3,000,000 for the three-month periods ended March 31, 2000 and 1999, respectively.

In January and February 2000, the Company issued an aggregate of 150,000 restricted shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services. The issuance of these shares was valued at a forty percent discount of the closing market price of AASP's common stock on or about the date that the shares were issued.

4.  RELATED PARTY TRANSACTIONS

The Company has unsecured, ten percent notes payable to its Chairman of $1,259,702 and $1,250,000 at March 31, 2000 and December 31, 1999,
respectively. Accrued interest payable of $252,358 and $234,616 at March 31, 2000 and December 31, 1999, respectively, is included in the balance due under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets.

The Company has unsecured, ten percent notes payable to the Paradise Store of $264,967 and $230,000 as of March 31, 2000 and December 31, 1999,
respectively. The Paradise Store is a golf retail store owned 100% by the Company's Chairman. Accrued interest payable of $41,953 and $62,712 at March 31, 2000 and December 31, 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

The Company normally has extensive transactions and relationships with SPEN and subsidiaries ("Related Entities"), the chairman and principal shareholder of SPEN, and the Paradise Store. In the first quarter of 2000, no significant transactions occurred with the Related Entities or the Paradise Store.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment include the following as of March 31, 2000 and December 31, 1999:

                                                 2000          1999
                                              -----------   -----------
      Building                                $18,049,814   $18,049,814
      Land Improvements                         3,449,161     3,433,769
      Furniture and equipment                   2,032,639     2,030,412
      Leased equipment                            734,296       734,296
      Signs                                       685,400       685,400
      Leasehold improvements                      476,519       476,519
      Go-Karts                                    457,115       457,115
      Other                                        98,704        98,704
                                              -----------   -----------
                                               25,983,648    25,966,029
                                              -----------   -----------
      Accumulated depreciation and
        amortization                           (2,349,124)   (1,925,197)
                                              -----------   -----------
                                              $23,634,524   $24,040,832
                                              ===========   ===========
6.  LEASES

The land underlying the SPLV and CGC is leased to the Company at a base amount of $52,083 per month allocated $33,173 to CGC and $18,910 to SPLV. Also, the lease has provisions for contingent rent to be paid by the Company upon reaching certain gross revenue levels. The lease commenced October 1, 1997 for CGC and February 1, 1998 for SPLV. The terms of both leases are 15 years with two five-year renewal options.

Due to cash constraints, the Company negotiated an agreement with the landlord to defer the land lease payments on both the SPLV and CGC beginning September 1999 with no specified ending date. Management of the Company believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to the Company to make such payments.

The Company is also obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years.

7.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees which will require the payment of fixed and incentive based compensation.

The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance that it will be sufficient to cover all future claims.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect on the Company.

8.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three months ended March 31, 2000, the Company had a net loss of $892,086 and has experienced cash flow problems since September of 1999. For the year ended December 31, 1999, the Company had a net loss of $3,818,787 and negative cash flow from operations of $697,710. Additionally, as of March 31, 2000, the Company had a working capital deficit of $15,214,245 and cash and cash equivalents of $175,990. Approximately $14 million of this working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999. Because of the Company's default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. If this note payable was not classified as current in its entirety, the working capital deficit as of March 31, 2000 would be about $1.2 million. See Note 2 for further information on the note payable in default.

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

9.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated statements of operations and of cash flows for the three months ended March 31, 1999 have been restated to present, in the proper 1999 quarter, audit adjustments that were made in the fourth quarter of 1999. The impact of this restatement is as follows:

     Decrease in revenues of the SportPark            $ (93,750)
     Increase in interest expense                       (26,352)
                                                      ---------

     Increase in net loss                             $(120,102)
                                                      =========

     Increase in net loss per share                   $    (.04)
                                                      =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes included in this report.

OVERVIEW

     The Company's current operations consist of the management and operation of 2 sports entertainment venues in Las Vegas, Nevada: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark"). Results of operations for the quarters ended March 31, 2000 and 1999 include the results of the CGC and the SportPark. The SportPark commenced operations on October 9, 1998. The CGC commenced operations in October 1997, the Company sold its 80% interest in it on May 5, 1998 and, the Company reacquired 100% of the CGC on December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUES. Revenues increased 8.2% to $1,563,396 in 2000 compared to $1,444,990 in 1999. Revenue for the CGC increased 33.8% to $646,346 in 2000 compared to $483,003 in 1999 due to increased traffic flow and per capita spending. Revenue for the SportPark declined 5.1% to $906,683 in 2000 compared to $955,737 in 1999. This decline is due mainly to lower attendance levels in the first quarter of 2000 compared to 1999 due, in part, to very little advertising by the SportPark in January and February 2000 because of cash constraints. The decline was also due to fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of the Company made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events. This decision by management was recommended by the industry consultant hired by the Company in December 1999 and is a key part of the SportPark's plan going forward to capitalize on the higher margin group sales market. Although attendance for the SportPark was down in the first quarter of 2000 versus 1999, net per capita customer spending increased nearly 54% primarily due to the increased emphasis on group sales.

     COST OF REVENUES. Cost of revenues increased 22.6% to $356,397 in 2000 compared to $290,564 in 1999. Cost of revenues as a percentage of Revenues was 22.8% in 2000 compared to 18.9% in 1999. This increase is due mainly to costs for the CGC which are higher as a percentage of revenue in 2000 because, in the first quarter of 1999, the operating cost structure was not fully established as the CGC had just been acquired from Callaway Golf Company on December 31, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased nominally to $1,282,969 in 2000 compared to $1,262,079 in 1999. Although corporate overhead decreased approximately 22% in 2000 versus 1999, SG&A costs for the CGC increased for the same reason described above in "Cost of Revenues." SG&A for the SportPark decreased approximately 2.5% and may have decreased more if not for increased legal and professional fees related to the SportPark loan default issue discussed in "LIQUIDITY AND CAPITAL RESOURCES" below.

     DEPRECIATION AND AMORTIZATION. These costs increased to $433,906 in 2000 compared to $404,843 in 1999 reflecting the higher overall depreciable base of fixed assets resulting from fixed asset additions throughout 1999.

     NET INTEREST (EXPENSE) INCOME. Net interest expense increased to $382,210 in 2000 compared to $346,159 in 1999 due primarily to interest costs on debt secured by the SportPark Las Vegas and lower interest income in 2000 because of substantially lower cash balances.

     INCOME TAXES. Due to operating losses, the Company has recorded no tax provision nor has it recorded any tax benefits.

     NET LOSS. Net loss for 2000 was $892,086 compared to $858,655 for 1999. The increased net loss for 2000 is due primarily to the reasons already described. The SPLV accounted for approximately 88% of the 2000 net loss; the CGC achieved net income in 2000 of $79,571; and the remainder relates to corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had negative working capital of $15,214,245. This deficit in working capital is largely due to the SPLV note payable that is in default (see discussion below). Since it is in default, the entire balance of the note is classified as current for financial reporting purposes. If this note was classified for financial reporting purposes under its normal amortization schedule, the working capital deficit at March 31, 2000 would be approximately $1.2 million.

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

     The Company has not been compliance with certain debt covenants related to this loan since September 30, 1999. Also, because of cash constraints, the Company did not make its September loan payment to the Lender and since then has not made any loan payments. The Company has had discussions with the Lender in an attempt to renegotiate the terms of the loan. As part of these discussions, the Lender and the Company agreed that an amusement park industry management consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Lender hired a different industry consultant to review MRI's recommendations. The Company met with the Lender's representative on March 21, 2000 to discuss the results of both consultant's reports and to present the Company's proposal for a work-out plan. Since that meeting, the Lender had its consultant update its analysis of MRI's report based on detailed information provided to the Lender by the Company at the March 21 meeting. The Lender has not yet responded to the Company's proposal although a response is expected before the end of the second quarter.
Although management of the Company is optimistic that a work-out plan will be negotiated, there can be no assurance that the Company will be successful in doing so.

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

     In addition to the Plan recommended by MRI, the Company is aggressively pursuing several other opportunities. The Company is developing, with the assistance of independent qualified professionals, a comprehensive business plan that will be used as the basis for seeking financing to either (1) refinance existing debt, (2) infuse sufficient working capital into the Company to insure future success, and (3) accelerate expansion plans into other markets. Several options are being evaluated to raise capital for the Company. Also, management is in discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate the profitability objectives of the existing SportPark as well as the Company's expansion plans; several possible business structures will be evaluated. An important element of the Company's plan will be to increase the Company's exposure in the financial community. There can be no assurance that the Company will be successful in its efforts to raise capital nor can there be any assurance that the Company will be successful in its efforts to structure a relationship with a well-known, established company in its industry to facilitate the profitability objectives of the existing SportPark or the Company's expansion plans.

     Also, management is continually evaluating new revenue opportunities that would provide a broader and more exciting customer experience as well as maximize the utilization of the SportPark and CGC. At the same time, management has instituted aggressive cost containment strategies that began in September 1999 and will continue until the Company is operating as efficiently as possible. In addition, because of the Company's cash constraints, since September 1999 the Company's President has been deferring half of his salary until such time as the Company has sufficient capital resources.

     On December 31, 1998 the Company purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center[TM] for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Golf Center has generated positive cash flow in 2000 and 1999. If required to fund corporate operations, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing, or at terms acceptable to the Company.

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans from the Company's Chairman were $1,512,060 and $1,484,616 at March 31, 2000 and December 31, 1999, respectively. Loans from his personally owned retail store were $306,920 and $292,712 at March 31, 2000 and December 31, 1999, respectively. The increases relate to accrued interest payable on the balances outstanding. The loans are due beginning in November 2000 and bear interest at ten percent per annum. Accrued interest payable of $294,311 at March 31, 2000 has been deferred, a practice which is expected to continue in 2000, if necessary.

     There are no planned material capital expenditures in 2000.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $862,493 at March 31, 2000 compared to $694,396 at December 31, 1999. A sponsorship fee of $250,000 was received in the first quarter of 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 2000.

     Operating Activities. Net cash provided by operating activities was $164,936 for the three months ended March 31, 2000 compared to net cash used in operating activities of $406,010 for the three months ended March 31, 1999. The primary reason for the positive operating cash flow in 2000 versus negative operating cash flow in 1999 relates to a more favorable change in 2000 in accounts payable and accrued expenses offset by higher collections of receivables in 1999.

     Investing Activities. Net cash used in investing activities was $17,615 and $154,488 for the three months ended March 31, 2000 and 1999, respectively. The larger expenditures in 1999 are attributed to the SportPark being newly opened (the SportPark opened in October 1998) and the refinements that were being made to the facility at that time.

     Financing Activities. Net cash used in financing activities was $90,127 and $394,465 for the three months ended March 31, 2000 and 1999, respectively. The primary reason for the smaller use of cash in 2000 is due to the Company not paying the debt service on the SportPark loan.

     The Company's current and expected sources of working capital are its cash balances that were $175,990 at March 31, 2000 and cash flow from operations including sponsorship fees and advance deposits of various kinds. Working capital needs have been helped by deferring payments to the Lender on the SPLV, land lease payments to the landlord for both the SPLV and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Buildings, filed a complaint in the District Court of Clark County, Nevada against the Company and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. The Company has not yet filed an answer to this complaint. At March 31, 2000 and December 31, 1999, the Company had accrued a liability for the amount claimed.

Item 2.  Changes in Securities.

     During the quarter ended March 31, 2000, the Company issued 150,000 shares of its Common Stock which were not registered under the Securities Act of 1933, as amended, to two persons who are consultants to the Company in exchange for services valued at $116,730.

     In connection with these issuances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The shares were offered for investment only to sophisticated investors and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  May 15, 2000               By:/s/ Ronald S. Boreta
                                     Ronald S. Boreta, President and
                                     Chief Executive Officer


Date:  May 15, 2000               By:/s/ Kirk Hartle
                                     Kirk Hartle, Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically