Form 10QSB
period 2000-06-30
ALL AMERICAN SPORTPARK INC
filed 2000-08-14
CIK 930245

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2000




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

                            Yes X             No___

As of August 11, 2000, 3,150,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         June 30, 2000 and December 31, 1999                       3

         Consolidated Statements of Operations
         Three Months Ended June 30, 2000 and 1999                 5

         Consolidated Statements of Operations
         Six Months Ended June 30, 2000 and 1999                   6

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2000 and 1999                   7

         Notes to Consolidated Financial Statements                8

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                   13

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                   19

     Item 2.  Changes in Securities                               19

     Item 3.  Defaults Upon Senior Securities                     19

     Item 4.  Submission of Matters to a Vote of Security
               Holders                                            19

     Item 5.  Other Information                                   19

     Item 6.  Exhibits and Reports on Form 8-K                    19

SIGNATURES                                                        20

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                           JUNE 30,       DECEMBER 31,
                                                  2000              1999
                                                -----------     -----------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $   260,204     $   118,796
  Accounts receivable                               142,855         122,847
  Inventory                                          38,908          52,796
  Prepaid expenses and other                        336,285         231,251
                                                -----------     -----------

     Total current assets                           778,252         525,690

Leasehold improvements and equipment, net        23,169,833      24,040,832
Due from related entities                           847,933         588,051
Due from affiliated stores                          162,581         123,243
Note receivable - related party                      20,000          20,000
Debt issuance costs, net                            333,459         353,425
Deposit for land lease                               37,821          37,821
Other assets                                         36,060          21,311
                                                -----------     -----------
     Total assets                               $25,385,939     $25,710,373
                                                ===========     ===========





























The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  JUNE 30,      DECEMBER 31,
                                                   2000             1999
                                                -----------     -----------
                                                (Unaudited)
Current liabilities:
  Current portion of long-term debt             $13,104,813     $13,102,310
  Current portion of obligations under
    capital leases                                  122,557         164,897
  Accounts payable and accrued expenses           3,170,261       2,184,624
                                                -----------     -----------
     Total current liabilities                   16,397,631      15,451,831

Note payable to shareholder                       1,543,553       1,484,616
Due to affiliated stores                            470,980         408,254
Due to related entities                           1,534,845       1,389,931
Long-term debt, net of current portion              542,442         570,527
Obligation under capital leases, net
  of current portion                                299,229         395,505
Deferred income                                     780,464         694,396
                                                -----------     -----------
     Total liabilities                           21,569,144      20,395,060

Shareholders' equity:
  Series A Convertible Preferred stock,
   $.001 par value, 500,000 shares
   authorized and outstanding at June 30,
   2000 and December 31, 1999                     4,740,000       4,740,000
  Series B Convertible Preferred Stock,
   $.001 par value, 250,000 shares
   authorized and outstanding at June 30,
   2000 and December 31, 1999                     2,500,000       2,500,000
  Options issued in connection with Series A
    Convertible Preferred Stock to purchase
    250,000 shares of Common stock                  260,000         260,000
  Options issued in connection with
    financing                                       174,000         174,000
  Common stock, $.001 par value, 10,000,000
    shares authorized, 3,150,000 and
    3,000,000 shares issued and outstanding
    at June 30, 2000 and December 31, 1999,
    respectively                                      3,150           3,000
  Additional paid-in-capital                      3,637,380       3,520,800
  Accumulated deficit                            (7,497,735)     (5,882,487)
                                                -----------     -----------
     Total shareholders' equity                   3,816,795       5,315,313
                                                -----------     -----------
     Total liabilities and shareholders'
      equity                                    $25,385,939     $25,710,373
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                                   2000            1999
                                                -----------     -----------

Revenues:
  SportPark Las Vegas                           $ 1,037,180     $ 1,174,911
  Callaway Golf Center[TM]                          590,246         525,767
  Other                                              10,069           6,250
                                                -----------     -----------

     Total revenues                               1,637,495       1,706,928

Cost of Revenues:
  SportPark Las Vegas                               213,439         362,676
  Callaway Golf Center[TM]                           74,121          98,323
                                                -----------     -----------

     Total cost of revenues                         287,560         460,999
                                                -----------     -----------

          Gross profit                            1,349,935       1,245,929

Operating expenses:
  Selling, general and administrative             1,272,259       1,512,909
  Depreciation and amortization                     424,417         414,271
                                                -----------     -----------

     Total operating expenses                     1,696,676       1,927,180
                                                -----------     -----------

Operating loss                                     (346,741)       (681,251)
                                                -----------     -----------

Other income (expense):
  Interest income (expense), net                   (376,421)       (376,706)
                                                -----------     -----------

Loss before provision (benefit) for
  income taxes                                     (723,162)     (1,057,957)

Provision (benefit) for income taxes                      -               -
                                                -----------     -----------

          Net loss                                 (723,162)     (1,057,957)
                                                ===========     ===========

NET LOSS PER SHARE:
  Basic and Diluted:
   Net loss per share                           $     (0.23)    $     (0.35)
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                                   2000            1999
                                                -----------     -----------
Revenues:
  SportPark Las Vegas                           $ 1,943,863     $ 2,130,648
  Callaway Golf Center[TM]                        1,236,592       1,008,770
  Other                                              20,436          12,500
                                                -----------     -----------

    Total revenues                                3,200,891       3,151,918

Cost of Revenues:
  SportPark Las Vegas                               446,587         582,110
  Callaway Golf Center[TM]                          197,370         169,453
                                                -----------     -----------

     Total cost of revenues                         643,957         751,563
                                                -----------     -----------

          Gross profit                            2,556,934       2,400,355

Operating expenses:
  Selling, general and administrative             2,555,228       2,774,988
  Depreciation and amortization                     858,323         819,114
                                                -----------     -----------

     Total operating expenses                     3,413,551       3,594,102
                                                -----------     -----------

Operating loss                                     (856,617)     (1,193,747)
                                                -----------     -----------

Other income (expense):
  Interest income (expense), net                   (758,631)       (722,865)
                                                -----------     -----------

Loss before provision (benefit) for income
  taxes                                          (1,615,248)     (1,916,612)

Provision (benefit) for income taxes                      -               -
                                                -----------     -----------

          Net loss                               (1,615,248)     (1,916,612)
                                                ===========     ===========

NET LOSS PER SHARE:

  Basic and Diluted:
   Net loss per share                           $     (0.52)    $     (0.64)
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                                   2000            1999
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(1,615,248)    $(1,916,612)
   Adjustment to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                   858,323       1,006,893
    Gain on sale of equipment                        (3,818)              -
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable      (20,008)        385,465
    (Increase) decrease in inventories               13,888          (2,982)
    Increase in prepaid expenses and other           (3,053)       (193,964)
    Increase in accounts payable and accrued
     expenses                                       985,637         267,977
    Increase (decrease) in deferred income           86,068         (18,649)
                                                -----------     -----------
     Net cash provided by (used in) operating
      activities                                    301,789        (471,872)
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures               (71,585)              -
  Proceeds from sale of equipment                    35,964        (540,529)
                                                -----------     -----------
     Net cash used in investing activities          (35,621)       (540,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to Affiliated Stores and
   Related Entities                                 (91,580)        (44,530)
  Increase (decrease) in notes payable and
   notes payable to shareholder and related
   entity                                            33,355        (462,543)
  Principal payments on capital leases              (66,535)        (64,451)
                                                -----------     -----------
     Net cash used in financing activities         (124,760)       (571,524)
                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       141,408      (1,583,925)
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, Beginning of
  period                                            118,796       2,494,300
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, End of period        $   260,204     $   910,375
                                                ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        $    36,041     $   677,806
                                                ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment financed through notes and
   capital leases                               $         -     $    39,847
                                                ===========     ===========
  Common stock issued in exchange for
   consulting services                          $   116,730     $         -
                                                ===========     ===========
  Capital lease obligation reduced in
   connection with sale of equipment            $    72,081     $         -
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

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2000 and for all periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

     Certain reclassifications have been made to amounts in the 1999 statements of operations to conform to the 2000 presentation.

     These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's report on Form 10-QSB for the quarter ended March 31, 2000.

     The Company's current operations consist of 65 acres of sports entertainment located on the south end of the Las Vegas "Strip" including the following: (1) The Callaway Golf Center located on 42 acres of land that includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the St. Andrews Golf Shop, Callaway Performance Center, Giant Golf teaching academy, and the Bistro 10 restaurant and bar. (2) The SportPark Las Vegas which is a family-oriented sports-themed amusement venue named "All-American SportPark" ("SportPark" or "SPLV"). The SportPark comprises 23 acres adjacent to the Callaway Golf Center and opened for business on October 9, 1998. The SportPark's major attractions include NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which houses the Pepsi AllSport Arena, "The Rock" 47-foot rock climbing wall, Namco Timeout Arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

     As of June 30, 2000, Sports Entertainment Enterprise, Inc. ("SPEN"), a publicly traded company, owns approximately 63.5% of the Company's outstanding common stock and one-third of the Company's outstanding preferred stock.

2.   SPORTPARK LAS VEGAS LOAN AGREEMENT

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The original term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by the Company at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the landlord. The landlord was also issued 75,000 stock options exercisable at $4.00 per share through the year 2005. Additionally, the Chairman of the Company pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Chairman of the Company upon the SportPark achieving certain debt service coverage milestones.

     The Company has not been in compliance with certain debt covenants related to this loan since September 1999. Also, because of cash constraints, the Company did not make its September 1999 loan payment to the Lender and since then has not made any loan payments. The Company has had discussions with the Lender in an attempt to renegotiate the terms of the loan. As part of these discussions, the Lender and the Company agreed that an amusement park industry consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Lender hired a different industry consultant to review MRI's recommendations. The Company met with the Lender's representative on March 21, 2000 to discuss the results of both consultant's reports and to present the Company's proposal for a work-out plan. Since that meeting, the Lender had its consultant update its analysis of MRI's report based on detailed information provided to the Lender by the Company at the March 21 meeting. The Lender did not accept the SportPark's plan as presented at the March 21 meeting.

     The Company has been working diligently for some time with the objective to either (1) sell the SportPark to a buyer that will assume, renegotiate, or refinance the bank loan and provide for the full release of the Company and its related parties from any further obligation on the loan, or (2) locate another lender or partner to facilitate a refinancing of the bank loan. Since these efforts were initiated, the Company has received two formal offers from independent buyers to acquire the SportPark. Both offers were rejected because they were not deemed to be in the best interest of the Company and its shareholders. The Company is in active discussions with other prospective buyers to determine their degree of interest and ability to consummate a possible transaction.

     The Lender has filed a notice of sale and foreclosure on the Chairman's parcels with a sale date set for August 17, 2000. On August 3, 2000, the Company met with the Lender's representative again to discuss final negotiating points for a possible workout arrangement that would include delaying the sale and foreclosure on the Chairman's parcels. The Lender is aware of the Company's efforts to sell or refinance the SportPark. The Company expects to submit a final proposal to the Bank requesting sufficient time to consummate a transaction that satisfies the Company's obligation to the Bank. Although management of the Company is optimistic that a favorable resolution will be achieved with regard to this Bank issue, there can be no assurance that the Company will be successful in doing so. See also Note 8.

3.   LOSS PER SHARE AND SHAREHOLDER'S EQUITY

     Basic and diluted loss per share is computed by dividing the reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,129,396 and 3,000,000 for the six-month periods ended June 30, 2000 and 1999, respectively, and 3,150,000 and 3,000,000 for the three-month periods ended June 30, 2000 and 1999, respectively.

     In January and February 2000, the Company issued an aggregate of 150,000 restricted shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services. The issuance of these shares was valued at a forty percent discount from the closing market price of AASP's common stock on or about the date that the shares were issued.

4.   RELATED PARTY TRANSACTIONS

     The Company has unsecured, ten percent notes payable to its Chairman of $1,259,702 and $1,250,000 at June 30, 2000 and December 31, 1999,
respectively. Accrued interest payable of $283,851 and $234,616 at June 30, 2000 and December 31, 1999, respectively, is included in the balance due under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets.

     The Company has unsecured, ten percent notes payable to the Paradise Store of $264,967 and $230,000 as of June 30, 2000 and December 31, 1999,
respectively. The Paradise Store is a golf retail store owned 100% by the Company's Chairman. Accrued interest payable of $48,577 and $62,712 at June 30, 2000 and December 31, 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

     The Company normally has extensive transactions and relationships with SPEN and subsidiaries ("Related Entities"), the chairman and principal shareholder of SPEN, and the Paradise Store. In 2000, no significant transactions occurred with the Related Entities or the Paradise Store.

5.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     Leasehold improvements and equipment include the following as of June 30, 2000 and December 31, 1999:

                                                  2000          1999
                                              -----------   -----------
      Building                                $18,090,736   $18,049,814
      Land Improvements                         3,456,134     3,433,769
      Furniture and equipment                   2,038,240     2,030,412
      Leased equipment                            583,262       734,296
      Signs                                       685,400       685,400
      Leasehold improvements                      476,519       476,519
      Go-Karts                                    457,115       457,115
      Other                                        97,661        98,704
                                              -----------   -----------
                                               25,885,067    25,966,029
                                              -----------   -----------
      Accumulated depreciation and
        amortization                           (2,715,234)   (1,925,197)
                                              -----------   -----------
                                              $23,169,833   $24,040,832
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

8.   GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the six months ended June 30, 2000, the Company had a net loss of $1,615,248 and has experienced cash flow problems since September of 1999. For the year ended December 31, 1999, the Company had a net loss of $3,818,787 and negative cash flow from operations of $697,710. Additionally, as of June 30, 2000, the Company had a working capital deficit of $15,619,379 and cash and cash equivalents of $260,204. Approximately $14.2 million of this working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999. Because of the Company's default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. If this note payable was not classified as current in its entirety, the working capital deficit as of June 30, 2000 would be about $1.4 million. See Note 2 for further information on the note payable in default.

     Management believes that (1) negotiation of a reasonable work-out plan with the Bank which may include the sale or refinancing of the SportPark, (2) the successful execution of its business plan in the Year 2000 and beyond as recommended by MRI, and (3) a working capital infusion to the Company of at least $1 million will be necessary to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options, as necessary. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

     The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities, except the note payable referred to above, that might be necessary should the Company be unable to continue as a going concern.

9.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated statements of operations and of cash flows for the three and six month periods ended June 30, 1999 have been restated to present, in the proper 1999 quarter, audit adjustments that were made in the fourth quarter of 1999. The impact of this restatement is as follows:

                                               THREE        SIX
                                               MONTHS      MONTHS
                                               ENDED       ENDED
                                               JUNE 30     JUNE 30
                                              ---------   ---------
Decrease in revenues from the SportPark       $ (93,750)  $(187,500)
Increase in interest expense                    (26,352)    (52,704)
                                              ---------   ---------
Increase in net loss                          $(120,102)  $(240,204)

Increase in net loss per share                $    (.04)  $    (.08)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes included in this report.

OVERVIEW

     The Company's current operations consist of the management and operation of 2 sports entertainment venues in Las Vegas, Nevada: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark"). Results of operations for the three and six months ended June 30, 2000 and 1999 include the results of the CGC and the SportPark. The SportPark commenced operations on October 9, 1998. The CGC commenced operations in October 1997, the Company sold its 80% interest in it on May 5, 1998 and, the Company reacquired 100% of the CGC on December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues decreased 4.1% to $1,637,495 in 2000 compared to $1,706,928 in 1999. Revenue for the CGC increased 12.3% to $590,246 in 2000 compared to $525,767 in 1999 due to increased traffic flow and per capita spending. Revenue for the SportPark declined 11.7% to $1,037,180 in 2000 compared to $1,174,911 in 1999. This decline is due mainly to lower attendance levels in 2000 compared to 1999 due to very little advertising by the SportPark in January and February 2000 because of cash constraints and fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of the Company made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events. This decision by management was agreed to by the industry consultant hired by the Company in December 1999 and is a key part of the SportPark's plan going forward to capitalize on the higher margin group sales market.

     COST OF REVENUES. Cost of revenues decreased 37.6% to $287,560 in 2000 compared to $460,999 in 1999. Cost of revenues as a percentage of Revenues was 17.6% in 2000 compared to 27.0% in 1999. This decrease is due mainly to fewer operating days at the SportPark and lower staffing and payroll costs in 2000 at both the SportPark and CGC.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 15.9% to $1,272,259 in 2000 compared to $1,512,909 in 1999. Corporate overhead decreased 25.3% in 2000 versus 1999. SG&A costs for the CGC increased 7.7% due mainly to the 12.3% increase in CGC revenue. SG&A for the SportPark decreased 24.0% due to reduced marketing expenses, fewer operating days and streamlined payroll costs.

     DEPRECIATION AND AMORTIZATION. These costs increased to $424,417 in 2000 compared to $414,271 in 1999 reflecting the higher overall depreciable base of fixed assets resulting from fixed asset additions throughout 1999 and in 2000.

     NET INTEREST (EXPENSE) INCOME. Net interest expense decreased slightly to $376,421 in 2000 compared to $376,706 in 1999 due to lower principal balances of debt in 2000 compared to 1999 and lower interest income in 2000 compared to 1999 because of substantially lower cash balances.

     INCOME TAXES. Due to operating losses, the Company has recorded no tax provision nor has it recorded any tax benefits.

     NET LOSS. Net loss for 2000 of $723,162 represents a 31.6% decrease from the net loss incurred in the comparable 1999 period of $1,057,957. The lower net loss in 2000 is due to primarily to the reasons already described which includes significant cost reductions at the SportPark property and in corporate overhead. Comparing 2000 to 1999, the SportPark net loss decreased 27.2%, CGC recorded net income of 63,509 in 2000 compared to a net loss in 1999 of $7,032, and the decrease in 2000 compared to 1999 in the corporate overhead portion of the net loss was 15.1%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues increased 1.6% to $3,200,891 in 2000 compared to $3,151,918 in 1999. Revenue for the CGC increased 22.6% to $1,236,592 in 2000 compared to $1,008,770 in 1999 due to increased traffic flow and per capita spending. Revenue for the SportPark declined 8.8% to $1,943,863 in 2000 compared to $2,130,648 in 1999. This decline is due mainly to lower attendance levels in 2000 compared to 1999 due to very little advertising by the SportPark in January and February 2000 because of cash constraints and fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of the Company made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events. This decision by management was agreed to by the industry consultant hired by the Company in December 1999 and is a key part of the SportPark's plan going forward to capitalize on the higher margin group sales market.

     COST OF REVENUES. Cost of revenues decreased 14.3% to $643,957 in 2000 compared to $751,563 in 1999. Cost of revenues as a percentage of Revenues was 20.1% in 2000 compared to 23.8% in 1999. This decrease is due mainly to fewer operating days at the SportPark and lower staffing and payroll costs in 2000 at both the SportPark and CGC.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 7.9% to $2,555,228 in 2000 compared to $2,774,988 in 1999. Corporate overhead decreased 22.5% in 2000 versus 1999. SG&A costs for the CGC increased 21.8% due mainly to the 22.6% increase in CGC revenue. SG&A for the SportPark decreased 16.6% due to reduced marketing expenses, fewer operating days and streamlined payroll costs.

     DEPRECIATION AND AMORTIZATION. These costs increased to $858,323 in 2000 compared to $819,114 in 1999 reflecting the higher overall depreciable base of fixed assets resulting from fixed asset additions throughout 1999 and in 2000.

     NET INTEREST (EXPENSE) INCOME. Net interest expense increased 4.9% to $758,631 in 2000 compared to $722,865 in 1999 due mainly to lower interest income in 2000 compared to 1999 because of substantially lower cash balances.

     INCOME TAXES. Due to operating losses, the Company has recorded no tax provision nor has it recorded any tax benefits.

     NET LOSS. Net loss for 2000 of $1,615,248 represents a 15.7% decrease from the net loss incurred in the comparable 1999 period of $1,916,612. The lower net loss in 2000 is due to primarily to the reasons already described which includes significant cost reductions at the SportPark property and in corporate overhead. Comparing 2000 to 1999, the SportPark net loss decreased 10.4%, CGC recorded a 74.7% increase in net income of 143,080 in 2000 compared to a net income in 1999 of $81,889, and the decrease in 2000 compared to 1999 in the corporate overhead portion of the net loss was 18.2%.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had negative working capital of $15,619,379. This deficit in working capital is largely due to the note payable on the SportPark that is in default (see discussion below). Since it is in default, the entire balance of the note is classified as current for financial reporting purposes. If this note was classified for financial reporting purposes under its normal amortization schedule, the working capital deficit at June 30, 2000 would be approximately $1.4 million.

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The original term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. Debt service for this loan approximates $140,000 per month. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed as well as corporate guarantees of the Company and Sports Entertainment Enterprises, Inc. ("SPEN"), the Company's majority shareholder. The Callaway Golf Center was not owned by the Company at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the landlord. The landlord was also issued 75,000 stock options exercisable at $4.00 per share through the year 2005. Additionally, the Chairman of the Company pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Chairman of the Company upon the SportPark achieving certain debt service coverage milestones.

     The Company has not been in compliance with certain debt covenants related to this loan since September 1999. Also, because of cash constraints, the Company did not make its September loan payment to the Lender and since then has not made any loan payments. The Company has had discussions with the Lender in an attempt to renegotiate the terms of the loan. As part of these discussions, the Lender and the Company agreed that an amusement park industry consultant should be retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance from revenue, utilization, and cost standpoints. This consultant, Management Resources, Inc. ("MRI") was hired in December 1999 and completed its assignment in February 2000. The Lender hired a different industry consultant to review MRI's recommendations. The Company met with the Lender's representative on March 21, 2000 to discuss the results of both consultant's reports and to present the Company's proposal for a work-out plan. Since that meeting, the Lender had its consultant update its analysis of MRI's report based on detailed information provided to the Lender by the Company at the March 21 meeting. The Lender did not accept the SportPark's plan as presented at the March 21 meeting.

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

     The Company has been working diligently for some time with the objective to either (1) sell the SportPark to a buyer that will assume, renegotiate, or refinance the bank loan and provide for the full release of the Company and its related parties from any further obligation on the loan, or (2) locate another lender or partner to facilitate a refinancing of the bank loan. Since these efforts were initiated, the Company has received two formal offers from independent buyers to acquire the SportPark. Both offers were rejected because they were not deemed to be in the best interest of the Company and its shareholders. The Company is in active discussions with other prospective buyers to determine their degree of interest and ability to consummate a possible transaction.

     The Lender has filed a notice of sale and foreclosure on the Chairman's parcels with a sale date set for August 17, 2000. On August 3, 2000, the Company met with the Lender's representative again to discuss final negotiating points for a possible work-out arrangement that would include delaying the sale and foreclosure on the Chairman's parcels. The Lender is aware of our efforts to sell or refinance the SportPark. The Company expects to submit a final proposal to the Bank requesting sufficient time to consummate a transaction that satisfies the Company's obligation to the Bank. Although management of the Company is optimistic that a favorable resolution will be achieved with regard to this Bank issue, there can be no assurance that the Company will be successful in doing so.

     Also, management is continually evaluating new revenue opportunities that provide a more broad and exciting customer experience as well as maximizing the utilization of the SportPark and CGC. At the same time, management has instituted aggressive cost containment strategies that began in September 1999 and will continue until the Company is operating as efficiently as possible. Also, since September 1999, because of the Company's cash constraints, the Company's President is deferring half of his salary until such time as the Company has sufficient capital resources.

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

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans from the Company's Chairman along with accrued interest payable were $1,543,553 and $1,484,616 at June 30, 2000 and December 31, 1999, respectively. Loans from his personally owned retail store along with accrued interest payable were $313,544 and $292,712 at June 30, 2000 and December 31, 1999, respectively. The increases relate to accrued interest payable on the balances outstanding. The loans are due beginning in November 2000 and bear interest at ten percent per annum. Accrued interest payable of $332,428 at June 30, 2000 has been deferred, a practice which is expected to continue in 2000, if necessary.

     There are no planned material capital expenditures in 2000.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $780,464 at June 30, 2000 compared to $694,396 at December 31, 1999. A sponsorship fee of $250,000 was received in the first quarter of 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a continued source of cash flow in 2000.

     OPERATING ACTIVITIES. Net cash provided by operating activities was $301,789 for the six months ended June 30, 2000 compared to net cash used in operating activities of $471,872 for the six months ended June 30, 1999. The primary reason for the positive operating cash flow in 2000 versus negative operating cash flow in 1999 relates to a larger increase in 2000 in accounts payable and accrued expenses.

     INVESTING ACTIVITIES. Net cash used in investing activities was $35,621 and $540,529 for the six months ended June 30, 2000 and 1999, respectively. The larger expenditures in 1999 are attributed to the SportPark being newly opened (the SportPark opened in October 1998) and the refinements that were being made to the facility at that time.

     FINANCING ACTIVITIES. Net cash used in financing activities was $124,760 and $571,524 for the six months ended June 30, 2000 and 1999, respectively. The primary reason for the smaller use of cash in 2000 is due to the Company not paying the debt service on the SportPark loan.

     The Company's current and expected sources of working capital are its cash balances that were $260,204 at June 30, 2000 and cash flow from operations including sponsorship fees and advance deposits of various kinds. Working capital needs have been helped by deferring payments to the Lender on the SportPark, land lease payments to the landlord for both the SportPark and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

     The Company has raised considerable capital in the past 5 years for development projects. The SportPark is now fully operational and well into its second full year of operation. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it moves into its third full year of operation. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company resolves the issue with the Bank on the SportPark loan, achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Builders, filed a complaint in the District Court of Clark County, Nevada against the Company and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. The Company has not yet filed an answer to this complaint. At June 30, 2000 and December 31, 1999, the Company had accrued a liability for the amount claimed.

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

                                  ALL-AMERICAN SPORTPARK, INC.


Date:  August 11, 2000            By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer


                                  By:/s/ Kirk Hartle
                                     Kirk Hartle, Chief Financial Officer

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically