Form 10QSB
period 2000-09-30
ALL AMERICAN SPORTPARK INC
filed 2000-11-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 2000


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

                            Yes X             No___

As of November 14, 2000, 3,150,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999                   3

         Consolidated Statements of Operations
         Three Months Ended September 30, 2000 and 1999             5

         Consolidated Statements of Operations -                    6
         Nine Months Ended September 30, 2000 and 1999

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999              7

         Notes to Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                         13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                         19

Item 2.  Changes in Securities                                     19

Item 3.  Defaults Upon Senior Securities                           19

Item 4.  Submission of Matters to a Vote of Security
          Holders                                                  19

Item 5.  Other Information                                         19

Item 6.  Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                         19

               ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


ASSETS
                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2000            1999
                                              ------------    ------------
                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                   $    178,650    $    118,796
  Accounts receivable                              165,628         122,847
  Inventory                                         39,021          52,796
  Prepaid expenses and other                       220,879         231,251
                                              ------------    ------------
     Total current assets                          604,178         525,690

Leasehold improvements and equipment, net       22,739,282      24,040,832
Due from related entities                          160,382         588,051
Due from affiliated stores                         138,610         123,243
Note receivable - related party                     20,000          20,000
Debt issuance costs, net                           323,476         353,425
Deposit for land lease                              37,821          37,821
Other assets                                        25,466          21,311
                                              ------------    ------------
     Total assets                             $ 24,049,215    $ 25,710,373
                                              ============    ============




























The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2000            1999
                                               (UNAUDITED)
                                              ------------    ------------
Current liabilities:
  Current portion of long-term debt           $ 13,106,109    $ 13,102,310
  Current portion of obligations under
    capital leases                                 119,605         164,897
  Accounts payable and accrued expenses          3,580,215       2,184,624
                                              ------------    ------------
     Total current liabilities                  16,805,929      15,451,831

Note payable to shareholder                      1,575,046       1,484,616
Due to affiliated stores                           385,887         408,254
Due to related entities                            785,338       1,389,931
Long-term debt, net of current portion             527,899         570,527
Obligation under capital leases, net
  of current portion                               236,119         395,505
Deferred income                                    718,892         694,396
                                              ------------    ------------
     Total liabilities                          21,035,110      20,395,060

Shareholders' equity:
  Series A Convertible Preferred stock,
   $.001 par value, 500,000 shares
   authorized and outstanding at
   September 30, 2000 and December 31, 1999      4,740,000       4,740,000
  Series B Convertible Preferred Stock,
   $.001 par value, 250,000 shares
   authorized and outstanding at
   September 30, 2000 and December 31, 1999      2,500,000       2,500,000
  Options issued in connection with Series A
   Convertible Preferred Stock to purchase
   250,000 shares of Common stock                  260,000         260,000
  Options issued in connection with
   financing                                       174,000         174,000
  Common stock, $.001 par value,
   10,000,000 shares authorized, 3,150,000
   and 3,000,000 shares issued and
   outstanding at September 30, 2000 and
   December 31, 1999, respectively                   3,150           3,000
  Additional paid-in-capital                     3,637,380       3,520,800
  Accumulated deficit                           (8,300,425)     (5,882,487)
                                              ------------    ------------
     Total shareholders' equity                  3,014,105       5,315,313
                                              ------------    ------------
     Total liabilities and shareholders'
      equity                                  $ 24,049,215    $ 25,710,373
                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (UNAUDITED)

                                                  2000            1999
                                              ------------    ------------
Revenues:
  SportPark Las Vegas                         $    867,318    $  1,232,657
  Callaway Golf Center[TM]                         650,747         548,724
  Other                                               (380)          7,281
                                              ------------    ------------
     Total revenues                              1,517,685       1,788,662
                                              ------------    ------------
Cost of Revenues:
  SportPark Las Vegas                              175,431         404,524
  Callaway Golf Center[TM]                         146,637         114,618
                                              ------------    ------------
     Total cost of revenues                        322,068         519,142
                                              ------------    ------------
     Gross profit                                1,195,617       1,269,520
                                              ------------    ------------
Operating expenses:
  Selling, general and administrative            1,198,537       1,537,223
  Depreciation and amortization                    423,838         424,748
                                              ------------    ------------
     Total operating expenses                    1,622,375       1,961,971
                                              ------------    ------------
Operating loss                                    (426,758)       (692,451)

Interest income (expense), net                    (375,932)       (392,268)
                                              ------------    ------------
Loss before income tax benefit                    (802,690)     (1,084,719)

Income tax benefit                                       -        (156,832)
                                              ------------    ------------
     Net loss                                 $   (802,690)   $   (927,887)
                                              ============    ============

NET LOSS PER SHARE:
  Basic and diluted                           $      (0.25)   $      (0.31)
                                              ============    ============














The accompanying notes are an integral part of these consolidated financial statements.

               ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (UNAUDITED)

                                                  2000            1999
                                              ------------    ------------

Revenues:
  SportPark Las Vegas                         $  2,811,181    $  3,363,305
  Callaway Golf Center[TM]                       1,887,339       1,557,494
  Other                                             20,056          19,781
                                              ------------    ------------
     Total revenues                              4,718,576       4,940,580
                                              ------------    ------------
Cost of Revenues:
  SportPark Las Vegas                              622,018         986,634
  Callaway Golf Center[TM]                         344,007         284,071
                                              ------------    ------------
     Total cost of revenues                        966,025       1,270,705
                                              ------------    ------------
     Gross profit                                3,752,551       3,669,875
                                              ------------    ------------

Operating expenses:
  Selling, general and administrative            3,753,765       4,312,211
  Depreciation and amortization                  1,282,161       1,243,862
                                              ------------    ------------
     Total operating expenses                    5,035,926       5,556,073
                                              ------------    ------------

Operating loss                                  (1,283,375)     (1,886,198)

Interest income (expense), net                  (1,134,563)     (1,115,133)
                                              ------------    ------------
Loss before income tax benefit                  (2,417,938)     (3,001,331)

Income tax benefit                                       -        (156,832)
                                              ------------    ------------
     Net loss                                 $ (2,417,938)   $ (2,844,499)
                                              ============    ============

NET LOSS PER SHARE:

  Basic and diluted                           $      (0.77)   $      (0.95)
                                              ============    ============









The accompanying notes are an integral part of these consolidated financial statements.

               ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (UNAUDITED)

                                                           2000            1999
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (2,417,938)   $ (2,844,499)
   Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                        1,282,161       1,431,641
     Loss on sale of equipment                                1,669            -
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable              (42,781)        210,965
    (Increase) decrease in inventories                       13,775          (5,232)
    (Increase) decrease in prepaid expenses and other       122,947        (104,480)
    Increase in accounts payable and accrued expenses     1,395,591         658,910
    Increase (decrease) in deferred income                   24,496         (96,825)
                                                       ------------    ------------
     Net cash provided by (used in) operating
      activities                                            379,920        (749,520)
                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                      (100,180)       (874,596)
  Proceeds from sale of equipment                            37,023            -
                                                       ------------    ------------
     Net cash used in investing activities                  (63,157)       (874,596)
                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated stores and
   related entities                                        (214,658)        (95,295)
  Increase (decrease) in notes payable and notes
   payable to shareholder and related entity                 51,601        (582,486)
  Principal payments on capital leases                      (93,852)       (101,769)
                                                       ------------    ------------
     Net cash used in financing activities                 (256,909)       (779,550)
                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         59,854      (2,403,666)
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of period              118,796       2,494,300
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, end of period               $    178,650    $     90,634
                                                       ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                               $     59,685    $    913,291
                                                       ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Equipment financed through notes and capital leases   $       -       $     92,417
                                                       ============    ============
 Common stock issued in exchange for consulting
  services                                             $    116,730    $       -
                                                       ============    ============
 Capital lease obligations reduced in connection
  with sale of equipment                               $    110,826    $       -
                                                       ============    ============

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments consisting of normal recurring adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2000, and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

Certain reclassifications have been made to amounts in the 1999 statements of operations to conform to the 2000 presentation.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's reports on Form 10-QSB for the quarters ended March 31 and June 30, 2000. The balance sheet information presented as of December 31, 1999 is derived from the Company's audited financial statements included in its Form 10-KSB for the year then ended.

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

As of September 30, 2000, Sports Entertainment Enterprise, Inc. ("SPEN"), a publicly traded company, owns approximately 63.5% of the Company's outstanding common stock and one-third of the Company's outstanding preferred stock.

2.   SPORTPARK LAS VEGAS LOAN AGREEMENT

On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The original term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by the Company at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock (the "Boreta Stock") in SPEN to the landlord. The landlord was also issued 75,000 stock options exercisable at $4.00 per share through the year 2005. Additionally, the Chairman of the Company pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Chairman of the Company upon the SportPark achieving certain debt service coverage milestones.

The Company has not been in compliance with certain debt covenants related to this loan since September 1999. Also, because of cash constraints, the Company did not make its September 1999 loan payment to the Lender and since then has not made any loan payments. In November 1999, the Company began discussions with the Lender in an attempt to renegotiate the terms of the loan. As a result of these discussions, an amusement park industry consultant was retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance. This industry consultant completed its assignment in February 2000. The Company met with the Lender on March 21, 2000, to discuss the results of the consultant's reports and to present the Company's proposal for a work-out plan. The Lender did not accept the SportPark's plan as presented at the March 21 meeting.

The Company has been working diligently for some time with the objective to either (1) sell the SportPark to a buyer that will assume, renegotiate, or refinance the bank loan and provide for the full release of the Company and its related parties from any further obligation on the loan, or (2) locate another lender or partner to facilitate a refinancing of the bank loan.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October, 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2,750,000 as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, the Company reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and a lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease.
At the same time, the Landlord purchased from the Lender the SportPark Note Payable, Equipment Note, and Equipment Lease. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that the previous Lender had except that the guarantees of AASP and SPEN no longer exist on any of these three obligations. The Landlord and the Company are negotiating with two unrelated parties to possibly manage and operate the SportPark. Several other strategies are also being considered. It is uncertain at this time how the ongoing relationship with the Landlord will be structured for the SportPark property. Management of the Company is currently negotiating with the Landlord to further resolve this SportPark issue. The Company may or may not have continuing involvement with the SportPark property. Although management of the Company believes that a favorable resolution may be achieved with regard to this SportPark issue, there can be no assurance that the Company will be successful in doing so. Also, see Note 8.

3.  LOSS PER SHARE AND SHAREHOLDER'S EQUITY

Basic and diluted loss per share is computed by dividing the reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,136,314 and 3,000,000 for the nine-month periods ended September 30, 2000 and 1999, respectively, and 3,150,000 and 3,000,000 for the three-month periods ended September 30, 2000 and 1999, respectively.

In January and February 2000, the Company issued an aggregate of 150,000 restricted shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services. The issuance of these shares was valued at a forty percent discount from the closing market price of AASP's common stock on or about the date that the shares were issued.

4.  RELATED PARTY TRANSACTIONS

The Company has unsecured, ten percent notes payable to its Chairman of $1,259,702 and $1,250,000 at September 30, 2000 and December 31, 1999,
respectively. Accrued interest payable of $315,344 and $234,616 at September 30, 2000, and December 31, 1999, respectively, is included in the balance due under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets.

The Company has unsecured, ten percent notes payable to the Paradise Store of $264,967 and $230,000 as of September 30, 2000 and December 31, 1999,
respectively. The Paradise Store is a golf retail store owned 100% by the Company's Chairman. Accrued interest payable of $55,202 and $62,712 at September 30, 2000, and December 31, 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

The Company has historically had extensive transactions with SPEN and subsidiaries ("Related Entities"), the chairman and principal shareholder of SPEN, and the Paradise Store. In 2000, no significant transactions occurred with the Related Entities or the Paradise Store.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment include the following as of September 30, 2000 and December 31, 1999:

                                                 2000          1999
                                              -----------   -----------
      Building                                $18,105,736   $18,049,814
      Land improvements                         3,456,134     3,433,769
      Furniture and equipment                   2,045,348     2,030,412
      Leased equipment                            530,693       734,296
      Signs                                       685,400       685,400
      Leasehold improvements                      477,058       476,519
      Go-Karts                                    457,115       457,115
      Other                                       103,604        98,704
                                              -----------   -----------
                                               25,861,088    25,966,029
      Accumulated depreciation and
        amortization                           (3,121,806)   (1,925,197)
                                              -----------   -----------
                                              $22,739,282   $24,040,832
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

7.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees, which will require the payment of fixed and incentive based compensation.

The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance that it will be sufficient to cover all future claims.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect on the Company. Also, see Note 8.

8.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the nine months ended September 30, 2000, the Company had a net loss of $2,417,938 and has experienced cash flow problems since September of 1999. For the year ended December 31, 1999, the Company had a net loss of $3,818,787 and negative cash flow from operations of $697,710. Additionally, as of September 30, 2000, the Company had a working capital deficit of $16,201,751 and cash and cash equivalents of $178,650. Approximately $14.5 million of this working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999. Because of the Company's default on the note, accounting rules require that the full amount owing be classified as current for financial reporting purposes. See Note 2 for further information on the note payable in default.

Management believes that (1) successful negotiation of a reasonable work-out plan for the SportPark which may include the sale or refinancing of the SportPark, (2) the successful execution of its business plan in the Year 2000 and beyond, and (3) a working capital infusion to the Company of at least $1.5 million will be necessary to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months. If required to fund corporate operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options, as necessary. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

Management of AASP has considered the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, in its evaluation as to whether the carrying amount of the SportPark assets is recoverable. Based on the relevant facts and circumstances, management of AASP does not believe that an impairment loss should be recognized at this time.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities, except the note payable referred to above, that might be necessary should the Company be unable to continue as a going concern.

9.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated statements of operations and of cash flows for the three and nine month periods ended September 30, 1999 have been restated to present, in the proper 1999 quarter, audit adjustments that were made in the fourth quarter of 1999. The impact of this restatement is as follows:

                                                  THREE         NINE
                                                  MONTHS        MONTHS
                                                  ENDED         ENDED
                                               SEPTEMBER 30  SEPTEMBER 30
                                               ------------  ------------

   Decrease in revenues from the SportPark     $    (93,750) $   (281,250)
   Increase in interest expense                     (26,352)     ( 79,056)
                                               ------------  ------------

   Increase in net loss                        $   (120,102) $   (360,306)
                                               ============  ============
   Increase in net loss per share              $       (.04) $       (.12)
                                               ============  ============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes included in this report.

OVERVIEW

The Company's current operations consist of the management and operation of 2 sports entertainment venues in Las Vegas, Nevada: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark"). Results of operations for the three and nine months ended September 30, 2000 and 1999 include the results of the CGC and the SportPark. The SportPark commenced operations on October 9, 1998. The CGC commenced operations in October 1997, the Company sold its 80% interest in it on May 5, 1998 and, the Company reacquired 100% of the CGC on December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues decreased 15.2% to $1,517,685 in 2000 compared to $1,788,662 in 1999. Revenue for the CGC increased 18.6% to $650,747 in 2000 compared to $548,724 in 1999 due to increased traffic flow and per capita spending. Revenue for the SportPark declined 29.6% to $867,318 in 2000 compared to $1,232,657 in 1999. This decline is due mainly to lower attendance levels in 2000 compared to 1999 due to very little advertising by the SportPark in 2000 because of cash constraints and fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of the Company made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events.

COST OF REVENUES. Cost of revenues decreased 37.9% to $322,068 in 2000 compared to $519,142 in 1999. Cost of revenues as a percentage of Revenues was 21.2% in 2000 compared to 29.0% in 1999. This decrease is due mainly to fewer operating days at the SportPark and lower staffing and payroll costs in 2000 at both the SportPark and CGC.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 22.0% to $1,198,537 in 2000 compared to $1,537,223 in 1999. Corporate overhead increased 24.3% in 2000 versus 1999 due mainly to professional fees. SG&A costs for the CGC decreased 15.9% due mainly to streamlined payroll and lower property taxes. SG&A for the SportPark decreased 31.0% due to reduced marketing expenses, fewer operating days and streamlined payroll costs.

DEPRECIATION AND AMORTIZATION. These costs decreased nominally to $423,838 in 2000 compared to $424,748 in 1999.

NET INTEREST (EXPENSE) INCOME. Net interest expense decreased slightly to $375,932 in 2000 compared to $392,268 in 1999 due to lower principal balances of debt in 2000 compared to 1999.

INCOME TAXES. Due to operating losses and valuation allowances related to certain deferred tax assets, the Company has recorded no tax provision nor has it recorded any tax benefits.

NET LOSS. Net loss for 2000 of $802,690 represents a 13.5% decrease from the net loss incurred in the comparable 1999 period of $927,887. The lower net loss in 2000 is due to primarily to the reasons already described which includes significant cost reductions at the SportPark and CGC properties. Comparing 2000 to 1999, the SportPark net loss decreased 18.3%; CGC recorded net income of 45,094 in 2000 compared to a net loss in 1999 of $115,586; and the net loss attributed to corporate overhead increased 18.8% due mainly to increased professional fees.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues decreased 4.5% to $4,718,576 in 2000 compared to $4,940,580 in 1999. Revenue for the CGC increased 21.2% to $1,887,339 in 2000 compared to $1,557,494 in 1999 due to increased traffic flow and per capita spending. Revenue for the SportPark declined 16.4% to $2,811,181 in 2000 compared to $3,363,305 in 1999. This decline is due mainly to lower attendance levels in 2000 compared to 1999 due to very little advertising by the SportPark because of cash constraints and fewer operating days in 2000 versus 1999. Effective January 10, 2000, management of the Company made the decision to close the SportPark to the general public Monday through Wednesday because the revenue generated on these days was not covering variable expenses. As part of this strategy, management reserved Monday through Wednesday for group sales and special events.

COST OF REVENUES. Cost of revenues decreased 23.9% to $966,025 in 2000 compared to $1,270,705 in 1999. Cost of revenues as a percentage of Revenues was 20.5% in 2000 compared to 25.7% in 1999. This decrease is due mainly to fewer operating days at the SportPark and lower staffing and payroll costs in 2000 at both the SportPark and CGC.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 13.0% to $3,753,765 in 2000 compared to $4,312,211 in 1999. Corporate overhead decreased 10.7% in 2000 versus 1999. SG&A costs for the CGC increased 5.6% due mainly to increased revenue. SG&A for the SportPark decreased 21.5% due to reduced marketing expenses, fewer operating days and streamlined payroll costs.

DEPRECIATION AND AMORTIZATION. These costs increased to $1,282,161 in 2000 compared to $1,243,862 in 1999 reflecting the higher overall depreciable base of fixed assets resulting from fixed asset additions throughout 1999 and in 2000.

NET INTEREST (EXPENSE) INCOME. Net interest expense increased 1.7% to $1,134,563 in 2000 compared to $1,115,133 in 1999 due mainly to lower interest income in 2000 compared to 1999 because of substantially lower cash balances.

INCOME TAXES. Due to operating losses, the Company has recorded no tax provision nor has it recorded any tax benefits.

NET LOSS. Net loss for 2000 of $2,417,938 represents a 15.0% decrease from the net loss incurred in the comparable 1999 period of $2,844,499. The lower net loss in 2000 is due to primarily to the reasons already described which includes significant cost reductions at the SportPark property and in corporate overhead. Comparing 2000 to 1999, the SportPark net loss decreased 13.1%; CGC recorded net income of $188,174 in 2000 compared to a net loss in 1999 of $33,697; and the decrease in 2000 compared to 1999 in the corporate overhead portion of the net loss was 8.2%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had negative working capital of $16,201,751 and cash and cash equivalents of $178,650. Approximately $14.5 million of this working capital deficit relates to the note payable secured by a first deed of trust on the SportPark that has been in default since September 1999 (see discussion below). Since it is in default, the entire balance of the note is classified as current for financial reporting purposes.

On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank ("Lender"). The original term of the loan is 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 is 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by the Company at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock (the "Boreta Stock") in SPEN to the landlord. The landlord was also issued 75,000 stock options exercisable at $4.00 per share through the year 2005. Additionally, the Chairman of the Company pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Chairman of the Company upon the SportPark achieving certain debt service coverage milestones.

The Company has not been in compliance with certain debt covenants related to this loan since September 1999. Also, because of cash constraints, the Company did not make its September 1999 loan payment to the Lender and since then has not made any loan payments. In November 1999, the Company began discussions with the Lender in an attempt to renegotiate the terms of the loan. As a result of these discussions, an amusement park industry consultant was retained to evaluate all operational aspects of the SportPark and provide recommendations to improve the SportPark performance. This industry consultant completed its assignment in February 2000. The Company met with the Lender on March 21, 2000 to discuss the results of the consultant's reports and to present the Company's proposal for a work-out plan. The Lender did not accept the SportPark's plan as presented at the March 21 meeting.

The Company has been working diligently for some time with the objective to either (1) sell the SportPark, for an acceptable price, to a buyer that will assume, renegotiate, or refinance the bank loan and provide for the full release of the Company and its related parties from any further obligation on the loan, or (2) locate another lender or partner to facilitate a refinancing of the bank loan.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October, 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2,750,000 as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, the Company reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and a lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease.
At the same time, the Landlord purchased from the Lender the SportPark Note Payable, Equipment Note, and Equipment Lease. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that the previous Lender had except that the guarantees of AASP and SPEN no longer exist on any of these three obligations. The Landlord and the Company are negotiating with two unrelated parties to possibly manage and operate the SportPark. Several other strategies are also being considered. It is uncertain at this time how the ongoing relationship with the Landlord will be structured for the SportPark property. Management of the Company is currently negotiating with the Landlord to further resolve this SportPark issue. The Company may or may not have continuing involvement with the SportPark property. Although management of the Company is optimistic that a favorable resolution will be achieved with regard to this SportPark issue, there can be no assurance that the Company will be successful in doing so.

Also, management is continually evaluating new revenue opportunities that provide a more broad and exciting customer experience as well as maximizing the utilization of the SportPark and CGC. At the same time, management has instituted aggressive cost containment strategies that began in September 1999 and will continue until the Company is operating as efficiently as possible. In addition, because of the Company's cash constraints, the Company's President began deferring half of his salary in September 1999 and will continue to do so until such time as the Company has sufficient capital resources.

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

The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans from the Company's Chairman along with accrued interest payable were $1,575,046 and $1,484,616 at September 30, 2000 and December 31, 1999, respectively. Loans from his personally owned retail store along with accrued interest payable were $320,169 and $292,712 at September 30, 2000 and December 31, 1999,
respectively. The increases relate to accrued interest payable on the balances outstanding. The loans are due beginning in November 2000 and bear interest at ten percent per annum. Accrued interest payable of $370,546 at September 30, 2000 has been deferred, a practice which is expected to continue in 2000, if necessary.

There are no planned material capital expenditures in 2000.

The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $718,892 at September 30, 2000, compared to $694,396 at December 31, 1999. A sponsorship fee of $250,000 was received in the first quarter of 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a continued source of cash flow in 2000.

Operating Activities. Net cash provided by operating activities was $379,920 for the nine months ended September 30, 2000 compared to net cash used in operating activities of $749,520 for the nine months ended September 30, 1999. The primary reason for the positive operating cash flow in 2000 versus negative operating cash flow in 1999 relates to a larger increase in 2000 in accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities was $63,157 and $874,596 for the nine months ended September 30, 2000 and 1999, respectively. The larger expenditures in 1999 are attributed to the SportPark being newly opened (the SportPark opened in October 1998) and the refinements that were being made to the facility at that time.

Financing Activities. Net cash used in financing activities was $256,909 and $779,550 for the nine months ended September 30, 2000 and 1999, respectively. The primary reason for the smaller use of cash in 2000 is due to the Company not paying the debt service on the SportPark loan.

The Company's current and expected sources of working capital are its cash balances that were $178,650 at September 30, 2000, and cash flow from operations including sponsorship fees and advance deposits of various kinds. Working capital needs have been helped by deferring payments to the Lender on the SPLV, land lease payments to the landlord for both the SPLV and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

The Company has raised considerable capital in the past 5 years for development projects. The SportPark is now fully operational and well into its second full year of operation. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it moves into its fourth full year of operation. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company resolves the issue with the Bank on the SportPark loan, and achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

Special Cautionary Notice Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains statements that are forward-looking such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Builders, filed a complaint in the District Court of Clark County, Nevada against the Company and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. The Company has not filed an answer to this complaint. At September 30, 2000 and December 31, 1999, the Company had accrued a liability for the amount claimed.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  November 14, 2000          By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer


Date:  November 14, 2000          By:/s/ Kirk Hartle
                                     Kirk Hartle, Chief Financial Officer