Form 10KSB
period 2000-12-31
ALL AMERICAN SPORTPARK INC
filed 2001-04-02
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended:  December 31, 2000

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from: _____ to ____

                         Commission File No. 0-024970

                        ALL-AMERICAN SPORTPARK, INC.
       --------------------------------------------------------------
               (Name of Small Business Issuer in its Charter)

           NEVADA                                         88-0203976
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication No.)

              6730 South Las Vegas Boulevard, Las Vegas, NV  89119
          -----------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $5,904,040

As of March 22, 2001, 3,150,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $80,500.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                              BUSINESS DEVELOPMENT

     The Company's business began in 1974 when Vaso Boreta, the Chairman of the Board of the Company, opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta, subsequently began distributing catalogs and developing a mail order business for the sale, principally of golf, and, to a lesser extent, tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept and commenced the sale of franchises. As of February 26, 1997, when the franchise business was sold, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

     The Company is a Nevada corporation which was incorporated on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to All-American SportPark, Inc. on December 14, 1998.

     The Company was acquired by Sports Entertainment Enterprises, Inc. ("SPEN"), formerly known as Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a publicly traded company, in February 1988, from Vaso Boreta, who was its sole shareholder. As of December 31, 2000, Vaso Boreta owns approximately 23% of the outstanding common stock of SPEN, and serves as its Chairman of the Board, President and CEO. He also serves as the Chairman of the Board of the Company. SPEN owns 2,000,000 shares of the Company's common stock, which represents approximately two-thirds of the Company's common stock outstanding. In October 1998, SPEN purchased 250,000 shares of Series B Convertible Preferred Stock of the Company which represents one-third of the Company's outstanding preferred stock.

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

     On July 29, 1996, the Company sold 200,000 shares of Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of SANYO North America Corporation, for $2,000,000 in cash pursuant to an Investment Agreement between the Company and TOI (the "Agreement"). TOI purchased 300,000 additional shares of Series A Convertible Preferred Stock for an additional $3,000,000 in September and October 1996, pursuant to the Agreement. The Company used the proceeds from these sales to fund part of the development costs of its All-American SportPark property in Las Vegas. In March 2001, the Company repurchased all of the shares of Series A Convertible Preferred Stock from TOI for $5,000 in cash. Once repurchased, the shares were retired.

     On December 16, 1996, the Company and its majority shareholder, SPEN, entered into negotiations pursuant to an "Agreement for the Purchase and Sale of Assets" to sell all but one of the four retail stores owned by SPEN, all of SPEN's wholesale operations and the entire franchising business of the Company to Las Vegas Golf & Tennis, Inc., an unaffiliated company. On February 26, 1997, the Company and SPEN completed this transaction. As a result, the Company's operations, assets and liabilities have since related solely to the development and operation of sports recreation and amusement facilities known as "All-American SportParks" and "Callaway Golf Centers". See "BUSINESS OF THE COMPANY."

     In connection with the sale of the above-described assets, SPEN and the Company agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at its All-American SportPark and Callaway Golf Center businesses which it may operate. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, the President of SPEN, Ron Boreta, the President of the Company, and John Boreta, a principal shareholder of SPEN, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada. Likewise, the Buyer is restricted from operating stores in southern Nevada except for the Summerlin area of Las Vegas, Nevada.

     On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company has developed its All-American SportPark and Callaway Golf Center properties. The property is located on the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and several of Las Vegas' major hotel/casino properties such as Mandalay Bay and the MGM Grand. The property is also adjacent to the new Interstate 215 beltway that will eventually encircle the entire Las Vegas Valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres is home to the All-American SportPark which opened for business in October 1998. See "BUSINESS OF THE COMPANY".

     On June 20, 1997, the lessor of the 65 acre tract ("Landlord") agreed with the Company to cancel the original lease and replace it with two separate leases: one lease for the Callaway Golf Center and the second lease for the All-American SportPark. Both leases are fifteen-year leases with options to extend for two additional five-year terms. The lease for the Callaway Golf Center[TM]commenced on October 1, 1997 when the golf center opened; base rent is $33,173 per month. The SportPark lease commenced on February 1, 1998 with a base rent of $18,910 per month.

     During June 1997 the Company and Callaway Golf Company ("Callaway") formed All-American Golf LLC ("LLC"), a California limited liability company which was owned 80% by the Company and 20% by Callaway; the LLC owned and operated the Callaway Golf Center . In May 1998, the Company sold its 80% interest in LLC to Callaway. (See "BUSINESS OF THE COMPANY"). On December 31, 1998 the Company acquired substantially all the assets of LLC subject to certain liabilities which resulted in the Company owning 100% of the Callaway Golf Center[TM].

     On October 19, 1998 the Company sold 250,000 shares of the Series B Convertible Preferred Stock to SPEN for $2,500,000. SPEN had earlier issued 2,303,290 shares of its Common Stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 stock options for SPEN Common Stock at an exercise price of $1.8392 per share through October 19, 2008. ASI is a Nevada limited liability company whose members include Andre Agassi, a professional tennis player.

     On January 2, 2001, the Company closed its All-American SportPark property (excluding the Callaway Golf Center) to the general public as a
result of financial problems.  (See "BUSINESS OF THE COMPANY   DISCONTINUED
SPORTPARK OPERATIONS" below).

BUSINESS OF THE COMPANY

     The Company developed a concept for family-oriented sports-themed amusement parks named "All-American SportPark". The All-American SportPark ("AASP") is comprised of two components: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark") amusement center. Collectively, the two properties complete a live-action, 65-acre, sports and entertainment venue located at the south end of the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road. The AASP is strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 125,000 hotel rooms in Las Vegas, and seven of the top ten largest hotels in the world are within a few miles from the SportPark including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo to name a few. The AASP is also adjacent to McCarran International Airport that services nearly 35 million visitors annually. The local residential population approximates
1.3 million.

ALL-AMERICAN SPORTPARK

     The SportPark opened for business on October 9, 1998 on 23 acres of land. It is a state of the art amusement facility that has many unique attractions and elements. The main attractions and alliances are as follows:

     NASCAR SPEEDPARK. The Company has a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provides that the Company has an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California through December 31, 2003.

     As consideration for the license, the Company paid an initial fee of $25,000 and is required to pay a fee of $25,000 for each new SpeedPark opened after the first SpeedPark. In addition, the Company pays NASCAR a royalty based on the SpeedPark's gross revenue from racing activities plus a royalty on revenues received from sponsors and promoters of SpeedPark activities.

     The SpeedPark includes three unique tracks to accommodate three styles of racing: (1) the family Challenge track, (2) the adult Performance track and,
(3) the Sprint junior track. The Challenge track is a 1,200 linear foot reversible road course for nine-horsepower go-karts designed for families and children 10 and up; the Performance track is a 2,200 linear foot road course for twenty-horsepower NASCAR-style go-karts designed for youths and adults 16 years and older; the Sprint track is a 500 linear foot figure eight track for adults and smaller children. The SpeedParks are comprised of the NASCAR Go-Kart SpeedPark, the Garage Experience, the Winner's Circle, the Infield RV Park, Victory Lane, and the Tailgater's Dining Circle. Scale model, near emissions-free, gas-powered, stock cars complete with sponsorship graphics and signage compete on the three tracks. The cars are various scale versions of NASCAR replicas each designed and engineered to fit the track on which it races.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium is a full size replica of a major league ballpark for batting and baseball training.
The Company was granted a license in December 1994 from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, as amended, the Company also had the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium is a nostalgic open-air batting stadium that attempts to duplicate a major league experience for its patrons. Unlike normal industry standard batting cages, the Company's design is a full size stadium that replicates many of the features of a modern baseball stadium. There are 16 batter boxes and 16 on-deck circles. Batters have the option of hitting hard or softballs delivered at five different speeds. Outfield wall replicas of Fenway Park's "Green Monster", Baltimore's Oriole Park at Camden Yards, Chicago's Wrigley Field, Yankee Stadium, and The Ball Park in Arlington, Texas are designed to challenge batters to hit the balls out of the park. Completing the Major League Baseball experience are authentic turnstiles, classic ballpark food and beverage concessions, and baseball memorabilia. The license expired on November 30, 2000.

     SPORTPARK PAVILION. The 100,000 square foot Pavilion Building includes a multi-purpose sports arena (the "Pepsi Allsport Arena"), specialty retail areas, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service including the "Boston Garden Experience" Restaurant & Bar. Other attractions in the Pavilion are Augusta National Putting Experience, an 8,000 square foot arcade, "The Rock" Sport Climbing Wall, and the SportPark Logo Shop .

     PEPSI ALLSPORT ARENA. The focal point of the Pavilion building is the 25,000 square foot Pepsi Allsport Arena which can be customized from in-line to traditional skating, league play for a variety of sports, an artificial turf indoor football/soccer playing field, concerts, boxing matches, expos, seminars, cultural and civic events, and large group functions. The Pepsi Allsport Arena has proven to be in high demand in particular for large group parties and myriad special events including indoor professional beach volleyball tournaments, professional roller hockey exhibition games, basketball tournaments, tennis matches, ESPN2 Friday Night Fights, annual super bowl parties, large group events featuring top entertainers, corporate rallies, music and entertainment events. The Arena includes a giant 32 foot video display, state of the art audio, video, and lighting system which creates a unique multimedia light and sound experience, and movable seating which is adaptable for 1,500 to 3,000 people to view an event.

     SPONSORSHIP AGREEMENT WITH PEPSI-COLA COMPANY

     In December 1997, the Company entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to the dispensing of its products at the AASP. In addition, the agreement provides that Pepsi has specified signage rights including the naming rights to the SportPark Arena as the Pepsi Allsport Arena. Pepsi is required to provide, without charge, all equipment needed to dispense its products at the AASP.

     The agreement with Pepsi provides that the Company and Pepsi will participate in joint marketing programs such as promotions of Pepsi's products and the AASP. In addition, Pepsi has the right to provide three marketing events per year. These events used to promote the business of the AASP and Pepsi.

     In exchange for these rights, Pepsi agreed to pay the Company a fixed annual cash payment for the term of the agreement such that five total cash payments are received. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement.

     AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides Sportservice with the exclusive right for all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the SportPark and CGC, during the ten year term of the agreement. Sportservice pays rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales.

     Sportservice invested approximately $3.85 million into its food and beverage concession leasehold improvements. Sportservice is a wholly-owned subsidiary of Delaware North Company. Other Delaware North Companies include the Fleet Center in Boston, and food service clients that include the Ballpark in Arlington, Texas, California Speedway, Miller Park in Milwaukee, Space Port USA at Kennedy Space Center and Yosemite National Park.

DISCONTINUED SPORTPARK OPERATIONS

     The SportPark has been beset with financial problems since the opening in October 1998. It opened with much less financing than desired to create the experience that was originally envisioned for the property. Attendance never achieved forecasted levels and gradually decreased as sufficient financial resources were not available to keep the existing attractions at optimum operating condition or vary the amusement elements to always keep the experience "fresh."

     As a result of the foregoing, the SportPark was unable to make the scheduled loan payments on its mortgage (the "Bank Note") beginning in September 1999. No loan payments have been made since. Management of the Company made several attempts to resolve the SportPark's financial problems by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. These efforts did not result in solving the financial problems of the SportPark.

     Ultimately, in October and November 2000, the Bank forced the Company's Chairman to liquidate additional collateral he had pledged for the Bank Note which resulted in payment to the Bank of $2.75 million and, the Landlord, who had subordinated his land to the Bank to help the Company secure the financing, bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. Since then, the Landlord and the Company have been actively pursuing a buyer/operator to take over the SportPark from the Company. Effective January 2, 2001, the SportPark closed to the general public although it continues to operate on a limited basis for group parties and special events and is expected to continue to do so until a suitable buyer/operator is found. The Company and the Landlord are in active discussions with several prospects to sell or lease the SportPark. The Company expects to dispose of its interest in the SportPark along with all related obligations sometime in 2001 although there can be no assurance the Company will be successful in doing so. Also, it is uncertain whether the Company will have any continuing interest in the SportPark.

CALLAWAY GOLF CENTER[TM]

     In June 1997, the Company completed a final agreement with Callaway to form a limited liability company named All American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM]," on approximately forty-two (42) acres of land which is adjacent to the SportPark property and on Las Vegas Boulevard in Las Vegas, Nevada. The Callaway Golf Center[TM] opened to the public on October 1, 1997.

     The Callaway Golf Center[TM] includes a 110-tee two-tiered driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens and a 1-1/2 acre lake with cascading waterfalls and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the CGC includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the CGC is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system, the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, a restaurant and bar, and an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     The LLC was originally owned 80% by the Company and 20% by Callaway Golf. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. The Company contributed the value of expenses incurred relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC had a ten year term with interest at ten percent per annum. The principal was due in 60 equal monthly payments commencing five years after the golf center opened.

     The Company has executed a trademark license agreement with Callaway Golf pursuant to which the Company licenses the right to use the marks "Callaway Golf Center " and "Divine Nine" from Callaway Golf for a term beginning on December 30, 1998 and ending upon termination of the land lease on the Golf Center. The Company paid a one time fee for this license agreement that was a component of the purchase price the Company paid for the Callaway Golf Center when it acquired the facility on December 30, 1998. Pursuant to this agreement, Callaway Golf has the right to terminate the agreement upon the occurrence of any Event of Termination as defined in the agreement.

     As a result of the sale of its interest in the LLC to Callaway on May 5, 1998, the Company had no ownership of or involvement with the Callaway Golf Center[TM]until the end of 1998 (as described in the following paragraph), and the Callaway Golf Center[TM]was operated separately from the SportPark. However, the Company had the option to repurchase the 80% membership interest for a period of two years on essentially the same financial terms that it sold its interest. The sale of the Company's 80% interest in the LLC was completed in order to improve the Company's financial condition that in turn improved the Company's ability to complete the financing needed for the final construction stage of the SportPark.

     On December 31, 1998 the Company acquired substantially all the assets of the LLC subject to certain liabilities. Under terms of the asset purchase agreement, the Company paid $1 million to Active Media Services in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to Callaway Golf.

LIABILITY INSURANCE

     The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

     The marketing program in place for the SportPark is focused entirely on group parties and special events in both the tourist and local markets. In addition, the SportPark is being marketed for sale. The Company expects to continue this marketing strategy for the SportPark until such time as a suitable buyer/operator is found.

     The CGC is focused primarily on the local individual customers with increasing emphasis on the individual tourist market because of the facility's proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective for the local market. For the tourist market, the Company has instituted taxi and shuttle bus programs aimed at bringing customers directly to the CGC. Also, the CGC, along with its teaching academy tenant Giant Golf, has implemented programs to attract more group events, clinics, and other special promotional events.

     The CGC, which includes the nine-hole par 3 golf course, driving range, and clubhouse is designed as a country club atmosphere for the general public. This concept may be expanded into various hotel and resort areas throughout the United States and overseas.

     Even though the license agreement with Major League Baseball expired in November 2000, the Company believes its unique baseball stadium concept has great potential to be expanded to other locations in the United States and overseas. Considerable market research by management has indicated a large potential market for Slugger Stadium. Possible locations include new gated sites inside major theme parks, attachments to regional and value oriented shopping malls, inside new sports stadiums or as stand alone sites. Target consumers include the family, adults, softball players and all youth baseball organizations.

     NASCAR SpeedPark is "The Official Go-Kart Racing Facility Licensed by NASCAR". Management believes this concept could be developed to include installations alongside Super speedways, NASCAR Team Race/Shops Racing Retail & Entertainment Centers, stand alone facilities and as a separate gated attraction inside major theme parks throughout the United States.

     The Company's marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the Las Vegas location could require considerably more financial and human resources than presently exists at the Company.

COMPETITION

     Any amusement or golf facilities developed by the Company will compete with any other family/sports attractions in the city where such facilities are located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. The Company will be relying on the combination of active user participation in the sports activities and uniqueness of the Park features, attractive designs, and competitive pricing to encourage visitation and patronage.

     In the Las Vegas market, the Company has competition from other golf courses, theme parks, family entertainment centers, and hotel/casinos.
Company management believes the CGC has a competitive advantage in the Las Vegas market because of its strategic location, product branding, alliances, and extent of facilities balanced with competitive pricing which is unlike any competitor in the market.

TRADE NAMES AND TRADEMARKS

     The Company has filed an "intent to use" trademark application for "All-American SportPark" and a related design and "Slugger Stadium". The Company intends to maintain the integrity of the trademarks, other proprietary names and marks against unauthorized use.

EMPLOYEES

     As of March 26, 2001, there were 8 full time employees at the Company's executive offices, 15 at CGC, and 4 at the SportPark. Also, there were 12 part-time employees at the CGC and 28 at the SportPark.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located inside the clubhouse building of the Company's Callaway Golf Center property at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The Company's other principal asset, the SportPark is located adjacent to the CGC at 121 East Sunset Road. The two properties occupy approximately 65 acres of leased land described in "ITEM 1. DESCRIPTION OF BUSINESS - BUSINESS DEVELOPMENT." The CGC was opened October 1, 1997 and the SportPark was opened October 9, 1998. Both properties are in good condition both structurally and in appearance. The CGC is owned 100% by the Company through a wholly-owned subsidiary, All-American Golf Center, Inc. The SportPark is owned 100% by the Company through a wholly-owned subsidiary, SportPark Las Vegas, Inc.

     A ten-year note payable secured by a first deed of trust exists on the CGC in the original amount of $1 million payable without interest, in quarterly installments of $25,000 beginning December 1998. A fifteen-year note payable secured by a first deed of trust exists on the SportPark in the original amount of $13.5 million with interest at a default rate of 15% as of December 31, 2000, payable in monthly installments of approximately $140,000 beginning November 1998. This note has been in default since September 1999. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

ITEM 3.  LEGAL PROCEEDINGS

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On October 14, 1999, Joel Rubenstein, Oracle One Partners, Inc., and Hal Price doing business as Mach One Marketing Group, filed a complaint against the Company in the United States District Court of Nevada, seeking compensatory damages in the amount of $333,000, as well as an accounting and other relief based on an alleged breach of an agreement to develop sponsors for the SportPark. This case is in the discovery stage and has had no significant activity for over six months. Management intends to vigorously defend the case.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Builders, filed a complaint against the Company in the District Court of Clark County Nevada against the Company and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contends that it is entitled to $243,883 for work performed. This amount is recorded in Accounts Payable and Accrued Expenses in the Company's consolidated balance sheets as of December 31, 2000 and 1999. This case has been put on hold by agreement of both the plaintiff's and Company's attorneys until a final resolution is reached with the SportPark property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC: Bulletin Board under the symbol "AASP." The following table sets forth the closing high and low sales prices of the Common Stock for the periods indicated.

                                                  HIGH       LOW
      -----------------------------              -------    -------
      Year Ended December 31, 2000:
       First Quarter                             $2.125     $1.125
       Second Quarter                            $1.125     $0.625
       Third Quarter                             $1.250     $0.625
       Fourth Quarter                            $1.031     $0.063

      Year Ended December 31, 1999:
       First Quarter                             $2.000     $1.000
       Second Quarter                            $1.938     $1.031
       Third Quarter                             $1.750     $0.844
       Fourth Quarter                            $2.125     $0.500

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 1, 2001, was 66. This does not include approximately 700 shareholders who hold stock in their accounts at broker/dealers.

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

OVERVIEW

     The Company's continuing operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center. The Callaway Golf Center commenced operations on October 1, 1997, the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then reacquired 100% of the Callaway Golf Center on December 31, 1998.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

     DISCONTINUED OPERATIONS. On December 31, 2000, the Company formalized a plan to dispose of the SportPark facility because (1) the property continues to sustain substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; the Company does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. The Company is in discussions with several prospective buyers/operators and expects to complete a transaction to dispose of the Sportpark sometime in 2001. As a result of the foregoing, the Company recorded a write down of $6,510,181 to adjust the SportPark assets' carrying amount to estimated net realizable value. Also, loss from operations of the SportPark was $4,521,227 and $3,417,079 in 2000 and 1999, respectively. The larger loss in 2000 is primarily the result of interest and fees incurred related to the Bank Note in default. The Bank charged interest at the default rate of 15% beginning in September 1999 through November 2000; in addition, all fees (i.e. legal, etc.) associated with the Bank's efforts to resolve this default issue were added to the balance due on the SportPark loan.

CONTINUING OPERATIONS

     REVENUES. Revenues increased 12.1% to $2,457,885 in 2000 compared to $2,192,095 in 1999. Revenues from the CGC were $2,433,885 in 2000 compared to $2,154,222 in 1999. The increase for CGC is due mainly to higher visitation and per capita spending in 2000 versus 1999.

     COST OF REVENUES. Cost of revenues increased 3% to $436,612 in 2000 compared to $423,944 in 1999. Cost of Revenues as a percentage of Revenues was 17.7% in 2000 compared to 19.3% in 1999. The increase for 2000 is primarily due to support of the increased revenues described above.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The decrease of 14% to $1,805,001 in 2000 from $2,098,128 in 1999 is the result of aggressive cost containment strategies that began in the latter half of 1999 due to the problems associated with the discontinued SportPark business segment. Management has had success reducing corporate overhead costs primarily in the areas of payroll and professional fees.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $98,880 in 2000 compared to $117,145 in 1999 due mainly to the disposition of certain assets of the CGC in early 2000.

     INTEREST EXPENSE, NET. Net interest expense decreased 5.5% to $211,642 in 2000 compared to $223,918 in 1999. This decrease is due primarily to the reduction in capital lease obligations in early 2000 in connection with the disposition of certain assets of the CGC.

     INCOME TAXES. Due to net losses in 2000 and 1999, the Company has recorded no tax provision. However, the benefit of $269,332 in 1999 relates to (1) a tax refund of $156,832 which arose from the carryback of the 1998 net loss for income tax purposes to 1997 where the Company had net taxable income; this had resulted from the Company's 1997 sale of its franchised retail stores, and (2) $112,500 related to overpayment of taxes from 1997.

     LOSS FROM CONTINUING OPERATIONS. The Company incurred a net loss from continuing operations of $94,303 in 2000 compared to $401,708 in 1999. The decreased net loss in 2000 is due primarily to increased revenue in 2000 at the CGC along with lower overall costs in 2000 resulting from the Company's aggressive cost containment strategies that began in September 1999. The Company intends to continue this strategy in order to maintain efficiency in the Company's operations and to ultimately achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had a working capital deficit of $715,616. This deficit has been created primarily because of the ongoing financial problems of the discontinued SportPark business segment. The SportPark Bank Note in the original amount of $13.5 million has been in default since September 1999. This default and the related cash flow shortfalls of the SportPark business required the Company to use the positive cash flow of the CGC to fund these shortfalls. At the same time, the land lease payments for the CGC have not been made since September 1999 and have continued to accrue creating the majority of the working capital deficit.

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank. The loan was for 15 years with interest at 9.38%. The loan was secured by the SportPark real and personal property as well as corporate guarantees of the Company and its parent, SPEN. Also, the Landlord of the Sportpark subordinated its land underlying the SportPark to the Lender to secure repayment of the loan. As consideration for the Landlord providing collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the Landlord as collateral to protect the leased property from foreclosure. Additionally, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan.

     The Company defaulted on the loan in September 1999; this default continued until October and November 2000, the Bank forced the Company's Chairman to sell the Chairman's parcels which resulted in the Chairman paying $2.75 million to the Bank to pay down the outstanding loan balance, and the Landlord bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. In connection with these transactions, the corporate guarantees of the Company and SPEN were released. During the period of default with the Bank, management of the Company made several attempts to resolve the SportPark's loan default by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. Since the Landlord bought the Bank Note, the Landlord and the Company have been actively pursuing a buyer/operator to take over the SportPark from the Company. Effective January 2, 2001, the SportPark closed to the general public although it continues to operate on a limited basis for group parties and special events and will continue to do so until a suitable buyer/operator is found. The Company and the Landlord are in active discussions with several prospects to lease/buy the SportPark. The Company expects to dispose of its interest in the SportPark along with all related obligations sometime in 2001 although there can be no assurance the Company will be successful in doing so. Also, it is uncertain whether the Company will have some form of continuing interest in the SportPark.

     If the Company is successful in disposing of the SportPark and all of its related obligations, the Company's ability to continue as a going concern will be greatly improved although there can be no assurance the Company will be successful in doing so. While management of the Company is working diligently to achieve this end for the SportPark, the Company is aggressively pursuing several other opportunities. The Company is in various stages of adding new revenue producing elements to its CGC property that do not require significant capital investment by the Company. Also, the Company is aggressively pursuing financing sources with the CGC as collateral to improve the CGC operations and infuse working capital into the Company. Expansion plans into other markets will be facilitated by the ultimate resolution of the SportPark issues. Management of the Company is in discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate the Company's expansion plans; several possible business structures will be evaluated. An important element of the Company's plan will be to increase the Company's exposure in the financial community. There can be no assurance that the Company will be successful in its efforts to raise capital for the Company nor can there be any assurance that the Company will be successful in its efforts to structure a relationship with an established company in its industry to facilitate the Company's expansion plans.

     There are no planned material capital expenditures in 2001.

     The Callaway Golf Center has generated positive cash flow in both 1999 and 2000. If required to fund corporate operations, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company.

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Such lendings were $1,777,328 at December 31, 1999 and have increased to $5,093,072 at December 31, 2000. The Company paid back $225,000 of these amounts in late March 1999; the offsetting increase relates to accrued interest payable on the remaining balances outstanding, and the $2.75 million along with associated costs of approximately $283,000 that the Company's chairman incurred to pay down the SportPark loan in October 2000. The loans are due at various dates beginning in 2001 and bear interest at ten percent per annum. Accrued interest payable of $469,212 at December 31, 2000 has been deferred, a practice which is expected to continue in 2001, if necessary.

     The Company's accounts payable and accrued expenses increased in 2000 to $893,689 from $432,559 in 1999 due mainly to deferred land lease payments on the CGC.

     OPERATING ACTIVITIES. During 2000, net cash provided by operating activities was $532,151 compared to $147,568 of net cash used in operating activities in 1999. The primary reasons for the difference relate to (1) an approximate $300,000 smaller net loss from continuing operations in 2000 compared to 1999, and (2) a larger increase in accounts payable and accrued expense balances of approximately $440,000.

     INVESTING ACTIVITIES. During 2000, net cash used in investing activities totaled $62 compared to $235,038 in 1999. The primary difference is more expenditures for leasehold improvements at the CGC in 1999 compared to 2000.

     FINANCING ACTIVITIES. During 2000, net cash used in financing activities was $376,538 compared to net cash provided by financing activities during 1999 of $358,536. The main reason for the difference is a change in due to affiliated stores and related entities of about $840,000.

     The Company's current and expected sources of working capital are its cash balances that were $150,556 at December 31, 2000 and its continuing positive operating cash flow of its CGC property. Working capital needs have been helped by deferring payments on the SportPark loan, land lease payments to the Landlord for both the SportPark and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -------------------------------------------------
Vaso Boreta           67     Chairman of the Board

Ronald S. Boreta      38     President, Chief Executive Officer, Treasurer,
                             Secretary  and Director

Robert R. Rosburg     73     Director

William Kilmer        60     Director

Kirk Hartle           35     Chief Financial Officer

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 2000, 1999 and 1998 from the Company:


                                 SUMMARY COMPENSATION TABLE

                                                         LONG-TERM COMPENSATION
                              ANNUAL COMPENSATION                AWARDS
                         ----------------------------    ----------------------
                                                                    SECURITIES
                                              OTHER      RE-        UNDERLYING   ALL
                                              ANNUAL     STRICTED   OPTIONS/     OTHER
NAME AND PRINCIPAL                            COMPEN-    STOCK      SARs         COMPEN-
POSITION            YEAR  SALARY(1)  BONUS    SATION(2)  AWARD(S)   (NUMBER)     SATION
------------------  ----  --------  --------  ---------  ---------  -----------  ------
Ronald S. Boreta,   2000  $120,000    --      $31,845       --          --         --
 President and CEO  1999  $121,939    --      $29,301       --        125,000      --
                    1998  $100,000    --      $39,348       --          --         --

Kevin B. Donovan,   1998  $100,000    --      $ 6,410(3)    --          --         --
 Vice President
 of New Business
 Development
__________________

(1)  Includes $60,000 and $21,074 for 2000 and 1999, respectively, deferred by Ron Boreta until such time as the Company's cash flow is stabilized.  This election was made by Ron
Boreta in September 1999.

(2)  Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf.  For 2000, 1999, and 1998, respectively, these amounts were $16,738,
$13,446, and $11,148 for club memberships; $10,607, $7,188, and $7,200 for an automobile;
and $3,000, $8,667, and $21,000 to the Company's supplemental retirement plan.

(3)  Represents $6,410 paid for an automobile provided for Mr. Donovan's personal use.
Mr. Donovan's employment as Vice President of New Business Development ended in 1998.


COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

EMPLOYMENT AGREEMENTS

     Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 for the year ended December 31, 1996. The employment agreement is automatically extended for additional one year periods unless 60 days' notice of the intention not to extend is given by either party. In addition to his base salary, Ronald S. Boreta also will receive a royalty equal to 2% of all gross revenues directly related to the All-American SportPark and Slugger Stadium concepts. However, such royalty is only payable to the extent that the Company's annual consolidated income before taxes after the payment of the royalty exceeds $1,000,000. Ronald S. Boreta also receives the use of an automobile, for which the Company pays all expenses, and full medical and dental coverage. The Company also pays all dues and expenses for membership at two local country clubs at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

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

     In August 1994, the Board of Directors granted stock options to four persons who were then Officers and Directors of the Company, to purchase shares of the Company's Common Stock at $5.00 per share. On June 9, 1997, each of these options (except Charles Hohl's) were reissued at an exercise price of $3.0625. These options expired on August 8, 1999.

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

     In April 2000, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $0.8125 per share which is equivalent to the closing market price on the date of grant. The option vests as to 25,000 shares immediately and the remaining 25,000 shares vest on April 24, 2001. This option expires April 24, 2005.

401(k) PLAN

     The Company's Parent, SPEN maintained a 401(k) employee retirement and savings program (the "401(k) Plan") which covered the Company's employees. Under the 401(k) Plan, an employee could contribute up to 15% of his or her gross annual earnings, subject to a statutory maximum, for investment in one or more funds identified under the plan. The Company's Parent made matching contributions equal to 50% of participants' contributions up to six percent of the participants' salary. Effective December 6, 2000, SPEN terminated this plan due to lack of employee participation.

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

     For 2000 and 1999, Ronald S. Boreta (the President of the Company) was designated as a Category I employee. The Company made contributions to the Supplemental Retirement Plan on behalf of Ronald S. Boreta in the amount of $3,000 and $8,667 for 2000 and 1999, respectively.

     The Company's Board of Directors will likely contribute approximately the same amount it did in 2000 to the Supplemental Retirement Plan for 2001.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 26, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------         ----------------          --------
Sports Entertainment
  Enterprises, Inc.                  2,250,000 (1)            66.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Ronald S. Boreta                       325,000 (2)             9.4%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Vaso Boreta                                  0 (3)              --
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Kirk Hartle                             75,000 (2)              2.3%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                            0 (3)              --
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                               0 (3)              --
1500 Sea Breeze Boulevard
Ft. Lauderdale, FL  33316

All Directors and Officers             400,000 (4)            11.3%
as a Group (5 persons)
___________________

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

(4) Includes shares beneficially held by the six named Directors and executive officers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Sports Entertainment Enterprises, Inc. ("SPEN"), a publicly-held corporation, owns approximately two-thirds of the Company's outstanding Common Stock and 250,000 shares of Series B Convertible Preferred Stock. Vaso Boreta, the Company's Chairman of the Board, is an Officer, Director and principal shareholder of SPEN. Ronald S. Boreta, President and a Director of the Company, is a Director and principal shareholder of SPEN. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of SPEN. In addition, John Boreta, the son of Vaso Boreta and the brother of Ronald S. Boreta, is a principal shareholder of SPEN.

     The Company has extensive transactions and relationships with SPEN and subsidiaries ("Related Entities"), Vaso Boreta, the golf retail store owned by Vaso Boreta (the "Paradise Store") and the St. Andrews Golf Shop ("SAGS") which is the golf retail store in the Callaway Golf Center owned by Ron Boreta and John Boreta (the "Affiliated Stores"). The Paradise Store operates in Las Vegas, Nevada. The types of activities that are shared amongst all of these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

     The Company has unsecured, ten percent notes payable of $264,967 and 230,000 at December 31, 2000 and 1999 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Paradise Store obtained from a bank to fund these loans to the Company. Accrued interest payable of $61,826 and $62,712 at December 31, 2000 and 1999, respectively, is included with the note payable. Interest payments of $26,508 and 27,212 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001 if necessary.

     The Company has unsecured, ten percent notes payable of $1,259,702 and $1,250,000 as of December 31, 2000 and 1999 with Vaso Boreta. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that Vaso Boreta obtained from a bank to fund these loans to the Company. Accrued interest payable of $346,836 and $234,616 at December 31, 2000 and 1999, respectively, is included in the balance due. Interest payments of $125,964 and $127,397 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001 if necessary.

     On September 15, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank. The loan was for 15 years with interest at 9.38%. To facilitate this financing transaction, the Landlord of the Sportpark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the landlord as collateral to protect the leased property from foreclosure and the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

     In connection with the discontinued SportPark business segment loan resolution, the Company's chairman paid $2,750,000 to the Lender to release collateral he had pledged to secure the SportPark loan; this $2.75 million was used by the Lender to pay down the loan balance owed by the SportPark. In connection therewith, Vaso Boreta, the Company's chairman incurred costs and fees totaling $283,473 to consummate the transaction with the Lender. This transaction required Vaso Boreta to sell the collateral so that cash could be paid to the Lender in exchange for releasing the Lender's lien on the collateral. Accrued interest of $60,550 has been accrued on the total amount incurred by the Vaso Boreta of $3,033,473. Interest is calculated at 10% per annum. There is currently no written agreement concerning this obligation.

     During September 1997, a majority of the Board of Directors of the Company agreed to sell the Company's rights to the St. Andrews name to Boreta Enterprises, Ltd. for a $20,000 promissory note since the Company had committed all of its efforts to the development and management of the All-American SportPark and no longer intended to engage in the business of selling golf equipment or apparel.

     On March 9, 2001, the Company repurchased all 500,000 shares of Series A Convertible Preferred Stock held by Three Oceans, Inc. for $5,000 in cash. In connection with this transaction, Motoharu Iue, the designee of Three Oceans Inc. on the Board of Directors, resigned as a Director of the Company.

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

10.27     Stock Repurchase Agreement     Incorporated by reference to
          Agreement with Three Oceans,   Exhibit 10 to the Registrant's
          Inc.                           Current Report on Form 8-K dated
                                         March 9, 2001

21        Subsidiaries of the            Incorporated by reference to
          Registrant                     Exhibit 21 to the Registrant's
                                         Form SB-2 Registration Statement
                                         (No. 33-84024)

23        Consent of Piercy Bowler       Filed herewith electronically
          Taylor & Kern

(b)  REPORTS ON FORM 8-K.  None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of All-American SportPark, Inc.:

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc., a Nevada Corporation, and subsidiaries (the " Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1e to the consolidated financial statements, the Company has had recurring operating losses from continuing operations and has generated negative cash flow from continuing operations for the years ended December 31, 2000 and 1999, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1e. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Piercy Bowler Taylor & Kern

                                    PIERCY BOWLER TAYLOR & KERN


Las Vegas, Nevada
March 27, 2001

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,
                                                2000            1999
                                            -----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents                 $   150,556     $  118,796
  Accounts receivable                            28,150         20,860
  Prepaid expenses and other                     65,189         56,289
                                            -----------     ----------
     Total current assets                       243,895        195,945

Leasehold improvements and equipment, net       945,002      1,114,160
Due from related entities                        48,500        309,283
Due from affiliated stores                      138,661        123,243
Note receivable - related party                  20,000         20,000
Other assets                                     24,714          9,300
Net assets of discontinued operations           412,104      8,001,420
                                            -----------     ----------
     Total assets                            $1,832,876     $9,773,351































The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,
                                               2000            1999
                                           ------------    -----------
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt         $    49,891     $   45,400
  Current portion of obligations under
    capital leases                               15,931         69,838
  Accounts payable and accrued expenses         893,689        432,559
                                            -----------     ----------
     Total current liabilities                  959,511        547,797

Note payable to shareholder                   4,700,561      1,484,616
Due to affiliated stores                        392,511        398,286
Due to related entities                         778,461      1,214,931
Long-term debt, net of current portion          493,428        543,319
Obligation under capital leases, net
  of current portion                             23,153         73,229
Deferred income                                 178,919        195,860
                                           ------------    -----------
     Total liabilities                        7,526,544      4,458,038
                                           ------------    -----------
Shareholders' equity (deficit):
  Series A Convertible Preferred Stock,
   $.001 par value, 500,000 shares
   authorized and outstanding
   at December 31, 2000 and 1999              4,740,000      4,740,000
  Series B Convertible Preferred Stock,
   $.001 par value, 250,000 shares
   authorized and outstanding
   at December 31, 2000 and 1999              2,500,000      2,500,000
  Options issued in connection with
   Series A Convertible Preferred Stock
   to purchase 250,000 shares of Common
   Stock                                        260,000        260,000
  Options issued in connection with
   financing                                    174,000        174,000
  Common Stock, $.001 par value,
   10,000,000 shares authorized, 3,150,000
   and 3,000,000 shares issued and out-
   standing at December 31, 2000 and
   December 31, 1999, respectively                3,150          3,000
  Additional paid-in-capital                  3,637,380      3,520,800
  Accumulated deficit                       (17,008,198)    (5,882,487)
                                           ------------    -----------
     Total shareholders' equity (deficit)    (5,693,668)     5,315,313
                                           ------------    -----------
     Total liabilities and shareholders'
      equity                               $  1,832,876    $ 9,773,351
                                           ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                               2000            1999
                                           ------------    -----------
Revenues:
  Callaway Golf Center[TM]                 $  2,433,885    $ 2,154,222
  Other                                          23,947         37,873
                                           ------------    -----------
      Total revenues                          2,457,832      2,192,095

Cost of Revenues:
  Callaway Golf Center[TM]                      436,612        423,944
                                           ------------    -----------
     Total cost of revenues                     436,612        423,944
                                           ------------    -----------
     Gross profit                             2,021,220      1,768,151
                                           ------------    -----------
Operating expenses:
  Selling, general and administrative         1,805,001      2,098,128
  Depreciation and amortization                  98,880        117,145
                                           ------------    -----------
     Total operating expenses                 1,903,881      2,215,273
                                           ------------    -----------

Operating income (loss)                         117,339       (447,122)

Interest expense, net                          (211,642)      (223,918)
                                           ------------    -----------
Loss from continuing operations before
  income taxes                                  (94,303)      (671,040)
Income tax benefit                                    -       (269,332)
                                           ------------    -----------
Loss from continuing operations                 (94,303)      (401,708)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations of
   SportPark business before writedown
   of assets                                 (4,521,227)    (3,417,079)
  Writedown of SportPark assets to net
   realizable value                          (6,510,181)             -
                                           ------------    -----------
Loss from discontinued operations           (11,031,408)    (3,417,079)
                                           ------------    -----------
     Net Loss                              $(11,125,711)   $(3,818,787)
                                           ============    ===========

NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations         $      (0.03)   $     (0.13)
   Loss from discontinued operations              (3.51)         (1.14)
                                           ------------    -----------
     Net loss per share                    $      (3.54)   $     (1.27)
                                           ============    ===========
The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                      COMMON                          COMMON
                                       STOCK            ADDITIONAL    STOCK
                          PREFERRED   PURCHASE  COMMON   PAID-IN     PURCHASE   ACCUMULATED
                            STOCK     OPTIONS   STOCK    CAPITAL     WARRANTS     DEFICIT          TOTAL
                          ----------  --------  ------  ----------  ----------  -------------  -------------
Balance, 12/31/1998       $7,240,000  $434,000  $3,000  $3,333,300  $ 187,500   $ (2,063,700)  $  9,134,100

Expiration of common
stock purchase warrants                                    187,500   (187,500)

Net loss                                                                          (3,818,787)    (3,818,787)
                          ----------  --------  ------  ----------  ----------  -------------  -------------

Balance, 12/31/1999        7,240,000   434,000   3,000   3,520,800           -    (5,882,487)     5,315,313

Issuance of stock for
services charged to
continuing operations                              150     116,580                                  116,730

Net loss                                                                         (11,125,711)   (11,125,711)
                          ----------  --------  ------  ----------  ----------  -------------  -------------

Balance, 12/31/2000       $7,240,000  $434,000  $3,150  $3,637,380  $        -  $(17,008,198)  $ (5,693,668)
                          ==========  ========  ======  ==========  ==========  =============  =============




























The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                               2000            1999
                                           ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(11,125,711)   $(3,818,787)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities of continuing
    operations:
     Loss from discontinued operations       11,031,408      3,417,079
    Common stock issued for services            116,730              -
    Depreciation and amortization                98,880        117,145
    Gain on sale of equipment                    (1,741)             -
  Changes in operating assets and
   liabilities:
    (Increase) decrease in accounts
     receivable                                  (7,290)       166,934
    Increase in prepaid expenses and other      (24,314)       (23,713)
    Increase in accounts payable and accrued
     expenses                                   461,131         19,121
    Decrease in deferred income                 (16,942)       (25,347)
                                           ------------    -----------
Net cash provided by (used in) operating
 activities of continuing operations            532,151       (147,568)
                                           ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures           (32,562)      (235,038)
  Proceeds from sale of equipment                32,500              -
                                           ------------    -----------
Net cash used in investing activities
 of continuing operations                           (62)      (235,038)
                                           ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and related entities                 (481,708)       359,966
  Increase in notes payable and notes
   payable to shareholder and related entity    137,072         86,277
  Principal payments on capital leases          (31,902)       (87,707)
                                           ------------    -----------
Net cash provided by (used in) financing
 activities of continuing operations           (376,538)       358,536
                                           ------------    -----------
NET CASH USED IN DISCONTINUED OPERATIONS       (123,791)    (2,351,434)
                                           ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     31,760     (2,375,504)
CASH AND CASH EQUIVALENTS, beginning of
 period                                         118,796      2,494,300
                                           ------------    -----------
CASH AND CASH EQUIVALENTS, end of period   $    150,556    $   118,796
                                           ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                    $     58,361    $    71,347
                                           ============    ===========
NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
  Common stock issued in exchange
   for consulting services                 $    116,730    $         -
                                           ============    ===========
  Capital lease obligations transferred
   in connection with sale of equipment    $     72,081    $         -
                                           ============    ===========
  Costs incurred by the Company's
   chairman to reduce the Company's
   long term debt                          $  3,033,473    $         -
                                           ============    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. ("AASP"), a Nevada corporation, include the accounts of AASP and its subsidiaries, SportPark Las Vegas, Inc. ("SPLV") and All-American Golf Center, Inc. ("AAGC"), both Nevada corporations, collectively the "Company". All significant intercompany accounts and transactions have been eliminated. The operations of the All-American SportPark facility are included in SPLV. The operations of the Callaway Golf Center are included in AAGC.

     b.  COMPANY BACKGROUND AND PRIMARY CONTINUING BUSINESS ACTIVITIES

Until December 13, 1994, AASP was a wholly-owned subsidiary of Las Vegas Discount Golf & Tennis, Inc. ("LVDG") which is now known as Sports Entertainment Enterprises, Inc. ("SPEN"), a public company. On December 13, 1994, the Company completed an initial public offering of 1,000,000 Units (representing one-third of the post offering shares outstanding) at a price of $4.50 per Unit, each Unit consisting of one share of common stock and one Class A Warrant. [See Note 9.e.] As of December 31, 2000, SPEN owns approximately two-thirds (2/3) of the Company's outstanding common stock and one third (1/3) of the Company's Convertible Preferred Stock.

The Company's Chairman owns one hundred percent (100%) of the original Las Vegas Discount Golf & Tennis location on Paradise Road, which opened in Las Vegas, Nevada in 1974. This store along with the St. Andrews Golf Shop ("SAGS") described below are referred to herein as the "Affiliated Stores."

On June 13, 1997, the Company and Callaway Golf Company ("Callaway") formed All-American Golf, LLC (the "LLC") to construct, manage and operate the Callaway Golf Center , a premier golf facility on 42 acres located at the south end of the world famous Las Vegas "Strip" at Las Vegas Boulevard and Sunset Road. The Company contributed $3 million for 80 percent of the members' units of the LLC while Callaway purchased the remaining 20 percent for $750,000. The Callaway Golf Center opened for business in October 1997.

On May 5, 1998, the Company sold its 80% membership interest in the LLC to Callaway for $1.5 million in cash and the forgiveness of $3 million of debt, including accrued interest thereon, owed to Callaway by the Company. This transaction resulted in a gain to the Company of $1,638,900. The Company retained the option to repurchase the 80% membership interest for a period of two years.

On December 31, 1998 the Company acquired from Callaway substantially all the assets of the LLC subject to certain liabilities. This acquisition resulted in the Company owning 100% of the Callaway Golf Center.

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

     c.     DISCONTINUED OPERATIONS

The Company developed a concept for family-oriented sports-themed amusement venues named "All-American SportPark" ("SportPark" or "SPLV"). The first SportPark, comprising 23 acres adjacent to the Callaway Golf Center, opened for business on October 9, 1998. The SportPark includes NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which houses the Pepsi AllSport Arena, "The Rock" 47-foot rock climbing wall, an 8,000 square foot arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

As of December 31, 2000, management of the Company formalized a plan to dispose of the SportPark facility because (1) the property continues to sustain substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; the Company does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. The Company is in discussions with several prospective buyers and expects to complete a transaction to dispose of the SportPark sometime in 2001. Accordingly, the Company has accounted for its SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements as of and for the years ended December 31, 2000 and 1999. In connection with the foregoing, the Company evaluated the net realizable value of the SportPark assets in the context of its current situation and negotiations with prospective buyers. In that regard, in the fourth quarter of 2000, management of the Company determined that a write down of $6,510,181 was necessary to reflect the estimated net realizable value of the SportPark upon disposition.

Net assets of the Company's discontinued Sportpark business included in the accompanying consolidated balance sheets consisted of the following at December 31, 2000 and 1999:

                                                 2000             1999
                                              -----------      -----------
     Current assets                           $   171,182      $   367,566
     Property and equipment, net               14,879,510       22,926,672
     Other assets                                 495,396          459,236
                                              -----------      -----------
                                               15,546,088       23,753,474
                                              -----------      -----------
     Notes payable (See Note 6)                13,080,776       13,084,118
     Capital lease obligations                    290,773          417,335
     Accounts payable and accrued liabilities   1,455,283        1,752,065
     Deferred income                              307,152          498,536
                                              -----------      -----------
                                               15,133,984       15,752,054
                                              -----------      -----------
          Net assets to be disposed of        $   412,104      $ 8,001,420
                                              ===========      ===========

Revenues related to discontinued operations totaled $3,447,949 and 4,814,575 for 2000 and 1999, respectively.

AASP Management has been working with the Landlord in negotiating with several prospects to either purchase or lease the SportPark property. It remains uncertain whether the Company will retain any ownership interest in the SportPark.

     d.     CONCENTRATIONS OF RISK

The Company operates one Callaway Golf Center and one All-American SportPark in Las Vegas, Nevada. As described above, since December 31, 2000, the All-American SportPark is operating on a limited basis and is being marketed for sale. The level of sustained customer demand for these types of recreational facilities is undetermined. The Company has implemented various strategies to market the Callaway Golf Center to both tourists and local residents. Should attendance levels at the Golf Center not meet expectations in the short-term, management believes existing cash balances would not be sufficient to fund operating expenses and debt service requirements for at least the next twelve months. The inability to build attendance to profitable levels beyond a twelve month period may require the Company to seek additional debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

     e.     GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the years ended December 31, 2000 and 1999, the Company had a net loss of $11,125,711 and 3,818,787, respectively, and has experienced cash flow constraints since September 1999.

As of December 31, 2000, the Company had a working capital deficit of $715,616. Additionally, the $13 million note payable secured by a first deed of trust on the discontinued SportPark segment (Note 6) has been in default since September 1999. The Landlord for the SportPark bought this note payable from the Lender in November 2000, and the note remains in default.

In addition to not making payments on the SportPark loan since September 1999, the Company has not made any land lease payments to the Landlord since that time. The Company negotiated an agreement with the landlord to defer the land lease payments, totaling $624,996 annually, on both the SportPark and Callaway Golf Center beginning September 1999 with no specified ending date.
Management of the Company believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to the Company to make such payments.

As discussed in subpart c. above, AASP Management and the Landlord are negotiating with several prospects to either purchase or lease the SportPark. AASP Management believes that, in order to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months, a transaction with an unrelated party for the SportPark would need to be structured so that AASP would no longer fund cash shortfalls at the SportPark and AASP would be released from significant continuing liability for SportPark obligations.

If required to fund continuing operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options. There can be no assurance such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     f.  ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods. Management's estimates of net realizable value of assets of the discontinued segment and net loss on disposal thereof, could be subject to material change in the next year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less, to be cash equivalents.

     b.  ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of amounts due from tenants at the Callaway Golf Center .

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

       Furniture and equipment              3-10 years
       Leasehold improvements                 15 years

     e.  DEFERRED INCOME

Deferred income consists primarily of advance fees received from tenants and corporate sponsors. Deferred income is amortized to income over the life of the applicable agreement.

     f.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $77,390 and $155,958 in 2000 and 1999, respectively.

     g.  RECLASSIFICATIONS

In addition to accounts of the discontinued segment, certain items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation.

     h.  RECOVERABILITY OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company deems an asset to be impaired if a forecast or undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures value by discounting estimated cash flows. Considerable management judgment is necessary to estimate discounted cash flows. Accordingly, actual results could vary significantly from such estimates.

3.     LOSS PER SHARE

Basic and diluted loss per share is computed by dividing reported net loss from continuing operations and discontinued operations by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,139,754 for 2000, and 3,000,000 for 1999.

4.     RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with SPEN and subsidiaries ("Related Entities"), the chairman and principal shareholder of SPEN, the golf retail store in Las Vegas, Nevada owned by the Chairman of SPEN (the "Paradise Store") and the St. Andrews Golf Shop ("SAGS") which is the golf retail store in the Callaway Golf Center owned by the President of the Company and his brother (collectively, the Paradise Store and SAGS are referred to herein as the "Affiliated Stores"). The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

The Company has unsecured, ten percent notes payable of $264,967 and $230,000 at December 31, 2000 and 1999 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Paradise Store obtained from a bank to fund these loans to the Company. Accrued interest payable of $61,826 and $62,712 at December 31, 2000 and 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. Interest payments of $26,508 and $27,212 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001, if necessary.

The Company has unsecured, ten percent notes payable of $1,259,702 and $1,250,000 as of December 31, 2000 and 1999 with the Company's chairman.
These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Company's chairman obtained from a bank to fund these loans to the Company. Accrued interest payable of $346,836 and $234,616 at December 31, 2000 and 1999, respectively, is included with the note payable balance under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets. Interest payments of $125,964 and $127,397 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001, if necessary.

In connection with the discontinued SportPark segment loan resolution (see
Note 6), the Company's chairman paid $2,750,000 to the Lender to release collateral he had pledged to secure the SportPark loan; this $2.75 million was used by the Lender to pay down the loan balance owed by the SportPark. In connection therewith, the Company's Chairman incurred costs and fees totaling $283,473 to consummate the transaction with the Lender. This transaction required the Company's chairman to sell the collateral so that cash could be paid to the Lender in exchange for releasing the Lender's lien on the collateral. The total amount of $3,033,473 incurred by the Company's chairman along with accrued interest payable of $60,550 is included under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheet at December 31, 2000. Payment of the accrued interest payable has been deferred and the Company's chairman has agreed to continue deferring payment of the accrued interest until such time as the Company has adequate capital resources to service this obligation.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                               2000           1999
                                            -----------    -----------
Building                                    $   252,866    $   252,866
Land Improvements                               313,637        291,272
Furniture and equipment                         191,423        187,705
Signs                                             7,691          7,691
Leasehold improvements                          321,414        319,835
Equipment under Capital leases                   62,648        213,682
Other                                            13,789          8,889
                                            -----------    -----------
                                              1,163,468      1,281,940

Less accumulated depreciation
 and amortization                              (218,466)      (167,780)
                                            ===========    ===========
                                            $   945,002    $ 1,114,160
                                            ===========    ===========

6.  LONG-TERM DEBT

On September 15, 1998, the Company consummated a $13,500,000 secured loan with Nevada State Bank. The original term of the loan was for 15 years with the interest measured at a fixed rate of 4% above the Bank's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. Through August 31, 2003, the interest rate on the loan was 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed as well as corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by the Company at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the SportPark ("Landlord") executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock in SPEN (the "Boreta Stock") to the Landlord. Additionally, the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005. Also, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Company's Chairman upon the SportPark achieving certain debt service coverage milestones.

The Company has been in default on this loan since September 1999 because it did not make the September 1999 loan payment and has not made any of its scheduled loan payments since. The Bank filed a formal notice of default on December 22, 1999. In an attempt to resolve the default issue, the Company, with the Bank's agreement, hired an amusement park industry consultant to evaluate all operational aspects of the SportPark and provide recommendations to improve its performance. This consultant began its work in December 1999 and completed it in February 2000. The product of their evaluation included a detailed plan to help the SportPark eventually achieve profitability and commence servicing the Bank's debt. The Bank hired a different industry consultant which, after a limited review, concluded that the Company's plan as prepared by its consultant could not be achieved. The Company met and discussed possible resolutions several times with the Bank's representatives to no avail.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2.75 million as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, the Company reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and an operating lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN, and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease. Concurrent with the foregoing, the Landlord bought these three obligations from the Lender for $7 million. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that the previous Lender had except that the guarantees of AASP and SPEN no longer exist on any of these three obligations. The Landlord and the Company are negotiating with several prospects to either purchase or lease the Sportpark property from the Landlord. Although management of the Company believes that a favorable resolution may be achieved with regard to this SportPark issue, there can be no assurance that the Company will be successful in doing so. Also, see Note 4.

The SportPark Note Payable principal balance and related accrued interest payable due as of December 31, 2000 is $13,049,922 and $310,991, respectively.

The Equipment Note original amount was $39,055. Payments are $808 per month with interest at 8.75% per annum. Payments on this note have not been made since the Landlord bought the Equipment Note from the Lender. The note's scheduled maturity is March 18, 2004. The balance owing at December 31, 2000 and 1999 was $30,854 and $34,196, respectively.

The SportPark Note Payable and Equipment Note are included as part of Net Assets of Discontinued Operations as described in Note 1.c above.

On December 31, 1998, the Company acquired substantially all the assets of the Callaway Golf Center subject to certain liabilities for $1 million in the form of a promissory note payable due in quarterly installments of $25,000 over 10 years without interest. This note has been discounted to reflect the notes' present value. As of December 31, 2000 and 1999, the note is recorded at $543,319 and $588,719, respectively, in the accompanying consolidated balance sheets.

Aggregate maturities of long-term debt of continuing operations for the five years subsequent to December 31, 2000, are as follows:

             Year ending:
                 2001         $    49,891
                 2002              54,827
                 2003              60,250
                 2004              66,210
                 2005              72,760
              Thereafter          239,381
                              -----------
                              $   543,319
                              ===========

7.  LEASES

The Company and SPEN share office and warehouse facilities leased from the Company's Chairman under a non-cancelable operating lease agreement, which expires on January 31, 2005. Rent is allocated 50% to the Company and 50% to SPEN. Rent expense for the Company's allocated share of this lease was $5,100 and $7,924 for 2000 and 1999, respectively.

The land underlying the All-American SportPark and Callaway Golf Center is leased to the Company at an aggregate amount of $52,083 per month allocated $18,910 and $33,173, respectively. Also, the leases have provisions for contingent rent to be paid by the Company upon reaching certain levels of gross revenues. The leases commenced October 1, 1997 for AAGC and February 1, 1998 for SPLV. The terms of both leases are 15 years with two five-year renewal options. The minimum rent shall be increased at the end of the fifth year of the term and every five years thereafter by an amount equal to ten percent of the minimum monthly installment immediately preceding the adjustment date.

As a condition to the lease, AASP entered into a Deposit Agreement, which required the Company to post a refundable deposit to the lessor of $500,000. The deposit has been applied as prepaid rent to be amortized resulting in a balance of $0 and $37,821 as of December 31, 2000 and 1999, respectively.

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

The Company is obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years. Total rent expense for operating leases was $503,732 and $625,000 for 2000 and 1999, respectively.

At December 31, 2000, minimum future lease payments of continuing operations are as follows:

                                     Capital      Operating
                    Year             Leases       Leases          Total

                    2001             $ 29,520     $   450,679  $   480,199
                    2002               21,267         433,966      455,233
                    2003                 -            446,540      446,540
                    2004                 -            442,985      442,985
                    2005                 -            438,310      438,310
                   Thereafter            -          3,323,943    3,323,943
                                     --------     -----------  -----------
         Total                       $ 50,787     $ 5,536,423  $ 5,587,210
                                                  ===========  ===========
Less amount representing interest     (11,702)
                                     --------
Present value of net minimum
capital leases payments                39,084

Current portion                       (15,931)
                                     --------
Obligations under capital leases
net of current portion               $ 23,153
                                     ========

8.  INCOME TAXES

The federal income tax provision (benefit) consisted of the following for the years ended December 31:
                                                 2000           1999
                                              -----------    -----------
     Current                                  $(2,896,198)   $(2,992,134)
     Deferred                                  (1,008,713)     1,675,145
     Less valuation allowance                   3,904,911      1,316,989
                                              -----------    -----------
     Total                                    $      -       $      -
                                              ===========    ===========

The components of the deferred tax asset (liability) consisted of the following at December 31:
                                                  2000           1999
                                              -----------    -----------
Deferred Tax Liabilities:
     Temporary differences related to
     Property and Equipment                   $(3,071,567)   $(1,887,326)

Deferred Tax Assets:
     Deferred Income                              165,264        236,094
     Other                                        169,769        119,075
     Writedown of Assets                        2,213,462           -
     Net Operating Loss Carryforward            6,358,696      3,462,870
                                              -----------    -----------
Net Deferred Tax Asset Before
  Valuation Allowance                           5,835,624      1,930,713
  Valuation allowance                          (5,835,624)    (1,930,713)
                                              -----------    -----------
Net Deferred Tax asset                        $      -       $      -
                                              ===========    ===========

As of December 31, 2000, the Company has available for income tax purposes approximately $18,702,047 in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2003. A valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that it will be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

9.   CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  STOCK OPTION PLANS

1994 Plan. The Company's Board of Directors adopted an incentive stock option plan (the "1994 Plan") on August 8, 1994; total shares of the Company's common stock eligible for grant are 700,000. Three hundred thousand options to purchase shares of common stock of AASP at an exercise price of $5.00 per share were granted in 1994. Twenty thousand of these options expired unvested in 1997. Of the remaining 280,000 options, 240,000 were canceled and replaced on June 9, 1997 with a new exercise price of $3.06, the fair market value on the date of reissuance. These 280,000 options expired unexercised on August 7, 1999.

In April 1996, a total of 377,000 options were granted. All of these options issued in April 1996 were cancelled and replaced on June 9, 1997. These replacement options are exercisable at an exercise price of $3.06, the fair market value on the date of reissuance, through April 2001. In 1998, 21,000 options were forfeited due to employee terminations. The remaining 356,000 options are exercisable anytime.

In October 1999, 50,000 options were granted at an exercise price of $0.65625 per share, the closing market price on the date of grant. Half of the options vested on April 5, 2000 and the remaining 25,000 shares vest on April 5, 2001. These options expire October 28, 2004.

In April 2000, 50,000 options were granted at an exercise price of $0.8125 per share, the closing market price on the date of grant. Half of these options vested immediately, and the remainder vest on April 24, 2001. These options expire April 24, 2005.

1998 Plan. In October 1998, the Board of Directors approved, and in December 1998, the Company's shareholders approved, the 1998 stock incentive plan (the "1998 Plan"). The purpose of the Plan is to advance the interests of the Company and its subsidiaries by enhancing their ability to attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries, through ownership of shares of stock in the Company and cash incentives. The Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of options, stock appreciation rights, restricted stock or unrestricted stock awards, deferred stock awards, or performance awards (in cash or stock), other stock-based awards, or combinations thereof, all as more fully described below.

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

Other options issued. Pursuant to the Preferred Stock agreement described in subpart c of this footnote 9, on July 29, 1996 Three Oceans, Inc. was granted an option to purchase up to 250,000 shares of the Company's common stock at $3.06 per share for a period of 5 years from the date of the agreement.

As described in footnote 6 above, in 1998 the landlord of the property underlying the SportPark was granted 75,000 stock options. These options are exercisable at $4.00 per share through the year 2005.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000: risk-free interest rate of 4.20; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 1.66; and a weighted-average expected life of 1.29 years. The assumptions for 1999 were: risk-free interest rate of 4.20; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 1.15; and a weighted average expected life of 2.08 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              YEARS ENDED DECEMBER 31,
                                                2000            1999
                                            ------------    ------------
Net loss
    As reported                             $(11,125,711)   $(3,818,787)
    Pro forma                                (11,125,711)    (3,818,787)

Basic and diluted net loss
  per share
    As reported                                    (3.54)         (1.27)
    Pro forma                                      (3.54)         (1.27)

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2000 and 1999 is presented below:

                                       2000                   1999
                              ----------------------  ----------------------
                                            Weighted               Weighted
                                            Average                Average
                                            Exercise               Exercise
                                Shares       Price      Shares      Price
                              ----------------------  ----------------------
Outstanding at beginning
 of year                       731,000       $2.99     961,000      $3.21
  Granted                       50,000         .81      50,000        .65
  Exercised                       -            -          -           -
  Forfeited                       -            -          -           -
  Expired                         -            -      (280,000)      3.06
                              ----------------------  ----------------------
Outstanding at end of year     781,000       $2.85     731,000      $2.99
                              ======================  ======================
Exercisable at end of year     686,000       $2.93     626,000      $3.09
                              ======================  ======================
Weighted average fair value
 of options granted                    $0.45                   $0.52
                              ======================  ======================

The following table summarizes information about stock options outstanding at December 31, 2000:

                         Options Outstanding           Options Exercisable
                 ----------------------------------   ----------------------
                              Weighted
                              Average      Weighted                 Weighted
                              Remaining    Average                  Average
                 Number       Contractual  Exercise    Number       Exercise
                 Outstanding  Life (Years) Price       Exercisable  Price
                 ----------------------------------    ---------------------
Range of
 exercise
 prices
 $0.65-$4.00       781,000      1.29        $2.85       686,000      $2.93
                 ==================================    =====================

     b. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock. As of December 31, 2000 and 1999, there were 500,000 Series A Convertible Preferred shares and 250,000 Series B Convertible Preferred Shares issued and outstanding.

     c.  SERIES A CONVERTIBLE PREFERRED STOCK

On July 11, 1996 the Company's Board of Directors authorized the creation of 500,000 shares of Series A Convertible Preferred Stock with a $.001 par value. On July 29, 1996, the Company entered into an agreement to sell 500,000 shares of the Series A Convertible Preferred Stock at $10.00 per share for a total of $5,000,000. The agreement also resulted in the assignment of certain rights. All proceeds related to the agreement were received in accordance with its terms in 1996.

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

The agreement also provides for certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the options. As discussed in Note 14 below, in March 2001, the Company acquired all 500,000 shares of Series A convertible preferred stock from TOI and retired the shares.

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

     e.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

In January and February 2000, the Company issued an aggregate of 150,000 restricted shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services. The issuance of these shares was valued at an appropriate discount from the closing market price of AASP's common stock on or about the date that the shares were issued.

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

11. EMPLOYEES  401(k) PROFIT SHARING PLAN

The Company offered all its eligible employees participation in the Employees 401(k) LVDG Profit Sharing Plan ("Plan"). The Plan provided for purchases of certain investment vehicles by eligible employees through payroll deductions of up to 15% of base compensation. For 2000 and 1999, the Company matched 50% of employee's contributions up to a maximum of 6% of an employee's base compensation. The Company had expenses related to the Plan charged to continuing operations of $2,114 and $6,770 for 2000 and 1999, respectively. Effective December 6, 2000, the Company terminated this plan due to lack of employee participation.

12.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

In 1995, the Company entered into a Supplemental Retirement Plan for certain key employees of which the President of AASP is included. This plan became effective on January 1, 1996. The Company made contributions to the plan charged to continuing operations of $3,000 and $8,667 for 2000 and 1999, respectively.

13.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees who require the payment of fixed and incentive based compensation.

In December 1997, AASP entered into an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement. Under the agreement, Pepsi receives certain exclusive rights to product display and dispensing of only its products at the discontinued SportPark segment and Callaway Golf Center in exchange for a series of payments beginning when the SportPark opened. In addition, Pepsi was granted the naming rights to the multipurpose arena in the SportPark as the AllSport Arena. In addition, Pepsi provides the equipment needed to dispense its products at the SportPark and Callaway Golf Center. Also, the agreement provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising as well as Pepsi has the right to provide three marketing events per year. These events are used to promote the business of the Company and Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement.

In 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") which provides SportService with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the discontinued SportPark segment and Callaway Golf Center , during the ten year term of the agreement. Sportservice pays rent based on a percentage of gross sales. The agreement also provides Sportservice with a right of first refusal for future parks to be built by AASP in consideration for a fixed payment.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

14.     SUBSEQUENT EVENT

In March 2001, the Company acquired all of its Series A Convertible Preferred Stock from Three Oceans, Inc. ("TOI", an affiliate of Sanyo North America) for $5,000. In connection therewith, TOI's representative on the Board of Directors resigned. Also, all agreements and contractual obligations between the Company and TOI were terminated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    ALL-AMERICAN SPORTPARK, INC.



Dated: March 30, 2001               By:/s/ Ronald S. Boreta
                                       Ronald S. Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                        DATE


/s/ Vaso Boreta               Chairman of the Board          March 30, 2001
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief               March 30, 2001
Ronald S. Boreta              Executive Officer),
                              Treasurer and Director


/s/ Kirk Hartle               Chief Financial Officer        March 30, 2001
Kirk Hartle



/s/ Robert R. Rosburg         Director                       March 30, 2001
Robert R. Rosburg


___________________________   Director
William Kilmer