Form 10QSB
period 2001-03-31
ALL AMERICAN SPORTPARK INC
filed 2001-05-15
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001




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

                            Yes X             No___

As of May 11, 2001, 3,150,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB

                                 INDEX

                                                              Page Number

PART I:  FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets -
         March 31, 2001 and December 31, 2000                          3

         Consolidated Statements of Operations -
         Three Months Ended March 31, 2001 and 2000                    5

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2001 and 2000                    6

         Notes to Consolidated Financial Statements                    7

      Item 2.  Management's Discussion and Analysis or
               Plan of Operation                                      12

PART II: OTHER INFORMATION

      Item 1.  Legal Proceedings                                      16

      Item 2.  Changes in Securities                                  16

      Item 3.  Defaults Upon Senior Securities                        16

      Item 4.  Submission of Matters to a Vote of Security
               Holders                                                16

      Item 5.  Other Information                                      16

      Item 6.  Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                            17

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS
                                                  MARCH 31,   DECEMBER 31,
                                                    2001          2000
                                                --------------------------
                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                     $   207,475   $   150,556
  Accounts receivable                                35,290        28,150
  Prepaid expenses and other                         49,989        65,189
                                                -------------------------
     Total current assets                           292,754       243,895


Leasehold improvements and equipment, net           922,427       945,002
Due from affiliated stores                          165,618       138,661
Note receivable - related party                      20,000        20,000
Due from other related entities                      38,282        48,500
Other assets                                         20,292        24,714
Net assets of discontinued operations               560,340       412,104
                                                 ------------------------
 Total assets                                   $ 2,019,713   $ 1,832,876
                                                =========================










 The accompanying notes are an integral part of these consolidated financial statements

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                      MARCH 31,   DECEMBER 31,
                                                        2001         2000
                                                    --------------------------
                                                     (UNAUDITED)
Current liabilities:
  Current portion of long-term debt                 $    51,082   $    49,891
  Current portion of obligations under
    capital leases                                       15,931        15,931
  Accounts payable and accrued expenses                 992,320       893,689
                                                    -------------------------
     Total current liabilities                        1,059,333       959,511

Note payable to shareholder                           4,807,891     4,700,561
Due to affiliated stores                                403,511       392,511
Due to other related entities                           752,985       778,461
Long-term debt, net of current portion                  480,202       493,428
Obligation under capital leases, net
  of current portion                                     17,471        23,153
Deferred income                                         253,929       178,919
                                                    -------------------------
     Total liabilities                                7,775,322     7,526,544

Shareholders' equity (deficit):
  Series A Convertible Preferred Stock, $.001 par
    value, 500,000 shares issued and outstanding
    at December 31, 2000                                      -     4,740,000

  Series B Convertible Preferred Stock, $.001 par
    value, 250,000 shares issued and outstanding      2,500,000     2,500,000

  Options issued in connection with Series A
    Convertible Preferred Stock to purchase 250,000
    shares of Common Stock                                    -       260,000

  Options issued in connection with
    financing                                           174,000       174,000

  Common Stock, $.001 par value, 10,000,000 shares
    authorized, 3,150,000 shares issued and
    outstanding                                           3,150         3,150
  Additional paid-in capital                          8,632,380     3,637,380
  Accumulated deficit                               (17,065,139)  (17,008,198)
                                                    -------------------------
     Total shareholders' equity (deficit)            (5,755,609)   (5,693,668)
                                                    -------------------------
 Total liabilities and shareholders' equity         $ 2,019,713   $ 1,832,876

                                                    =========================

 The accompanying notes are an integral part of these consolidated financial statements

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)


                                                    2001          2000
                                                 ----------------------
Revenues:
   Callaway Golf Center(tm)                      $ 620,464   $  618,059
   Other                                                 -       10,367
                                                 ----------------------
          Total revenues                           620,464      628,426

Cost of Revenues:
   Callaway Golf Center(tm)                         78,694       94,962
                                                 ----------------------
               Gross profit                        541,770      533,464
                                                 ----------------------
Operating expenses:
   Selling, general and administrative             502,981      513,761
   Depreciation and amortization                    22,575       31,714
                                                 ----------------------
          Total operating expenses                 525,556      545,475
                                                 ----------------------
Operating income (loss)                             16,214      (12,011)

Interest expense, net                             (129,394)     (56,634)
                                                 ----------------------
          Loss from continuing operations         (113,180)     (68,645)

DISCONTINUED OPERATIONS:
   Gain from disposal of discontinued segment       56,239            -
   Loss from discontinued operations of
     SportPark business                                  -     (823,441)
                                                 ----------------------
Income (loss) from discontinued operations          56,239     (823,441)
                                                 ----------------------
          Net loss                               $ (56,941)  $ (892,086)
                                                 ======================
NET LOSS PER SHARE:
   Basic and diluted:
     Loss from continuing operations             $   (0.04)  $    (0.02)
     Income (loss) from discontinued operations       0.02        (0.27)
                                                 ----------------------
   Net loss per share                            $   (0.02)  $    (0.29)
                                                 ======================




 The accompanying notes are an integral part of these consolidated financial statements

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)

                                                                         2001          2000
                                                                      -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (56,941)   $ (892,086)
    Adjustment to reconcile net loss to net cash provided by
      operating activities of continuing operations:
    (Income) loss from discontinued operations                          (56,239)      823,441
    Common stock issued for services                                          -        29,182
    Depreciation and amortization                                        22,575        31,714
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                      (7,140)       (7,410)
    Increase in inventories                                                   -          (463)
    (Increase) decrease in prepaid expenses and other                    19,622       (26,421)
    Increase in accounts payable and accrued expenses                    98,631       252,622
    Increase (decrease) in deferred income                               75,010        (6,339)
                                                                      -----------------------
          Net cash provided by operating activities
            of continuing operations                                     95,518       204,240
                                                                      -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                                         -       (16,355)
                                                                      -----------------------
          Net cash used in investing activities
            of continuing operations                                          -       (16,355)
                                                                      -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated stores and
    related entities                                                    (31,215)      (39,657)
  Increase in notes payable and notes
    payable to shareholder and related entity                            95,295        16,492
  Cash paid to redeem preferred stock                                    (5,000)            -
  Principal payments on capital leases                                   (5,682)      (13,892)
                                                                      -----------------------
          Net cash provided by (used in) financing activities
            of continuing operations                                     53,398       (37,057)
                                                                      -----------------------
NET CASH USED IN DISCONTINUED OPERATIONS                                (91,997)      (93,634)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                56,919        57,194
                                                                      -----------------------
CASH AND CASH EQUIVALENTS, beginning of period                          150,556       118,796
                                                                      -----------------------
CASH AND CASH EQUIVALENTS, end of period                              $ 207,475    $  175,990
                                                                      =======================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                             $  16,822    $   18,119
                                                                      =======================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for consulting services             $       -    $  116,730
                                                                      =======================



 The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2001 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

Certain reclassifications have been made to amounts in the 2000 statements of operations and of cash flows to conform to the 2001 presentation.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The Company's continuing operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Saint Andrews Golf Shop, Callaway Performance Center, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

As of March 31, 2001, Sports Entertainment Enterprise, Inc. ("SPEN"), a publicly traded company, owns approximately 63.5% of the Company's outstanding common stock and 100% of the Company's outstanding preferred stock which, combined, represents approximately 71.4% ownership of the Company.

2. DISCONTINUED OPERATIONS

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

As of December 31, 2000, management of the Company formalized a plan to dispose of the SportPark facility because (1) historically, the property has sustained substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; the Company does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. The Company is in discussions with several prospective buyers and expects to complete a transaction to dispose of the SportPark sometime in 2001. AASP Management has been working with the Landlord of the SportPark (see Note 3) in negotiating with several prospects who may purchase or lease the SportPark property. It remains uncertain whether the Company will retain any ownership interest in the SportPark. Accordingly, the Company has accounted for its SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements for all periods presented.

Net assets of the Company's discontinued Sportpark business included in the accompanying consolidated balance sheets consisted of the following:

                                               March 31,       December 31,
                                                  2001             2000
                                              -----------      -----------
     Current assets                           $   409,916      $   171,182
     Property and equipment, net               14,879,510       14,879,510
     Other assets                                 444,995          495,396
                                              -----------      -----------
                                               15,734,421       15,546,088
                                              -----------      -----------
     Notes payable (See Note 3)                13,080,776       13,080,776
     Capital lease obligations                    270,123          290,773
     Accounts payable and accrued liabilities   1,406,030        1,455,283
     Deferred income                              417,152          307,152
                                              -----------      -----------
                                               15,174,081       15,133,984
                                              -----------      -----------
          Net assets to be disposed of        $   560,340      $   412,104
                                              ===========      ===========

Revenues related to discontinued operations totaled $335,958 and $906,683 for the three month periods ended March 31, 2001 and 2000, respectively.

3. SPORTPARK LOAN AGREEMENT

On September 15, 1998 the Company consummated a $13,500,000 secured loan with Nevada State Bank ("Lender"). The original term of the loan was 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 was 9.38%. The loan is secured by substantially all the assets of the Company that existed at the time the financing was completed and was also secured by corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by the Company at the time this financing was completed and therefore is not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark ("Landlord") executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the Landlord. Additionally, the Landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

Also, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Company's Chairman upon the SportPark achieving certain debt service coverage milestones.

The Company has been in default on this loan since September 1999 because it did not make the September 1999 loan payment and has not made any of its scheduled loan payments since. The Bank filed a formal notice of default on December 22, 1999. In an attempt to resolve the default issue, the Company, with the Bank's agreement, hired an amusement park industry consultant to evaluate all operational aspects of the SportPark and provide recommendations to improve its performance. This consultant began work in December 1999 and completed it in February 2000. The product of the evaluation included a detailed plan to help the SportPark eventually achieve profitability and commence servicing the Bank's debt. The Bank hired a different industry consultant who, after a limited review, concluded that the Company's plan as prepared by its consultant could not be achieved. The Company met and discussed possible resolutions several times with the Bank's representatives to no avail.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2.75 million as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, the Company reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and an operating lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN, and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease. Concurrent with the foregoing, the Landlord bought these three obligations from the Lender for $7 million. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that Nevada State Bank had except that the guarantees of AASP and SPEN no longer exist on any of these three obligations. The Landlord and the Company are negotiating with several prospects to either purchase or lease the Sportpark property from the Landlord. Although management of the Company believes that a favorable resolution may be achieved with regard to this SportPark issue, there can be no assurance that the Company will be successful in doing so. Also, see Note 6.

4.  LOSS PER SHARE AND SHAREHOLDER'S EQUITY

Basic and diluted loss per share is computed by dividing the reported net income or loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,150,000 and 3,107,143 for the three-month periods ended March 31, 2001 and 2000, respectively.

In March 2001, the Company acquired all of its Series A Convertible Preferred Stock from Three Oceans, Inc. ("TOI", an affiliate of Sanyo North America) for $5,000. In connection therewith, TOI's representative on the Board of Directors resigned. Also, all agreements and contractual obligations between the Company and TOI were terminated.

5.  LEASES

The land underlying the SPLV and CGC is leased to the Company at an aggregate amount of $52,083 per month allocated $18,910 and $33,173, respectively.
Also, the leases have provisions for contingent rent to be paid by the Company upon reaching certain gross revenue levels. The lease commenced October 1, 1997 for CGC and February 1, 1998 for SPLV. The terms of both leases are 15 years with two five-year renewal options. Both leases have corporate guarantees of AASP.

Due to cash constraints, the Company negotiated an agreement with the landlord to defer the land lease payments on both the SPLV and CGC beginning September 1999 with no specified ending date. Management of the Company believes that the landlord is willing to defer land lease payments until such time as adequate capital resources are available to the Company to make such payments.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three months ended March 31, 2001, the Company had a net loss of $56,941 and has experienced cash flow problems since September of 1999. For the year ended December 31, 2000, the Company had a net loss of $11,125,711 and a loss from continuing operations of $94,303. As of March 31, 2001, the Company had a working capital deficit of $766,579. Additionally, the $13 million note payable secured by a first deed of trust on the discontinued SportPark segment (Note
2) has been in default since September 1999. The Landlord for the SportPark bought this note payable from the Lender in November 2000, and the note remains in default.

In addition to not making payments on the SportPark loan since September 1999, the Company has not made any land lease payments to the Landlord since that time (see Note 5).

AASP Management and the Landlord are negotiating with several prospects who may purchase or lease the SportPark. AASP Management believes that, in order to sufficiently fund operating cash needs and debt service requirements over at least the next twelve months, a transaction with an unrelated party for the SportPark would need to be structured so that AASP would no longer fund cash shortfalls at the SportPark and AASP would be released from significant continuing liability for SportPark obligations.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

 DISCONTINUED OPERATIONS. On December 31, 2000, the Company formalized a plan to dispose of the SportPark facility because (1) historically, the property has sustained substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; the Company does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. The Company is in discussions with several prospective buyers/operators and expects to complete a transaction to dispose of the Sportpark sometime in 2001. Net income for the SportPark was $56,239 in 2001 compared to a net loss of $823,441 in 2000. The large loss in 2000 is primarily the result of interest and fees incurred related to the Bank Note in default. The Bank charged interest at the default rate of 15% beginning in September 1999 through November 2000; in addition, all fees (i.e. legal, etc.) associated with the Bank's efforts to resolve this default issue were added to the balance due on the SportPark loan.

CONTINUING OPERATIONS.

REVENUES. Revenues of the Callaway Golf Center ("CGC") increased less than 1% to $620,464 in 2001 compared to $618,059 in 2000. A larger increase was expected but not achieved because of unusually cold and rainy weather in Las Vegas in both January and February.

COST OF REVENUES. Cost of revenues decreased 17.1% to $78,694 in 2001 compared to $94,962 in 2000. Cost of revenues as a percentage of revenues was 12.7% in 2001 compared to 15.1% in 2000. This decrease is due mainly to lower direct payroll costs in 2001 because of the revenue decrease described above.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 2.1% to $502,981 in 2001 compared to $513,761 in 2000. The decrease is due mainly to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000.

DEPRECIATION AND AMORTIZATION. These costs decreased to $22,575 in 2001 compared to $31,714 in 2000 due to a lower overall depreciable base of fixed assets in 2001.

INTEREST EXPENSE, NET. Net interest expense increased to $129,394 in 2001 compared to $56,634 in 2000 due primarily to interest costs on new debt to the Company's chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

NET LOSS. Net loss for 2001 was $113,180 compared to $68,645 for 2000. The increased net loss for 2000 is due mainly to increased interest expense in 2001 as described above. The Company generated operating income in 2001 of $16,214 compared to an operating loss in 2000 of $12,011 as a result of lower payroll costs and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had a working capital deficit of $766,579. This deficit has been created primarily because of the ongoing financial problems of the discontinued SportPark business segment. The SportPark Bank Note in the original amount of $13.5 million has been in default since September 1999. This default and the related cash flow shortfalls of the SportPark business required the Company to use the positive cash flow of the CGC to fund these shortfalls. At the same time, the land lease payments for the CGC have not been made since September 1999 and have continued to accrue creating the majority of the working capital deficit.

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

On December 31, 1998 the Company purchased substantially all the assets and assumed certain liabilities of the Callaway Golf Center for $1,000,000 payable in quarterly installments of $25,000 for a 10 year period with no interest. The Golf Center has generated positive cash flow in 2001 and 2000. If required to fund corporate operations, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing, or at terms acceptable to the Company.

 The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans, including accrued interest payable, from the Company's Chairman and his personally owned retail store were $5,141,308 and $5,027,354 at March 31, 2001 and December 31, 2000,
respectively. The increase relates to accrued interest payable on the balances outstanding. Accrued interest payable of $583,166 at March 31, 2001 has been deferred, a practice which is expected to continue in 2001, if necessary.

There are no planned material capital expenditures in 2001.

The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $253,929 at March 31, 2001 compared to $178,919 at December 31, 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 2001.

Operating Activities. Net cash provided by operating activities was $95,518 for the three months ended March 31, 2001 compared to $204,240 for the three months ended March 31, 2000. The primary reason for the change relates to a larger increase in accounts payable and accrued expenses in 2000 compared to 2001.

Investing Activities. Net cash used in investing activities was $0 and $16,355 for the three months ended March 31, 2001 and 2000, respectively. The improvements in 2000 were for the CGC.

Financing Activities. Net cash provided by financing activities was $53,398 for the three months ended March 31, 2001 compared to net cash used in financing activities of $37,057 for the three months ended March 31, 2000.
The primary reason for the difference is due to the increase in accrued interest payable on the notes payable to shareholder in 2001 which is directly related to the larger note payable to shareholder balance in 2001 versus 2000 resulting from new debt to the Company's chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

The Company's current and expected sources of working capital are its cash balances that were $207,475 at March 31, 2001 and its continuing positive operating cash flow of its CGC property. Working capital needs have been helped by deferring payments on the Sportpark loan, land lease payments to the Landlord for both the SportPark and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and Landlord are expected to continue until the Company has sufficient cash flow to begin making payments.

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  See Item 6.(b) below.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    None

(b) Reports on Form 8-K.

    A Form 8-K was filed on March 9, 2001 to report the Company's acquisition of all of its Series A Convertible Preferred Stock from Three Oceans, Inc. ("TOI", an affiliate of Sanyo North America) for $5,000. In connection therewith, TOI's representative on the Board of Directors resigned. Also, all agreements and contractual obligations between the Company and TOI were terminated. No other reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  May 14, 2001               By:/s/ Ronald Boreta
                                     ---------------------------------
                                     Ronald Boreta, President and
                                     Chief Executive Officer


Date:  May 14, 2001               By:/s/ Kirk Hartle
                                     ---------------------------------
                                     Kirk Hartle, Chief Financial Officer