Form 10KSB/A
period 2000-12-31
ALL AMERICAN SPORTPARK INC
filed 2001-06-26
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-KSB/A
                                 AMENDMENT NO.1

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

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The decrease of 14% to $1,805,001 in 2000 from $2,098,128 in 1999 is the result of aggressive cost containment strategies that began in the latter half of 1999 due to the problems associated with the discontinued SportPark business segment. Payroll costs decreased approximately $160,000 in 2000

                                    2

compared to 1999 primarily due to corporate staff reductions in Finance, Human Resources, and Creative Services. Advertising costs decreased by nearly $100,000 for the Callaway Golf Center property. The remaining decrease in 2000 compared to 1999 is due mainly to lower legal fees.

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

     The Company defaulted on the loan in September 1999; this default continued until October and November 2000, the Bank forced the Company's Chairman to sell the Chairman's parcels which resulted in the Chairman paying $2.75 million to the Bank to pay down the outstanding loan balance, and the

                                    3
Landlord bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. In connection with these transactions, the corporate guarantees of the Company and SPEN were released. During the period of default with the Bank, management of the Company made several attempts to resolve the SportPark's loan default by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. Since the Landlord bought the Bank Note, the Landlord and the Company have been actively pursuing a buyer/operator to take over the SportPark from the Company. Effective January 2, 2001, the SportPark closed to the general public although it continues to operate on a limited basis for group parties and special events and will continue to do so until a suitable buyer/operator is found. The Company and the Landlord are in active discussions with several prospects to lease/buy the SportPark. The Company expects to dispose of its interest in the SportPark along with all related obligations sometime in 2001 although there can be no assurance the Company will be successful in doing so. Also, it is uncertain whether the Company will have some form of continuing interest in the SportPark.

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

                                    4


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

     The Company's current and expected sources of working capital are its cash balances that were $150,556 at December 31, 2000 and its continuing positive operating cash flow of its CGC property. Working capital needs have been helped by deferring payments on the SportPark loan, land lease payments to the Landlord for both the SportPark and CGC, and interest and notes payable balances due to the Company's Chairman and Affiliated Store. As of December 31, 2000, land lease payments owed for the CGC and SportPark are approximately $337,000 and $192,000, respectively. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments. The Company does not currently have the financial resources available to make these payments. On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with the Landlord which included a waiver of liabilities of the Company to the Landlord. The Landlord agreed to cancel all back rent obligations of the SportPark, and all back rent obligations of the CGC through April 30, 2001. See the Company's Report on Form 8-K dated June 1, 2001.

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

                                    5


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






































                                    6



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunder duly authorized.

                                    ALL-AMERICAN SPORTPARK, INC.



Dated:  June 26, 2001               By:/s/ Kirk Hartle
                                       Kirk Hartle, Chief Financial Officer