Form 10QSB
period 2001-06-30
ALL AMERICAN SPORTPARK INC
filed 2001-08-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001




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

                            Yes X             No___

As of August 14, 2001, 3,150,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X


                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX

                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets - June 30, 2001
         and December 31, 2000.................................    3

         Consolidated Statements of Operations -
         Three Months Ended June 30, 2001 and 2000.............    5

         Consolidated Statements of Operations -
         Six Months Ended June 30, 2001 and 2000...............    6

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2001 and 2000...............    7

         Notes to Consolidated Financial Statements............    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................   13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.....................................   19

Item 2.  Changes in Securities.................................   19

Item 3.  Defaults Upon Senior Securities.......................   19

Item 4.  Submission of Matters to a Vote of Security Holders...   19

Item 5.  Other Information.....................................   19

Item 6.  Exhibits and Reports on Form 8-K .....................   19

SIGNATURES.....................................................   20

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS

                                                  JUNE 30,     DECEMBER 31,
                                                    2001           2000
                                                 -----------   -----------
                                                 (UNAUDITED)

Current assets:
  Cash and cash equivalents                      $   298,895   $   150,556
  Accounts receivable                                 41,702        28,150
  Prepaid expenses and other                         103,564        65,189
                                                 -----------   -----------
     Total current assets                            444,161       243,895

Leasehold improvements and equipment, net            925,617       945,002
Due from affiliated stores                           160,173       138,661
Note receivable - related party                       20,000        20,000
Due from other related entities                       38,282        48,500
Other assets                                           9,547        24,714
Net assets of discontinued segment                   140,929       412,104
                                                 -----------   -----------
     Total assets                                $ 1,738,709   $ 1,832,876
                                                 ===========   ===========



























The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                  JUNE 30,     DECEMBER 31,
                                                    2001           2000
                                                 -----------   -----------
                                                 (UNAUDITED)
Current liabilities:
  Current portion of long-term debt              $    52,301   $    49,891
  Current portion of obligations under
    capital leases                                    15,931        15,931
  Accounts payable and accrued expenses              627,832       893,689
                                                 -----------   -----------
     Total current liabilities                       696,064       959,511

Note payable to shareholder                        4,915,222     4,700,561
Due to affiliated stores                             410,135       392,511
Due to other related entities                        712,089       778,461
Long-term debt, net of current portion               466,660       493,428
Obligations under capital leases, net
  of current portion                                  11,791        23,153
Deferred income                                      228,929       178,919
Deferred income tax liability                         94,009             -
                                                 -----------   -----------
     Total liabilities                             7,534,899     7,526,544
                                                 -----------   -----------
Minority interest                                    366,103             -
                                                 -----------   -----------
Shareholders' equity (deficit):
  Series A Convertible Preferred Stock, $.001
   par value, 500,000 shares issued and
   outstanding at December 31, 2000                        -     4,740,000
  Series B Convertible Preferred Stock, $.001
   par value, 250,000 shares issued and
   outstanding                                     2,500,000     2,500,000
  Options issued in connection with Series A
   Convertible Preferred Stock to purchase
   250,000 shares of Common Stock                          -       260,000
  Options issued in connection with financing        174,000       174,000
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,150,000 shares issued
   and outstanding                                     3,150         3,150
  Additional paid-in capital                       8,649,758     3,637,380
  Accumulated deficit                            (17,489,201)  (17,008,198)
                                                 -----------   -----------
     Total shareholders' equity (deficit)         (6,162,293)   (5,693,668)
                                                 -----------   -----------
     Total liabilities and shareholders' equity  $ 1,738,709   $ 1,832,876
                                                 ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (UNAUDITED)

                                                    2001           2000
                                                 -----------   -----------

Revenues:
 Callaway Golf Center[TM]                        $   662,976   $   618,533
 Other                                                     -         6,251
                                                 -----------   -----------
     Total revenues                                  662,976       624,784

Cost of revenues:
 Callaway Golf Center[TM]                             91,497       102,408
                                                 -----------   -----------
     Gross profit                                    571,479       522,376
                                                 -----------   -----------
Operating expenses:
 Selling, general and administrative                 523,889       512,134
 Depreciation and amortization                        22,595        22,291
                                                 -----------   -----------
     Total operating expenses                        546,484       534,425
                                                 -----------   -----------
Operating income (loss)                               24,995       (12,049)

Interest expense, net                               (127,044)      (49,447)
                                                 -----------   -----------
     Loss from continuing operations
      before minority interest                      (102,049)      (61,496)

Minority interest                                     (5,750)            -
                                                 -----------   -----------
     Net loss from continuing operations            (107,799)      (61,496)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment        (316,263)            -
  Loss from discontinued operations of
   SportPark business                                      -      (661,666)
                                                 -----------   -----------
Loss from discontinued operations                   (316,263)     (661,666)
                                                 -----------   -----------
     Net loss                                    $  (424,062)  $  (723,162)
                                                 ===========   ===========

NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations               $     (0.03)  $     (0.02)
   Loss from discontinued operations                   (0.10)        (0.21)
                                                 -----------   -----------
   Net loss per share                            $     (0.13)  $     (0.23)
                                                 ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                    2001           2000
                                                 -----------   -----------
Revenues:
 Callaway Golf Center[TM]                        $ 1,283,440   $ 1,236,592
 Other                                                     -        16,618
                                                 -----------   -----------
     Total revenues                                1,283,440     1,253,210

Cost of revenues:
 Callaway Golf Center[TM]                            170,191       197,370
                                                 -----------   -----------
     Total cost of revenues                          170,191       197,370
                                                 -----------   -----------
     Gross profit                                  1,113,249     1,055,840
                                                 -----------   -----------
Operating expenses:
 Selling, general and administrative               1,026,870     1,025,895
 Depreciation and amortization                        45,170        54,005
                                                 -----------   -----------
     Total operating expenses                      1,072,040     1,079,900
                                                 -----------   -----------

Operating income (loss)                               41,209       (24,060)

Interest expense, net                               (256,438)     (106,081)
                                                 -----------   -----------
     Loss from continuing operations before
      minority interest                             (215,229)     (130,141)

Minority interest                                     (5,750)            -
                                                 -----------   -----------
     Net loss from continuing operations            (220,979)     (130,141)

DISCONTINUED OPERATIONS:
 Loss from disposal of discontinued segment         (260,024)            -
 Loss from discontinued operations of
  SportPark business                                       -    (1,485,107)
                                                 -----------   -----------
Loss from discontinued operations                   (260,024)   (1,485,107)
                                                 -----------   -----------
     Net loss                                    $  (481,003)  $(1,615,248)
                                                 ===========   ===========
NET LOSS PER SHARE:
 Basic and diluted:
  Loss from continuing operations                $     (0.07)  $     (0.04)
  Loss from discontinued operations                    (0.08)        (0.47)
                                                 -----------   -----------
     Net loss per share                          $     (0.15)  $     (0.51)
                                                 ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                     2001          2000
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (481,003)  $(1,615,248)
   Adjustment to reconcile net loss to net
    cash provided by operating activities
    of continuing operations:
     Minority interest                                 5,750             -
     Loss from discontinued operations               260,024     1,485,107
     Common stock issued for services                      -        58,364
     Depreciation and amortization                    45,170        54,005
     Gain on sale of equipment                             -        (1,741)
   Changes in operating assets and liabilities:
    Increase in accounts receivable                  (13,552)      (10,217)
    Increase in prepaid expenses and other           (23,208)      (29,837)
    Increase in accounts payable and accrued
     expenses                                        205,883       383,047
    Increase (decrease) in deferred income            50,010       (12,678)
                                                 -----------   -----------
     Net cash provided by operating activities
      of continuing operations                        49,074       310,802
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                          -        32,500
  Leasehold improvements expenditures                (25,785)      (23,833)
                                                 -----------   -----------
     Net cash provided by (used in) investing
      activities of continuing operations            (25,785)        8,667
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated stores and other
    related entities                                 (60,042)      (61,167)
  Increase in notes payable and notes payable
    to shareholder                                   190,303        36,772
  Cash paid to redeem preferred stock                 (5,000)            -
  Principal payments on capital leases               (11,362)      (20,055)
                                                 -----------   -----------
     Net cash provided by (used in) financing
      activities of continuing operations            113,899       (44,450)
                                                 -----------   -----------
NET CASH PROVIDED BY (USED IN) DISCONTINUED
  OPERATIONS                                          11,151      (133,611)

NET INCREASE IN CASH AND CASH EQUIVALENTS            148,339       141,408
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, beginning of period       150,556       118,796
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $   298,895   $   260,204
                                                 ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                         $    30,975   $    36,041
                                                 ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for
   consulting services                           $         -   $   116,730
                                                 ===========   ===========
  Capital lease obligations transferred in
   in connection with sale of equipment          $         -   $    72,081
                                                 ===========   ===========
  Land lease obligation exchanged for
   common stock of subsidiary                    $   471,740   $         -
                                                 ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       7

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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2001 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

Certain reclassifications have been made to amounts in the 2000 statements of operations and of cash flows to conform to the 2001 presentation.

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, from which the information presented as of December 31, 2000, is derived.

The Company's continuing operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes three tenants: the Saint Andrews Golf Shop; Giant Golf teaching academy; and the Bistro 10 restaurant and bar.

As of June 30, 2001, Sports Entertainment Enterprise, Inc. ("SPEN"), a publicly traded company, owns approximately 63.5% of the Company's outstanding common stock and 100% of the Company's outstanding preferred stock which, combined, represents approximately 71.4% ownership of the Company.

2.   DISCONTINUED OPERATIONS

The Company developed a concept for family-oriented sports-themed amusement venues named "All-American SportPark" ("SportPark" or "SPLV"). The SportPark opened for business on October 9, 1998 and operated on 23 acres adjacent to the Callaway Golf Center. The SportPark included NASCAR SpeedPark, Major League Baseball Slugger Stadium, the 100,000 square foot Arena Pavilion which housed the Pepsi AllSport Arena, "The Rock" 47-foot rock climbing wall, an 8,000 square foot arcade, Indoor putting challenge, Boston Garden restaurant and bar, Skybox suites and several other interactive experiences and retail shops.

As of December 31, 2000, management of the Company formalized a plan to dispose of the SportPark facility because (1) historically, the property had sustained substantial losses, and (2) it was not expected that future results would improve without substantial capital investment; the Company did not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continued to operate on a limited basis for group parties and special events through May 31, 2001.

On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the lease relating to the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

As part of the agreement, the Landlord agreed to waive all liabilities of the Company to the Landlord with respect to the SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord also agreed to cancel all of the Company's back rent obligations for the Callaway Golf Center for periods through April 30, 2001. The Callaway Golf Center remains an operating business of the Company.

In addition, all common stock of SPEN owned by the Company's Chairman, its President and a related entity that had been pledged to and held by the Landlord pursuant to the original SportPark financing (see Note 3) has been returned unencumbered.

As part of the transaction, the Company issued the Landlord a 35 percent ownership interest in AAGC. In connection with the issuance of the 35 percent interest in AAGC to the Landlord, the Company, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

In regard to the Restructuring and Settlement Agreement, the Company recorded $360,353 as Minority Interest in the accompanying consolidated balance sheet as of June 30, 2001 representing the landlord's 35% interest in AAGC. The difference between the amount recorded as Minority Interest and the amount of back rent cancelled by the landlord of $471,740, has been recorded as additional paid-in capital, net of deferred taxes of $94,009, in the accompanying consolidated balance sheet. Also, because of this transaction, the AAGC no longer qualifies to be included as part of the Company's consolidated reporting entity for income tax purposes. As a result, beginning June 1, 2001, the AAGC will be subject to income taxes on a stand alone basis.

As a result of the formal plan of disposal of the SportPark described above, since December 31, 2000, the Company has accounted for its SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements for all periods presented.

The Company recorded a loss from disposal of the Sportpark of $260,024. As of December 31, 2000, the Company had estimated there would be no gain or loss on the disposition of the Sportpark property. The difference has arisen mainly because actual net income of the Sportpark business since December 31, 2000 was less than what was estimated as of December 31, 2000.

Net assets of the Company's discontinued Sportpark business included in the accompanying consolidated balance sheets consisted of the following:

                                              June 30,       December 31,
                                               2001             2000
                                            ------------     -----------
     Current assets                         $    64,277      $   171,182
     Property and equipment, net                      -       14,879,510
     Other assets                               121,456          495,396
                                            -----------      -----------
                                                185,733       15,546,088
                                            -----------      -----------
     Notes payable (See Note 3)                       -       13,080,776
     Capital lease obligations                        -          290,773
     Accounts payable and accrued
      liabilities                                44,804        1,455,283
     Deferred income                                  -          307,152
                                            -----------      -----------
                                                 44,804       15,133,984
                                            -----------      -----------
     Net assets of discontinued segment     $   140,929      $   412,104
                                            ===========      ===========

Revenues related to discontinued operations for the six month periods ended June 30, 2001 and 2000 totaled $346,033 and $1,943,863, respectively. Revenues related to discontinued operations for the three month periods ended June 30, 2001 and 2000 totaled $10,075 and $1,037,180, respectively.

3.  SPORTPARK LOAN AGREEMENT

On September 15, 1998 the Company consummated a $13,500,000 secured loan with Nevada State Bank ("Lender"). The original term of the loan was 15 years with interest measured at a fixed rate of 4% above the Lender's five-year LIBOR rate measured September 1, 1998, 2003 and 2008. The initial interest rate through 2003 was 9.38%. The loan was secured by substantially all the assets of the Company that existed at the time the financing was completed and was also secured by corporate guarantees of AASP and SPEN. The Callaway Golf Center was not owned by the Company at the time this financing was completed and therefore was not security for this loan. To facilitate this financing transaction, the owner of the leasehold interest in the land underlying the Sportpark ("Landlord") executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the Landlord. Additionally, the Landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2005.

Also, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan. Provisions in the loan agreement allowed for the reconveyance of these three parcels to the Company's Chairman upon the SportPark achieving certain debt service coverage milestones.

The Company had been in default on this loan since September 1999 because it did not make the September 1999 loan payment and had not made any of its scheduled loan payments since. The Bank filed a formal notice of default on December 22, 1999. In an attempt to resolve the default issue, the Company, with the Bank's agreement, hired an amusement park industry consultant to evaluate all operational aspects of the SportPark and provide recommendations to improve its performance. This consultant began work in December 1999 and completed it in February 2000. The product of the evaluation included a detailed plan to help the SportPark eventually achieve profitability and commence servicing the Bank's debt. The Bank hired a different industry consultant who, after a limited review, concluded that the Company's plan as prepared by its consultant could not be achieved. The Company met and discussed possible resolutions several times with the Bank's representatives to no avail.

In July 2000, the Lender filed a notice of sale and foreclosure on the Chairman's parcels. In October 2000, the Company's Chairman sold the property within which the Chairman's parcels were located and paid the Lender $2,750,000 to fully release the obligations associated with this collateral. The Lender applied the $2.75 million as a reduction to the outstanding SportPark loan obligation.

On November 13, 2000, the Company reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and an operating lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN, and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease. Concurrent with the foregoing, the Landlord bought these three obligations from the Lender for $7 million. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that Nevada State Bank had except that the guarantees of AASP and SPEN no longer existed on any of these three obligations. These three obligations were cancelled in connection with the Restructuring and Settlement Agreement described in Note 2 above. Also, see Note 6.

4.  LOSS PER SHARE AND SHAREHOLDER'S EQUITY

Basic and diluted loss per share is computed by dividing the reported net loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,150,000 and 3,129,396 for the six month periods ended June 30, 2001 and 2000, respectively, and 3,150,000 for the three-month periods ended March 31, 2001 and 2000.

In March 2001, the Company acquired all of its Series A Convertible Preferred Stock from Three Oceans, Inc. ("TOI", an affiliate of Sanyo North America) for $5,000. In connection therewith, TOI's representative on the Board of Directors resigned. Also, all agreements and contractual obligations between the Company and TOI were terminated.

In April 2001, options to purchase 356,000 shares of the Company's common stock at $3.05 per share expired unexercised. Of these options, 325,000 were held by the Company's President. After these options expired, new options to purchase 325,000 shares of the Company's common stock at $0.055 per share were granted to the Company's President. This exercise price is equal to the mid-range value of the Company's common stock closing bid and ask price on the date of grant. These options are fully vested and expire April 30, 2006.

5.  LEASES

The land underlying the CGC is leased to the Company at an amount per month of $33,173. Also, the lease has provisions for contingent rent to be paid by the Company upon reaching certain gross revenue levels. The lease commenced October 1, 1997. The term of the lease is 15 years with two five-year renewal options. The lease has a corporate guarantee of AASP.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three and six month periods ended June 30, 2001, the Company incurred net losses of $424,062 and $481,003, respectively. The Company has experienced cash flow problems since September of 1999 when payments ceased being made on the SportPark loan (see
Note 2). For the year ended December 31, 2000, the Company had a net loss of $11,125,711 and a loss from continuing operations of $94,303. As of June 30, 2001, the Company had a working capital deficit of $251,903.

As a result of the Restructuring and Settlement Agreement discussed in Note 2 above, the Company is no longer funding cash shortfalls at the SportPark, the Company has been released from all significant continuing and contingent liabilities related to the Sportpark, and all back rent through April 30, 2001 for the CGC has been cancelled. The Company recommenced paying its monthly rent for the CGC beginning May 2001.

AASP Management believes that its continuing operations will be sufficient to fund operating cash needs and debt service requirements over at least the next twelve months. However, if required to fund continuing operations, management believes that additional borrowings against the Callaway Golf Center could be arranged. Should additional financing to fund operations be required, the Company will explore all funding options. There can be no assurance that continuing operations will produce adequate cash flows or that such lending sources would be willing, on terms acceptable to the Company, to provide additional financing.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS   THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2000

     DISCONTINUED OPERATIONS. On December 31, 2000, the Company formalized a plan to dispose of the SportPark facility because (1) historically, the property had sustained substantial losses, and (2) it was not expected that future results would improve without substantial capital investment; the Company did not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continued to operate on a limited basis for group parties and special events through May 31, 2001.

     On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the lease relating to the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

     As part of the agreement, the Landlord agreed to waive all liabilities of the Company to the Landlord with respect to the SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord agreed to cancel all of the Company's back rent obligations for the Callaway Golf Center for periods through April 30, 2001. The Callaway Golf Center remains an operating business of the Company.

     In addition, all common stock of SPEN owned by the Company's Chairman, its President and a related entity that had been pledged to the Landlord pursuant to the original SportPark financing has been returned unencumbered.

     As part of the transaction, the Company issued the Landlord a 35 percent ownership interest in AAGC. In connection with the issuance of the 35 percent interest in AAGC to the Landlord, the Company, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

     Net loss recorded in the second quarter of 2001 from disposal of the SportPark business was $316,263. This loss is calculated as the sum of (1) the net loss incurred prior to the disposal date of May 31, 2001 of $85,172, and (2) the net difference, totaling $231,091, between the SportPark assets transferred to the Landlord and the liabilities assumed or cancelled by the Landlord in connection with the disposal transaction described above. Net loss from the discontinued SportPark business in the second quarter of 2000 was $661,666. The larger loss in 2000 is primarily the result of interest and fees incurred related to the SportPark loan in default. The lender charged interest at the default rate of 15% beginning in September 1999 through November 2000.

CONTINUING OPERATIONS.

     REVENUES. Revenues of the Callaway Golf Center ("CGC") increased 7.2% to $662,976 in 2001 compared to $618,533 in 2000. The increase is due mainly to increased revenue from tenants because of more leased space in 2001 compared to 2000.

     COST OF REVENUES. Cost of revenues decreased 10.7% to $91,497 in 2001 compared to $102,408 in 2000. Cost of revenues as a percentage of revenues was 13.8% in 2001 compared to 16.4% in 2000. This decrease is due mainly to lower direct payroll costs in 2001 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 2.3% to $523,889 in 2001 compared to $512,134 in 2000. The decrease is due mainly to a combination of the following: (1) corporate overhead decreased 17.4%, or about $15,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 6.5%, or about $27,000, because of increased payroll, marketing, and utility costs.

     INTEREST EXPENSE, NET. Net interest expense increased to $127,044 in 2001 compared to $49,447 in 2000 due primarily to interest costs on new debt to the Company's chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     MINORITY INTEREST. Minority interest represents the Landlord's 35% share of Callaway Golf Center net income for June 2001. There was no minority interest in 2000.

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $107,799 compared to $61,496 for 2000. The increased net loss for 2000 is due mainly to increased interest expense in 2001 as described above. The Company generated operating income in 2001 of $24,995 compared to an operating loss in 2000 of $12,049 as a result of increased revenue at the Callaway Golf Center combined with the other changes described above.

RESULTS OF OPERATIONS   SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX
MONTHS ENDED JUNE 30, 2000

     DISCONTINUED OPERATIONS.

     Net loss recorded in 2001 from disposal of the SportPark business was $260,024. This loss is calculated as the sum of (1) the net loss incurred prior to the disposal date of May 31, 2001 of $28,933, and (2) the net difference, totaling $231,091, between the SportPark assets transferred to the Landlord and the liabilities assumed or cancelled by the Landlord in connection with the disposal transaction described above. Net loss from the discontinued SportPark business in the second quarter of 2000 was $1,485,107. Absent interest expense and depreciation in 2000, the SportPark nearly broke even in 2000.

     CONTINUING OPERATIONS.

     REVENUES. Revenues of the Callaway Golf Center ("CGC") increased 3.8% to $1,283,440 in 2001 compared to $1,236,592 in 2000. The increase is due mainly to increased revenue from tenants because of more leased space in 2001 compared to 2000.

     COST OF REVENUES. Cost of revenues decreased 13.8% to $170,191 in 2001 compared to $197,370 in 2000. Cost of revenues as a percentage of revenues was 13.3% in 2001 compared to 15.7% in 2000. This decrease is due mainly to lower direct payroll costs in 2001 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 0.1% to $1,026,870 in 2001 compared to $1,025,895 in 2000. The increase is a combination of the following: (1) corporate overhead decreased 24.4%, or about $50,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 6.2%, or about $51,000, because of increased payroll, marketing, and utility costs.

     DEPRECIATION AND AMORTIZATION. These costs decreased to $45,170 in 2001 compared to $54,005 in 2000 due to a lower overall depreciable base of fixed assets in 2001 which has remained relatively constant since the second quarter of 2000.

     INTEREST EXPENSE, NET. Net interest expense increased to $256,438 in 2001 compared to $106,081 in 2000 due primarily to interest costs on new debt to the Company's chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     MINORITY INTEREST. Minority interest represents the Landlord's 35% share of Callaway Golf Center net income for June 2001. There was no minority interest in 2000.

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $220,979 compared to $130,141 for 2000. The increased net loss for 2000 is due mainly to increased interest expense in 2001 as described above. The Company generated operating income in 2001 of $41,209 compared to an operating loss in 2000 of $24,060 as a result of increased revenue at the Callaway Golf Center combined with the other changes described above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had a working capital deficit of $251,903. This deficit was created primarily because of the lengthy financial problems of the discontinued SportPark business segment. Approximately $155,000 of this deficit relates to deferred payroll costs attributed to the Company's president deferring half of his salary from September 1999 through May 2001. The Company's president has agreed to defer receiving payment on this deferred total until such time as the Company has sufficient resources to pay it. Beginning June 2001, the Company's president began receiving his full salary again.

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

     The Company defaulted on the loan in September 1999; this default continued until October and November 2000, the Bank forced the Company's Chairman to sell the Chairman's parcels which resulted in the Chairman paying $2.75 million to the Bank to pay down the outstanding loan balance, and the Landlord bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. In connection with these transactions, the corporate guarantees of the Company and SPEN were released. During the period of default with the Bank, management of the Company made several attempts to resolve the SportPark's loan default by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. Since the Landlord bought the Bank Note, the Landlord and the Company had been actively pursuing a buyer/operator to take over the SportPark from the Company. Effective January 2, 2001, the SportPark closed to the general public although it continued to operate on a limited basis for group parties and special events through May 31, 2001.

     On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the lease relating to the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

     As part of the agreement, the Landlord agreed to waive all liabilities of the Company to the Landlord with respect to the SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord agreed to cancel all of the Company's back rent obligations for the Callaway Golf Center for periods through April 30, 2001.

     In addition, all common stock of SPEN owned by the Company's Chairman, its President and a related entity that had been pledged to the Landlord pursuant to the original SportPark financing has been returned unencumbered.

     As part of the transaction, the Company issued the Landlord a 35 percent ownership interest in AAGC. In connection with the issuance of the 35 percent interest in AAGC to the Landlord, the Company, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

     As a result of this Restructuring and Settlement Agreement, the Company is no longer funding cash shortfalls at the SportPark, the Company has been released from all significant continuing and contingent liability related to the Sportpark, and all back rent through April 30, 2001 for the CGC has been cancelled. The Company recommenced paying its monthly rent for the CGC beginning May 2001.

     AASP Management believes that its continuing operations will be sufficient to fund operating cash needs and debt service requirements over at least the next twelve months.

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

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans, including accrued interest payable, from the Company's Chairman and his personally owned retail store were $5,325,357 and $5,027,354 at June 30, 2001 and December 31, 2000,
respectively. The increase relates to accrued interest payable on the balances outstanding. Accrued interest payable of $697,121 at June 30, 2001 has been deferred, a practice which is expected to continue in 2001, if necessary.

     There are currently no commitments for material capital expenditures.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $228,929 at June 30, 2001 compared to $178,919 at December 31, 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 2001.

     Operating Activities. Net cash provided by operating activities was $49,074 for the six months ended June 30, 2001 compared to $310,802 for the six months ended June 30, 2000. The primary reason for the change relates to
(1) a larger increase of about $180,000 in accounts payable and accrued expenses in 2000 compared to 2001, and (2) a larger net loss from continuing operations in 2001 of about $90,000.

     Investing Activities. Net cash used in investing activities was $25,785 in 2001 compared to net cash provided by investing activities of $8,667 in 2000. The difference relates to $32,500 in proceeds from sale of equipment in 2000.

     Financing Activities. Net cash provided by financing activities was $113,899 for the six months ended June 30, 2001 compared to net cash used in financing activities of $44,450 for the six months ended June 30, 2000. The primary reason for the difference is due to the increase in accrued interest payable on the notes payable to shareholder in 2001 which is directly related to the larger note payable to shareholder balance in 2001 versus 2000 resulting from new debt to the Company's chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totalling $283,473.

     The Company's current and expected sources of working capital are its cash balances that were $298,895 at June 30, 2001 and its continuing positive operating cash flow of its CGC property. Working capital needs have been helped by deferring payments on interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store are expected to continue until the Company has sufficient cash flow to begin making payments.

     The Company has raised considerable capital in the past 5 years for development projects. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive as it completes its fourth full year of operation. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

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

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.  None.

         (b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated June 1, 2001 reporting information under Items 2 and 7 of that form concerning the Company's transaction with Urban Land of Nevada to dispose of the SportPark property along with all related significant continuing and contingent liability. No other reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALL-AMERICAN SPORTPARK, INC.



Date:  August 14, 2001               By:/s/ Ronald Boreta
                                        Ronald Boreta, President and
                                        Chief Executive Officer



Date:  August 14, 2001               By:/s/ Kirk Hartle
                                        Kirk Hartle, Chief Financial
                                        Officer