Form 10KSB/A
period 2000-12-31
ALL AMERICAN SPORTPARK INC
filed 2001-09-07
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 2

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










                                     F-1


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

                                      F-2



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
                                           ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-3


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
                                           ============    ===========
The accompanying notes are an integral part of these consolidated financial statements.
                                      F-4



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
                          ==========  ========  ======  ==========  ==========  =============  =============




























The accompanying notes are an integral part of these consolidated financial statements.
                                      F-5


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

As of December 31, 2000, management of the Company formalized a plan to dispose of the SportPark facility because (1) the property continues to sustain substantial losses, and (2) it is not expected that future results would improve without substantial capital investment; the Company does not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continues to operate on a limited basis for group parties and special events until a suitable buyer/operator is found. The Company is in discussions with several prospective buyers and expects to complete a transaction to dispose of the SportPark sometime in 2001. Accordingly, the Company has accounted for its SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements as of and for the years ended December 31, 2000 and 1999. In connection with the foregoing, the Company evaluated the net realizable value of the SportPark assets in the context of its current situation and negotiations with prospective buyers. In that regard, in the fourth quarter of 2000, management of the Company determined that a write down of $6,510,181 was necessary to reflect the estimated net realizable value of the SportPark upon disposition. This writedown was determined by taking the carrying value of the SportPark's net fixed assets prior to the writedown of approximately $21.4 million and reducing it by the Company's best estimate of net proceeds from disposition. Estimated net proceeds from disposition include certain liabilities of the SportPark that are expected to be extinguished or assumed by an ultimate buyer as part of a disposition transaction.

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

9.   CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  STOCK OPTION PLANS

1994 Plan. The Company's Board of Directors adopted an incentive stock option plan (the "1994 Plan") on August 8, 1994; total shares of the Company's common stock eligible for grant are 700,000. Three hundred thousand options to purchase shares of common stock of AASP at an exercise price of $5.00 per share were granted in 1994. Twenty thousand of these options expired unvested in 1997. Of the remaining 280,000 options, 240,000 were canceled and replaced on June 9, 1997 with a new exercise price of $3.06, the fair market value on the date of reissuance. These 280,000 options expired unexercised on August 7, 1999.
                                     F-16


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

As described in footnote 6 above, in 1998 the landlord of the property underlying the SportPark was granted 75,000 stock options. These options are exercisable at $4.00 per share through the year 2005. These options granted were recorded as an asset named Loan Financing Costs which were amortized over the life of the loan, with an offsetting credit to "Options Issued in Connection with Financing" included in the Equity section of the accompanying consolidated balance sheets. The value ascribed to these options issued of $174,000 was determined using the Black Scholes Option Pricing Model with the following assumptions: Volatility factor of the expected market price of the Company's common stock - 1.20; Risk free rate - 5.15%; Expected life of the options - 7 years; Dividend yield - 0.0%; Vesting 10,000 shares immediately, 10,000 shares annually thereafter until completely vested.

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

                                    ALL-AMERICAN SPORTPARK, INC.



Dated:  September 7, 2001           By:/s/ Kirk Hartle
                                       Kirk Hartle, Chief Financial Officer