Form 10KSB/A
period 2000-12-31
ALL AMERICAN SPORTPARK INC
filed 2001-09-28
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-KSB/A
                               AMENDMENT NO. 3

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

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The decrease of 11.2% to $1,863,366 in 2000 from $2,098,128 in 1999 is the result of aggressive cost containment strategies that began in the latter half of 1999 due to the problems associated with the discontinued SportPark business segment. Payroll costs decreased approximately $160,000 in 2000 compared to 1999 primarily due to corporate staff reductions in Finance, Human Resources, and Creative Services. Advertising costs decreased by nearly $100,000 for the Callaway Golf Center property. The remaining decrease in 2000 compared to 1999 is due mainly to lower legal fees.

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

     LOSS FROM CONTINUING OPERATIONS. The Company incurred a net loss from continuing operations of $152,668 in 2000 compared to $401,708 in 1999. The decreased net loss in 2000 is due primarily to increased revenue in 2000 at the CGC along with lower overall costs in 2000 resulting from the Company's aggressive cost containment strategies that began in September 1999. The Company intends to continue this strategy in order to maintain efficiency in the Company's operations and to ultimately achieve profitability.

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

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Such lendings were $1,777,328 at December 31, 1999 and have increased to $5,093,072 at December 31, 2000. The Company paid back $225,000 of these amounts in late March 1999; the offsetting increase relates to accrued interest payable on the remaining balances outstanding, and the $2.75 million along with associated costs of approximately $283,000 that the Company's chairman incurred to pay down the SportPark loan in October 2000. The loans are due at various dates beginning in 2001 and bear interest at ten percent per annum. Accrued interest payable of $469,212 at December 31, 2000 has been deferred, a practice which is expected to continue in 2001, if necessary. Also, it is more likely than not that the note payable balances will be extended beyond their due dates in 2001 because the Company does not expect it will be able to pay them when due.

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

                                      F-2


                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,
                                               2000            1999
                                           ------------    -----------
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt         $    49,891     $   45,400
  Current portion of obligations under
    capital leases                               15,931         69,838
  Accounts payable and accrued expenses         893,689        432,559
                                            -----------     ----------
     Total current liabilities                  959,511        547,797

Note payable to shareholder                   4,700,561      1,484,616
Due to affiliated stores                        392,511        398,286
Due to related entities                         778,461      1,214,931
Long-term debt, net of current portion          493,428        543,319
Obligation under capital leases, net
  of current portion                             23,153         73,229
Deferred income                                 178,919        195,860
                                           ------------    -----------
     Total liabilities                        7,526,544      4,458,038
                                           ------------    -----------
Shareholders' equity (deficit):
  Series A Convertible Preferred Stock,
   $.001 par value, 500,000 shares
   authorized and outstanding
   at December 31, 2000 and 1999              4,740,000      4,740,000
  Series B Convertible Preferred Stock,
   $.001 par value, 250,000 shares
   authorized and outstanding
   at December 31, 2000 and 1999              2,500,000      2,500,000
  Options issued in connection with
   Series A Convertible Preferred Stock
   to purchase 250,000 shares of Common
   Stock                                        260,000        260,000
  Options issued in connection with
   financing                                    174,000        174,000
  Common Stock, $.001 par value,
   10,000,000 shares authorized, 3,150,000
   and 3,000,000 shares issued and out-
   standing at December 31, 2000 and
   December 31, 1999, respectively                3,150          3,000
  Additional paid-in-capital                  3,695,745      3,520,800
  Accumulated deficit                       (17,066,563)    (5,882,487)
                                           ------------    -----------
     Total shareholders' equity (deficit)    (5,693,668)     5,315,313
                                           ------------    -----------
     Total liabilities and shareholders'
      equity                               $  1,832,876    $ 9,773,351
                                           ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-3


                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                               2000            1999
                                           ------------    -----------
Revenues:
  Callaway Golf Center[TM]                 $  2,433,885    $ 2,154,222
  Other                                          23,947         37,873
                                           ------------    -----------
      Total revenues                          2,457,832      2,192,095

Cost of Revenues:
  Callaway Golf Center[TM]                      436,612        423,944
                                           ------------    -----------
     Total cost of revenues                     436,612        423,944
                                           ------------    -----------
     Gross profit                             2,021,220      1,768,151
                                           ------------    -----------
Operating expenses:
  Selling, general and administrative         1,863,366      2,098,128
  Depreciation and amortization                  98,880        117,145
                                           ------------    -----------
     Total operating expenses                 1,962,246      2,215,273
                                           ------------    -----------

Operating income (loss)                          58,974       (447,122)

Interest expense, net                          (211,642)      (223,918)
                                           ------------    -----------
Loss from continuing operations before
  income taxes                                 (152,668)      (671,040)
Income tax benefit                                    -       (269,332)
                                           ------------    -----------
Loss from continuing operations                (152,668)      (401,708)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations of
   SportPark business before writedown
   of assets                                 (4,521,227)    (3,417,079)
  Writedown of SportPark assets to net
   realizable value                          (6,510,181)             -
                                           ------------    -----------
Loss from discontinued operations           (11,031,408)    (3,417,079)
                                           ------------    -----------
     Net Loss                              $(11,184,076)   $(3,818,787)
                                           ============    ===========

NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations         $      (0.05)   $     (0.13)
   Loss from discontinued operations              (3.51)         (1.14)
                                           ------------    -----------
     Net loss per share                    $      (3.56)   $     (1.27)
                                           ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-4



                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                      COMMON                          COMMON
                                       STOCK            ADDITIONAL    STOCK
                          PREFERRED   PURCHASE  COMMON   PAID-IN     PURCHASE   ACCUMULATED
                            STOCK     OPTIONS   STOCK    CAPITAL     WARRANTS     DEFICIT          TOTAL
                          ----------  --------  ------  ----------  ----------  -------------  -------------
Balance, 12/31/1998       $7,240,000  $434,000  $3,000  $3,333,300  $ 187,500   $ (2,063,700)  $  9,134,100

Expiration of common
stock purchase warrants                                    187,500   (187,500)

Net loss                                                                          (3,818,787)    (3,818,787)
                          ----------  --------  ------  ----------  ----------  -------------  -------------

Balance, 12/31/1999        7,240,000   434,000   3,000   3,520,800           -    (5,882,487)     5,315,313

Issuance of stock for
services charged to
continuing operations                              150     174,945                                  175,095

Net loss                                                                         (11,184,076)   (11,184,076)
                          ----------  --------  ------  ----------  ----------  -------------  -------------

Balance, 12/31/2000       $7,240,000  $434,000  $3,150  $3,695,745  $        -  $(17,066,563)  $ (5,693,668)
                          ==========  ========  ======  ==========  ==========  =============  =============



























The accompanying notes are an integral part of these consolidated financial statements.
                                      F-5


                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                               2000            1999
                                           ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(11,184,076)   $(3,818,787)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities of continuing
    operations:
     Loss from discontinued operations       11,031,408      3,417,079
    Common stock issued for services            175,095              -
    Depreciation and amortization                98,880        117,145
    Gain on sale of equipment                    (1,741)             -
  Changes in operating assets and
   liabilities:
    (Increase) decrease in accounts
     receivable                                  (7,290)       166,934
    Increase in prepaid expenses and other      (24,314)       (23,713)
    Increase in accounts payable and accrued
     expenses                                   461,131         19,121
    Decrease in deferred income                 (16,942)       (25,347)
                                           ------------    -----------
Net cash provided by (used in) operating
 activities of continuing operations            532,151       (147,568)
                                           ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures           (32,562)      (235,038)
  Proceeds from sale of equipment                32,500              -
                                           ------------    -----------
Net cash used in investing activities
 of continuing operations                           (62)      (235,038)
                                           ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and related entities                 (481,708)       359,966
  Increase in notes payable and notes
   payable to shareholder and related entity    137,072         86,277
  Principal payments on capital leases          (31,902)       (87,707)
                                           ------------    -----------
Net cash provided by (used in) financing
 activities of continuing operations           (376,538)       358,536
                                           ------------    -----------
NET CASH USED IN DISCONTINUED OPERATIONS       (123,791)    (2,351,434)
                                           ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     31,760     (2,375,504)
CASH AND CASH EQUIVALENTS, beginning of
 period                                         118,796      2,494,300
                                           ------------    -----------
CASH AND CASH EQUIVALENTS, end of period   $    150,556    $   118,796
                                           ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                    $     58,361    $    71,347
                                           ============    ===========
NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
  Common stock issued in exchange
   for consulting services                 $    175,095    $         -
                                           ============    ===========
  Capital lease obligations transferred
   in connection with sale of equipment    $     72,081    $         -
                                           ============    ===========
  Costs incurred by the Company's
   chairman to reduce the Company's
   long term debt                          $  3,033,473    $         -
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

     e.     GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the years ended December 31, 2000 and 1999, the Company had a net loss of $11,184,076 and 3,818,787, respectively, and has experienced cash flow constraints since September 1999.

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

The Company has unsecured, ten percent notes payable of $264,967 and $230,000 at December 31, 2000 and 1999 with the Paradise Store. A payment of $225,300 was made on these notes in late March 1999. No other payments were made on these notes in 1999 or 2000. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Paradise Store obtained from a bank to fund these loans to the Company. Accrued interest payable of $61,826 and $62,712 at December 31, 2000 and 1999, respectively, is included with the note payable balance under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets. Interest payments of $26,508 and $27,212 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001, if necessary. Also, it is more likely than not that the note payable balances will be extended beyond their due dates in 2001 because the Company does not expect it will be able to pay them when due.

The Company has unsecured, ten percent notes payable of $1,259,702 and $1,250,000 as of December 31, 2000 and 1999 with the Company's chairman. No payments were made on these notes in 1999 or 2000. These notes are due at various dates in 2001. The principal amount, interest rate, and payment terms are substantially similar to borrowings that the Company's chairman obtained from a bank to fund these loans to the Company. Accrued interest payable of $346,836 and $234,616 at December 31, 2000 and 1999, respectively, is included with the note payable balance under the caption "Note payable to Shareholder" in the accompanying consolidated balance sheets. Interest payments of $125,964 and $127,397 have been deferred in 2000 and 1999, respectively, a practice which is expected to continue in 2001, if necessary. Also, it is more likely than not that the note payable balances will be extended beyond their due dates in 2001 because the Company does not expect it will be able to pay them when due.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              YEARS ENDED DECEMBER 31,
                                                2000            1999
                                            ------------    ------------
Net loss
    As reported                             $(11,184,076)   $(3,818,787)
    Pro forma                                (11,184,076)    (3,818,787)

Basic and diluted net loss
  per share
    As reported                                    (3.56)         (1.27)
    Pro forma                                      (3.56)         (1.27)

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2000 and 1999 is presented below:

                                       2000                   1999
                              ----------------------  ----------------------
                                            Weighted               Weighted
                                            Average                Average
                                            Exercise               Exercise
                                Shares       Price      Shares      Price
                              ----------------------  ----------------------
Outstanding at beginning
 of year                       731,000       $2.99     961,000      $3.21
  Granted                       50,000         .81      50,000        .65
  Exercised                       -            -          -           -
  Forfeited                       -            -          -           -
  Expired                         -            -      (280,000)      3.06
                              ----------------------  ----------------------
Outstanding at end of year     781,000       $2.85     731,000      $2.99
                              ======================  ======================
Exercisable at end of year     686,000       $2.93     626,000      $3.09
                              ======================  ======================
Weighted average fair value
 of options granted                    $0.45                   $0.52
                              ======================  ======================

The following table summarizes information about stock options outstanding at December 31, 2000:

                         Options Outstanding           Options Exercisable
                 ----------------------------------   ----------------------
                              Weighted
                              Average      Weighted                 Weighted
                              Remaining    Average                  Average
                 Number       Contractual  Exercise    Number       Exercise
                 Outstanding  Life (Years) Price       Exercisable  Price
                 ----------------------------------    ---------------------
Range of
 exercise
 prices
 $0.65-$4.00       781,000      1.29        $2.85       686,000      $2.93
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

     e.  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

In January and February 2000, the Company issued an aggregate of 150,000 restricted shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services. The issuance of these shares was valued at a ten percent discount from the closing market price of AASP's common stock on or about the date that the shares were issued.

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

                                    ALL-AMERICAN SPORTPARK, INC.



Dated:  September 28, 2001          By:/s/ Kirk Hartle
                                       Kirk Hartle, Chief Financial Officer