Form 10QSB/A
period 2001-03-31
ALL AMERICAN SPORTPARK INC
filed 2001-09-28
CIK 930245

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
                                                =========================





























 The accompanying notes are an integral part of these consolidated financial statements

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                    MARCH 31,   DECEMBER 31,
                                                      2001         2000
                                                  ------------  ------------
                                                   (UNAUDITED)
Current liabilities:
  Current portion of long-term debt               $    51,082   $    49,891
  Current portion of obligations under
    capital leases                                     15,931        15,931
  Accounts payable and accrued expenses               992,320       893,689
                                                  -----------   -----------
     Total current liabilities                      1,059,333       959,511

Note payable to shareholder                         4,807,891     4,700,561
Due to affiliated stores                              403,511       392,511
Due to other related entities                         752,985       778,461
Long-term debt, net of current portion                480,202       493,428
Obligation under capital leases, net
  of current portion                                   17,471        23,153
Deferred income                                       253,929       178,919
                                                  -----------   -----------
     Total liabilities                              7,775,322     7,526,544

Shareholders' equity (deficit):
  Series A Convertible Preferred Stock, $.001 par
    value, 500,000 shares issued and outstanding
    at December 31, 2000                                    -     4,740,000

  Series B Convertible Preferred Stock, $.001 par
    value, 250,000 shares issued and outstanding    2,500,000     2,500,000

  Options issued in connection with Series A
    Convertible Preferred Stock to purchase 250,000
    shares of Common Stock                                  -       260,000

  Options issued in connection with
    financing                                         174,000       174,000

  Common Stock, $.001 par value, 10,000,000 shares
    authorized, 3,150,000 shares issued and
    outstanding                                         3,150         3,150
  Additional paid-in capital                        8,690,745     3,695,745
  Accumulated deficit                             (17,123,504)  (17,066,563)
                                                  -----------   -----------
     Total shareholders' equity (deficit)          (5,755,609)   (5,693,668)
                                                  -----------   -----------
 Total liabilities and shareholders' equity       $ 2,019,713   $ 1,832,876
                                                  ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)


                                                    2001          2000
                                                 ---------   ----------
Revenues:
   Callaway Golf Center(tm)                      $ 620,464   $  618,059
   Other                                                 -       10,367
                                                 ---------   ----------
          Total revenues                           620,464      628,426

Cost of Revenues:
   Callaway Golf Center(tm)                         78,694       94,962
                                                 ---------   ----------
               Gross profit                        541,770      533,464
                                                 ---------   ----------
Operating expenses:
   Selling, general and administrative             502,981      528,352
   Depreciation and amortization                    22,575       31,714
                                                 ---------   ----------
          Total operating expenses                 525,556      560,066
                                                 ---------   ----------
Operating income (loss)                             16,214      (26,602)

Interest expense, net                             (129,394)     (56,634)
                                                 ---------   ----------
          Loss from continuing operations         (113,180)     (83,236)

DISCONTINUED OPERATIONS:
   Gain from disposal of discontinued segment       56,239            -
   Loss from discontinued operations of
     SportPark business                                  -     (823,441)
                                                 ---------   ----------
Income (loss) from discontinued operations          56,239     (823,441)
                                                 ---------   ----------
          Net loss                               $ (56,941)  $ (906,677)
                                                 =========   ==========
NET LOSS PER SHARE:
   Basic and diluted:
     Loss from continuing operations             $   (0.04)  $    (0.03)
     Income (loss) from discontinued operations       0.02        (0.27)
                                                 ---------   ----------
   Net loss per share                            $   (0.02)  $    (0.30)
                                                 ======================




 The accompanying notes are an integral part of these consolidated financial statements

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)

                                                                         2001          2000
                                                                      ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (56,941)   $ (906,677)
    Adjustment to reconcile net loss to net cash provided by
      operating activities of continuing operations:
    (Income) loss from discontinued operations                          (56,239)      823,441
    Common stock issued for services                                          -        43,773
    Depreciation and amortization                                        22,575        31,714
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                      (7,140)       (7,410)
    Increase in inventories                                                   -          (463)
    (Increase) decrease in prepaid expenses and other                    19,622       (26,421)
    Increase in accounts payable and accrued expenses                    98,631       252,622
    Increase (decrease) in deferred income                               75,010        (6,339)
                                                                      ---------    ----------
          Net cash provided by operating activities
            of continuing operations                                     95,518       204,240
                                                                      ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                                         -       (16,355)
                                                                      ---------    ----------
          Net cash used in investing activities
            of continuing operations                                          -       (16,355)
                                                                      ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated stores and
    related entities                                                    (31,215)      (39,657)
  Increase in notes payable and notes
    payable to shareholder and related entity                            95,295        16,492
  Cash paid to redeem preferred stock                                    (5,000)            -
  Principal payments on capital leases                                   (5,682)      (13,892)
                                                                      ---------    ----------
          Net cash provided by (used in) financing activities
            of continuing operations                                     53,398       (37,057)
                                                                      ---------    ----------
NET CASH USED IN DISCONTINUED OPERATIONS                                (91,997)      (93,634)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                56,919        57,194
                                                                      ---------    ----------
CASH AND CASH EQUIVALENTS, beginning of period                          150,556       118,796
                                                                      ---------    ----------
CASH AND CASH EQUIVALENTS, end of period                              $ 207,475    $  175,990
                                                                      =========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                             $  16,822    $   18,119
                                                                      =========    ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for consulting services             $       -    $  175,095
                                                                      =========    ==========



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

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three months ended March 31, 2001, the Company had a net loss of $56,941 and has experienced cash flow problems since September of 1999. For the year ended December 31, 2000, the Company had a net loss of $11,184,076 and a loss from continuing operations of $152,668. As of March 31, 2001, the Company had a working capital deficit of $766,579. Additionally, the $13 million note payable secured by a first deed of trust on the discontinued SportPark segment (Note
2) has been in default since September 1999. The Landlord for the SportPark bought this note payable from the Lender in November 2000, and the note remains in default.

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

7.  RELATED PARTY TRANSACTIONS

The Company's Chairman, through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores"), has historically loaned funds to the Company as needed. Loans, including accrued interest payable, from the Company's Chairman and his personally owned retail store were $5,141,308 and $5,027,354 at March 31, 2001 and December 31, 2001,
respectively. These notes were due at various dates in 2001. These notes have all been extended with due dates beginning in the third quarter of 2002 and ending in the fourth quarter of 2002. The increase relates to accrued interest payable on the balances outstanding. Accrued interest payable of $583,166 at March 31, 2001, has been deferred, a practice which is expected to continue in 2001, if necessary.

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

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 4.8% to $502,981 in 2001 compared to $528,352 in 2000. The decrease is due mainly to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000.

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

NET LOSS. Net loss for 2001 was $113,180 compared to $83,236 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above. The Company generated operating income in 2001 of $16,214 compared to an operating loss in 2000 of $26,602 as a result of lower payroll costs and professional fees.

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

The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans, including accrued interest payable, from the Company's Chairman and his personally owned retail store were $5,141,308 and $5,027,354 at March 31, 2001 and December 31, 2000,
respectively. These notes were due at various dates in 2001. These notes have all been extended with due dates beginning in the third quarter of 2002 and ending in the fourth quarter of 2002. The increase relates to accrued interest payable on the balances outstanding. Accrued interest payable of $583,166 at March 31, 2001 has been deferred, a practice which is expected to continue in 2001, if necessary.

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

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  September 28, 2001         By:/s/ Kirk Hartle
                                     Kirk Hartle, Chief Financial Officer