Form 10QSB/A
period 2001-06-30
ALL AMERICAN SPORTPARK INC
filed 2001-09-28
CIK 930245

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

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                  JUNE 30,     DECEMBER 31,
                                                    2001           2000
                                                 -----------   -----------
                                                 (UNAUDITED)
Current liabilities:
  Current portion of long-term debt              $    52,301   $    49,891
  Current portion of obligations under
    capital leases                                    15,931        15,931
  Accounts payable and accrued expenses              627,832       893,689
                                                 -----------   -----------
     Total current liabilities                       696,064       959,511

Note payable to shareholder                        4,915,222     4,700,561
Due to affiliated stores                             410,135       392,511
Due to other related entities                        712,089       778,461
Long-term debt, net of current portion               466,660       493,428
Obligations under capital leases, net
  of current portion                                  11,791        23,153
Deferred income                                      228,929       178,919
Deferred income tax liability                         94,009             -
                                                 -----------   -----------
     Total liabilities                             7,534,899     7,526,544
                                                 -----------   -----------
Minority interest                                    366,103             -
                                                 -----------   -----------
Shareholders' equity (deficit):
  Series A Convertible Preferred Stock, $.001
   par value, 500,000 shares issued and
   outstanding at December 31, 2000                        -     4,740,000
  Series B Convertible Preferred Stock, $.001
   par value, 250,000 shares issued and
   outstanding                                     2,500,000     2,500,000
  Options issued in connection with Series A
   Convertible Preferred Stock to purchase
   250,000 shares of Common Stock                          -       260,000
  Options issued in connection with financing        174,000       174,000
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,150,000 shares issued
   and outstanding                                     3,150         3,150
  Additional paid-in capital                       8,708,123     3,695,745
  Accumulated deficit                            (17,547,566)  (17,066,563)
                                                 -----------   -----------
     Total shareholders' equity (deficit)         (6,162,293)   (5,693,668)
                                                 -----------   -----------
     Total liabilities and shareholders' equity  $ 1,738,709   $ 1,832,876
                                                 ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (UNAUDITED)

                                                    2001           2000
                                                 -----------   -----------

Revenues:
 Callaway Golf Center[TM]                        $   662,976   $   618,533
 Other                                                     -         6,251
                                                 -----------   -----------
     Total revenues                                  662,976       624,784

Cost of revenues:
 Callaway Golf Center[TM]                             91,497       102,408
                                                 -----------   -----------
     Gross profit                                    571,479       522,376
                                                 -----------   -----------
Operating expenses:
 Selling, general and administrative                 523,889       526,725
 Depreciation and amortization                        22,595        22,291
                                                 -----------   -----------
     Total operating expenses                        546,484       549,016
                                                 -----------   -----------
Operating income (loss)                               24,995       (26,640)

Interest expense, net                               (127,044)      (49,447)
                                                 -----------   -----------
     Loss from continuing operations
      before minority interest                      (102,049)      (76,087)

Minority interest                                     (5,750)            -
                                                 -----------   -----------
     Net loss from continuing operations            (107,799)      (76,087)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment        (316,263)            -
  Loss from discontinued operations of
   SportPark business                                      -      (661,666)
                                                 -----------   -----------
Loss from discontinued operations                   (316,263)     (661,666)
                                                 -----------   -----------
     Net loss                                    $  (424,062)  $  (737,753)
                                                 ===========   ===========

NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations               $     (0.03)  $     (0.02)
   Loss from discontinued operations                   (0.10)        (0.21)
                                                 -----------   -----------
   Net loss per share                            $     (0.13)  $     (0.23)
                                                 ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                    2001           2000
                                                 -----------   -----------
Revenues:
 Callaway Golf Center[TM]                        $ 1,283,440   $ 1,236,592
 Other                                                     -        16,618
                                                 -----------   -----------
     Total revenues                                1,283,440     1,253,210

Cost of revenues:
 Callaway Golf Center[TM]                            170,191       197,370
                                                 -----------   -----------
     Total cost of revenues                          170,191       197,370
                                                 -----------   -----------
     Gross profit                                  1,113,249     1,055,840
                                                 -----------   -----------
Operating expenses:
 Selling, general and administrative               1,026,870     1,055,077
 Depreciation and amortization                        45,170        54,005
                                                 -----------   -----------
     Total operating expenses                      1,072,040     1,109,082
                                                 -----------   -----------

Operating income (loss)                               41,209       (53,242)

Interest expense, net                               (256,438)     (106,081)
                                                 -----------   -----------
     Loss from continuing operations before
      minority interest                             (215,229)     (159,323)

Minority interest                                     (5,750)            -
                                                 -----------   -----------
     Net loss from continuing operations            (220,979)     (159,323)

DISCONTINUED OPERATIONS:
 Loss from disposal of discontinued segment         (260,024)            -
 Loss from discontinued operations of
  SportPark business                                       -    (1,485,107)
                                                 -----------   -----------
Loss from discontinued operations                   (260,024)   (1,485,107)
                                                 -----------   -----------
     Net loss                                    $  (481,003)  $(1,644,430)
                                                 ===========   ===========
NET LOSS PER SHARE:
 Basic and diluted:
  Loss from continuing operations                $     (0.07)  $     (0.05)
  Loss from discontinued operations                    (0.08)        (0.47)
                                                 -----------   -----------
     Net loss per share                          $     (0.15)  $     (0.52)
                                                 ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                     2001          2000
                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (481,003)  $(1,644,430)
   Adjustment to reconcile net loss to net
    cash provided by operating activities
    of continuing operations:
     Minority interest                                 5,750             -
     Loss from discontinued operations               260,024     1,485,107
     Common stock issued for services                      -        87,546
     Depreciation and amortization                    45,170        54,005
     Gain on sale of equipment                             -        (1,741)
   Changes in operating assets and liabilities:
    Increase in accounts receivable                  (13,552)      (10,217)
    Increase in prepaid expenses and other           (23,208)      (29,837)
    Increase in accounts payable and accrued
     expenses                                        205,883       383,047
    Increase (decrease) in deferred income            50,010       (12,678)
                                                 -----------   -----------
     Net cash provided by operating activities
      of continuing operations                        49,074       310,802
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                          -        32,500
  Leasehold improvements expenditures                (25,785)      (23,833)
                                                 -----------   -----------
     Net cash provided by (used in) investing
      activities of continuing operations            (25,785)        8,667
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated stores and other
    related entities                                 (60,042)      (61,167)
  Increase in notes payable and notes payable
    to shareholder                                   190,303        36,772
  Cash paid to redeem preferred stock                 (5,000)            -
  Principal payments on capital leases               (11,362)      (20,055)
                                                 -----------   -----------
     Net cash provided by (used in) financing
      activities of continuing operations            113,899       (44,450)
                                                 -----------   -----------
NET CASH PROVIDED BY (USED IN) DISCONTINUED
  OPERATIONS                                          11,151      (133,611)

NET INCREASE IN CASH AND CASH EQUIVALENTS            148,339       141,408
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, beginning of period       150,556       118,796
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $   298,895   $   260,204
                                                 ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                         $    30,975   $    36,041
                                                 ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for
   consulting services                           $         -   $   175,095
                                                 ===========   ===========
  Capital lease obligations transferred in
   in connection with sale of equipment          $         -   $    72,081
                                                 ===========   ===========
  Land lease obligation exchanged for
   common stock of subsidiary                    $   471,740   $         -
                                                 ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       6

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

7.  RELATED PARTY TRANSACTIONS

The Company's Chairman, through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores"), has historically loaned funds to the Company as needed. Loans, including accrued interest payable, from the Company's Chairman and his personally owned retail store were $5,325,357 and $5,027,354 at June 30, 2001 and December 31, 2001,
respectively. These notes were due at various dates in 2001. These notes have all been extended with due dates beginning in the third quarter of 2002 and ending in the fourth quarter of 2002. The increase relates to accrued interest payable on the balances outstanding. Accrued interest payable of $697,121 at June 30, 2001, has been deferred, a practice which is expected to continue in 2001, if necessary.

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

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased less than 1% to $523,889 in 2001 compared to $526,725 in 2000. The decrease is due mainly to a combination of the following: (1) corporate overhead decreased 17.4%, or about $15,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 6.5%, or about $27,000, because of increased payroll, marketing, and utility costs.

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

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $107,799 compared to $76,087 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above. The Company generated operating income in 2001 of $24,995 compared to an operating loss in 2000 of $26,640 as a result of increased revenue at the Callaway Golf Center combined with the other changes described above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

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

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 2.7% to $1,026,870 in 2001 compared to $1,055,077 in 2000. The decrease is a combination of the following: (1) corporate overhead decreased 24.4%, or about $50,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 6.2%, or about $51,000, because of increased payroll, marketing, and utility costs.

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

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $220,979 compared to $159,323 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above. The Company generated operating income in 2001 of $41,209 compared to an operating loss in 2000 of $53,242 as a result of increased revenue at the Callaway Golf Center combined with the other changes described above.

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