Form 10QSB
period 2001-09-30
ALL AMERICAN SPORTPARK INC
filed 2001-11-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2001




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

                            Yes X             No___

As of November 14, 2001, 3,150,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X




                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000                  3

         Consolidated Statements of Operations
         Three Months Ended September 30, 2001 and 2000            5

         Consolidated Statements of Operations
         Nine Months Ended September 30, 2001 and 2000             6

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2000             7

         Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis
         Of Financial Condition and Results of Operations         13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                        18

Item 2.  Changes in Securities                                    18

Item 3.  Defaults Upon Senior Securities                          18

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                  18

Item 5.  Other Information                                        18

Item 6.  Exhibits and Reports on Form 8-K                         18

SIGNATURES                                                        19
















                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS
                                              SEPTEMBER 30,     DECEMBER 31,
                                                  2001              2000
                                              -------------     ------------
                                              (UNAUDITED)

Current assets:
  Cash and cash equivalents                    $  109,610       $  150,556
  Accounts receivable                              34,131           28,150
  Prepaid expenses and other                       85,512           65,189
                                               ----------       ----------
     Total current assets                         229,253          243,895

Leasehold improvements and equipment, net         903,489          945,002
Due from affiliated stores                        174,392          138,661
Note receivable - related party                    20,000           20,000
Due from other related entities                    38,282           48,500
Other assets                                        9,823           24,714
Net assets of discontinued segment                152,879          412,104
                                               ----------       ----------
     Total assets                              $1,528,118       $1,832,876
                                               ==========       ==========





























The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                              SEPTEMBER 30,     DECEMBER 31,
                                                  2001              2000
                                              -------------     ------------
                                              (UNAUDITED)
Current liabilities:
  Current portion of long-term debt            $   53,549       $   49,891
  Current portion of obligations under
    capital leases                                 16,584           15,931
  Accounts payable and accrued expenses           645,775          893,689
                                              -----------      -----------
     Total current liabilities                    715,908          959,511

Notes and interest payable to shareholder       5,022,553        4,700,561
Due to affiliated stores                          416,957          392,511
Due to other related entities                     607,067          778,461
Long-term debt, net of current portion            452,795          493,428
Obligations under capital leases, net of
  current portion                                   5,456           23,153
Deferred income                                   203,929          178,919
Deferred income tax liability                      94,009             -
                                              -----------      -----------
     Total liabilities                          7,518,674        7,526,544
                                              -----------      -----------
Minority interest                                 366,963             -
                                              -----------      -----------

Shareholders' equity (deficit):
  Series A Convertible Preferred Stock, $.001
   par value, 500,000 shares issued and
   outstanding at December 31, 2000                  -           4,740,000
  Series B Convertible Preferred Stock, $.001
   par value, 250,000 shares issued and
   outstanding                                  2,500,000        2,500,000
  Options issued in connection with Series A
    Convertible Preferred Stock to purchase
    250,000 shares of Common Stock                   -             260,000

  Options issued in connection with
    financing                                     174,000          174,000

  Common Stock, $.001 par value, 10,000,000
    shares authorized, 3,150,000 shares issued
    and outstanding                                 3,150            3,150
  Additional paid-in capital                    8,708,123        3,695,745
  Accumulated deficit                         (17,742,792)     (17,066,563)
                                              -----------      -----------
     Total shareholders' equity (deficit)      (6,357,519)      (5,693,668)
                                              -----------      -----------
      Total liabilities and shareholders'
      equity                                  $ 1,528,118      $ 1,832,876
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                  2001              2000
                                              -------------     ------------
Revenues:
   Callaway Golf Center[TM]                   $   592,156      $   596,194
   Other                                            3,242            6,848
                                              -----------      -----------
         Total revenues                           595,398          603,042

Cost of revenues:
   Callaway Golf Center[TM]                        84,704           92,084
                                              -----------      -----------
         Gross profit                             510,694          510,958
                                              -----------      -----------
Operating expenses:
   Selling, general and administrative            553,828          526,791
   Depreciation and amortization                   22,128           22,376
                                              -----------      -----------
         Total operating expenses                 575,956          549,167
                                              -----------      -----------
Operating loss                                    (65,262)         (38,209)

Interest expense, net                            (128,496)         (53,456)
                                              -----------      -----------

         Loss from continuing operations
          before minority interest               (193,758)         (91,665)

Minority interest                                    (860)            -
                                              -----------      -----------
         Net loss from continuing operations     (194,618)         (91,665)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment         (608)            -
  Loss from discontinued operations of
    SportPark business                               -            (725,616)
                                              -----------      -----------
Loss from discontinued operations                    (608)        (725,616)
                                              -----------      -----------
         Net loss                             $  (195,226)     $  (817,281)
                                              ===========      ===========

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations           $     (0.06)     $     (0.03)
    Loss from discontinued operations               (0.00)           (0.23)
                                              -----------      -----------
   Net loss per share                         $     (0.06)     $     (0.26)
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                  2001              2000
                                              -------------     ------------

Revenues:
   Callaway Golf Center[TM]                    $1,875,596       $1,832,786
   Other                                            3,242           23,466
                                              -----------      -----------
         Total revenues                         1,878,838        1,856,252

Cost of revenues:
   Callaway Golf Center[TM]                       254,895          289,454
                                              -----------      -----------
         Gross profit                           1,623,943        1,566,798
                                              -----------      -----------

Operating expenses:
   Selling, general and administrative          1,580,698        1,581,868
   Depreciation and amortization                   67,298           76,381
                                              -----------      -----------
         Total operating expenses               1,647,996        1,658,249
                                              -----------      -----------
Operating loss                                    (24,053)         (91,451)

Interest expense, net                            (384,934)        (159,537)
                                              -----------      -----------
         Loss from continuing operations
          before minority interest               (408,987)        (250,988)

Minority interest                                  (6,610)               -
                                              -----------      -----------
         Net loss from continuing operations     (415,597)        (250,988)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment     (260,632)            -
  Loss from discontinued operations of
    SportPark business                               -          (2,210,723)
                                              -----------      -----------
Loss from discontinued operations                (260,632)      (2,210,723)
                                              -----------      -----------
         Net loss                             $  (676,229)     $(2,461,711)
                                              ===========      ===========

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations           $     (0.13)     $     (0.08)
    Loss from discontinued operations               (0.08)           (0.70)
                                              -----------      -----------
  Net loss per share                          $     (0.21)     $     (0.78)
                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                  2001              2000
                                              -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $  (676,229)     $(2,461,711)
    Adjustment to reconcile net loss to net
     cash provided by operating activities
     of continuing operations:
    Minority interest                               6,610             -
    Loss from discontinued operations             260,632        2,210,723
    Common stock issued for services                 -             131,322
    Depreciation and amortization                  67,298           76,381
    Gain on sale of equipment                        -              (1,741)
  Changes in operating assets and liabilities:
    Increase in accounts receivable                (5,981)         (14,081)
    Increase in prepaid expenses and other         (5,432)          (7,937)
    Increase in accounts payable and accrued
     expenses                                     223,826          480,309
    Increase in interest payable to shareholder
      and affiliated store                        341,864          117,887
    Increase (decrease) in deferred income         25,010          (16,913)
                                              -----------      -----------
     Net cash provided by operating activities
       of continuing operations                   237,598          514,239
                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                    -              32,500
  Leasehold improvements expenditures             (25,785)         (31,256)
                                              -----------      -----------
     Net cash provided by (used in)
      investing activities of continuing
      operations                                  (25,785)           1,244
                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated stores
   and other related entities                    (192,333)        (276,880)
  Cash paid to redeem preferred stock              (5,000)            -
  Principal payments on notes payable and
   capital leases                                 (54,019)         (59,866)
                                              -----------      -----------
     Net cash used in financing activities
       of continuing operations                  (251,352)        (336,746)
                                              -----------      -----------
NET CASH USED IN DISCONTINUED OPERATIONS           (1,407)        (118,883)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      (40,946)          59,854
                                              -----------      -----------
CASH AND CASH EQUIVALENTS, beginning of
 period                                           150,556          118,796
                                              -----------      -----------
CASH AND CASH EQUIVALENTS, end of period      $   109,610      $   178,650
                                              ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                      $    45,724      $    59,685
                                              ===========      ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for
    consulting services                       $      -         $   175,095
                                              ===========      ===========
  Capital lease obligations transferred in
    connection with sale of equipment         $      -         $    72,081
                                              ===========      ===========
  Land lease obligation exchanged for
    common stock of subsidiary                $   471,740      $      -
                                              ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

             ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements include the accounts of All-American Sportpark, Inc. ("AASP"), a Nevada corporation, and its subsidiaries, All-American Golf Center, Inc. ("AAGC"), and Sportpark Las Vegas, Inc. ("SPLV"), (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated. The discontinued operations of the All-American SportPark facility are included in SPLV. The continuing operations of the Callaway Golf Center ("CGC") are included in AAGC.

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2001 and for all periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

     Certain reclassifications have been made to amounts in the 2000 statements of operations and of cash flows to conform to the 2001 presentation.

     These consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, from which the information presented as of December 31, 2000 is derived.

     The Company's continuing operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes three tenants: the Saint Andrews Golf Shop, the Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

      As of September 30, 2001, Sports Entertainment Enterprise, Inc. ("SPEN"), a publicly traded company, owns approximately 63.5% of the Company's outstanding common stock and 100% of the Company's outstanding preferred stock which, combined, represents approximately 71.4% ownership of the Company.






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

     In regard to the Restructuring and Settlement Agreement, the Company recorded $360,353 as Minority Interest in the accompanying consolidated balance sheet for 2001 representing the Landlord's 35% interest in AAGC as of June 1, 2001. The difference between the amount recorded as Minority Interest and the amount of back rent cancelled by the Landlord of $471,740, has been recorded as Additional Paid-in Capital, net of deferred taxes of $94,009, in the accompanying consolidated balance sheet. Also, because of this transaction, the AAGC no longer qualifies to be included as part of the Company's consolidated reporting entity for income tax purposes. As a result, beginning June 1, 2001, the AAGC will be subject to income taxes on a stand-alone basis.

     As a result of the formal plan of disposal of the SportPark described above, since December 31, 2000, the Company has accounted for its SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements for all periods presented.

     The Company recorded a loss from disposal of the SportPark of $260,632 in 2001. As of December 31, 2000, the Company had estimated there would be no gain or loss on the disposition of the SportPark property. The difference has arisen mainly because net income of the SportPark business since December 31, 2000 was less than what was estimated as of December 31, 2000.

     Net assets of the Company's discontinued Sportpark business included in the accompanying consolidated balance sheets consisted of the following:

                                              September 30,    December 31,
                                                 2001             2000
                                             --------------   -------------
     Current assets                          $    62,528      $   171,182
     Property and equipment, net                    -          14,879,510
     Other assets                                117,813          495,396
                                              ----------       ----------
                                                 180,341       15,546,088
                                              ----------       ----------
     Notes payable (See Note 3)                     -          13,080,776
     Capital lease obligations                      -             290,773
     Accounts payable and accrued liabilities     27,462        1,455,283
     Deferred income                                -             307,152
                                              ----------       ----------
                                                  27,462       15,133,984
                                              ----------       ----------
          Net assets of discontinued segment  $  152,879       $  412,104
                                              ==========       ==========

     Revenues related to discontinued operations for the nine-month periods ended September 30, 2001 and 2000 totaled $346,033 and $2,811,181, respectively. Revenues related to discontinued operations for the three-month periods ended September 30, 2001 and 2000 totaled $-0- and $867,318, respectively.

3.   DISCONTINUED SPORTPARK SEGMENT LOAN AGREEMENT

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

     The Company had been in default on this loan beginning September 1999 because it did not make the September 1999 loan payment and had not made any of its scheduled loan payments since. The Bank filed a formal notice of default on December 22, 1999. The Company met and discussed possible resolutions several times with the Bank's representatives to no avail.

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

4.   LOSS PER SHARE AND SHAREHOLDER'S EQUITY

     Basic and diluted loss per share is computed by dividing the reported net loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,150,000 and 3,136,314 for the nine month periods ended September 30, 2001 and 2000, respectively, and 3,150,000 for the three-month periods ended September 30, 2001 and 2000.



     In March 2001, the Company acquired all of its Series A Convertible Preferred Stock from Three Oceans, Inc. ("TOI", an affiliate of Sanyo North America) for $5,000. In connection therewith, TOI's representative on the Board of Directors resigned. Also, all agreements and contractual obligations between the Company and TOI were terminated.

      In April 2001, options to purchase 356,000 shares of the Company's common stock at $3.05 per share expired unexercised. Of these options, 325,000 were held by the Company's President. After these options expired, new options to purchase 325,000 shares of the Company's common stock at $0.055 per share were granted to the Company's President. This exercise price is equal to the mid-range value of the Company's common stock closing bid and ask price on the date of grant. These options are fully vested and expire on April 30, 2006.

5.   LEASES

     The land underlying the CGC is leased to the Company at an amount per month of $33,173. Also, the lease has provisions for contingent rent to be paid by the Company upon reaching certain gross revenue levels. The lease commenced October 1, 1997. The term of the lease is 15 years with two five-year renewal options. The lease has a corporate guarantee of AASP.

6.   GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three and nine-month periods ended September 30, 2001, the Company incurred net losses of $195,226 and $676,229, respectively. The Company has experienced cash flow problems since September of 1999 when payments ceased being made on the SportPark loan (see Note 2). For the year ended December 31, 2000, the Company had a net loss of $11,184,076 and a loss from continuing operations of $152,668. As of September 30, 2001, the Company had a working capital deficit of $486,655.

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

7.   RELATED PARTY TRANSACTIONS

     The Company's chairman, through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores"), has historically loaned funds to the Company as needed. Loans, including accrued interest payable, from the Company's chairman and his personally owned retail store were $5,369,218 and $5,027,354 at September 30, 2001 and December 31, 2000, respectively. These notes were due at various dates in 2001. These notes have all been extended with due dates beginning in the third quarter of 2002 and ending in the fourth quarter of 2002. The increase relates to accrued interest payable on the note balances outstanding. Accrued interest payable of $811,076 at September 30, 2001, has been deferred, a practice which is expected to continue until the maturity dates of the notes, if necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes included in this report.

OVERVIEW

     The Company's continuing operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center ("AAGC"). The Callaway Golf Center commenced operations on October 1, 1997; the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998 and then reacquired 100% of the Callaway Golf Center on December 31, 1998.

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. Revenues of the Callaway Golf Center ("CGC") decreased nominally by 0.7% to $592,156 in 2001 compared to $596,194 in 2000.
Typically, third quarter revenues for CGC are steady from year to year. This continued to hold true in 2001 despite the tragedy of September 11 because a large majority of the CGC business is local customers.

     COST OF REVENUES. Cost of revenues decreased 8.0% to $84,704 in 2001 compared to $92,084 in 2000. Cost of revenues as a percentage of revenues was 14.3% in 2001 compared to 15.4% in 2000. This decrease is due mainly to lower direct payroll costs in 2001 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 5.1% to $553,828 in 2001 compared to $526,791 in 2000. The increase is due mainly to a combination of the following: (1) corporate overhead decreased 19.8%, or about $20,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 11.0%, or about $47,000, because of increased payroll and utility costs.




     INTEREST EXPENSE, NET. Net interest expense increased to $128,496 in 2001 compared to $53,456 in 2000 due primarily to interest costs on new debt to the Company's chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     MINORITY INTEREST. Minority interest represents the Landlord's 35% share of Callaway Golf Center net income for the third quarter of 2001. There was no minority interest in 2000.

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $194,618 compared to $91,665 for 2000. The increased net loss for 2000 is due mainly to increased interest expense in 2001 as described above.

     RESULTS OF CONTINUING OPERATIONS   NINE MONTHS ENDED SEPTEMBER 30, 2001
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. Revenues of the Callaway Golf Center ("CGC") increased 2.3% to $1,875,596 in 2001 compared to $1,832,786 in 2000. The increase is due mainly to increased revenue from tenants because of more leased space in 2001 compared to 2000.

     COST OF REVENUES. Cost of revenues decreased 11.9% to $254,895 in 2001 compared to $289,454 in 2000. Cost of revenues as a percentage of revenues was 13.6% in 2001 compared to 15.8% in 2000. This decrease is due mainly to lower direct payroll costs in 2001 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased nominally by 0.1% to $1,580,698 in 2001 compared to $1,581,868 in 2000. The decrease is a combination of the following: (1) corporate overhead decreased 29.7%, or about $99,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, (2) SG&A for the Callaway Golf Center increased 7.8%, or about $97,000, because of increased payroll, marketing, and utility costs.

     DEPRECIATION AND AMORTIZATION. These costs decreased 11.9% to $67,298 in 2001 compared to $76,381 in 2000 due to a lower overall depreciable base of fixed assets in 2001 which has remained relatively constant since the second quarter of 2000.

     INTEREST EXPENSE, NET. Net interest expense increased to $384,934 in 2001 compared to $159,537 in 2000 due primarily to interest costs on new debt to the Company's Chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's Chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     MINORITY INTEREST. Minority interest represents the Landlord's 35% share of Callaway Golf Center net income since June 1, 2001. There was no minority interest in 2000.

     NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations for 2001 was $415,597 compared to $250,988 for 2000. The increased net loss for 2001 is due mainly to increased interest expense in 2001 as described above.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had a working capital deficit of $486,655. This deficit was created primarily because of the lengthy financial problems of the discontinued SportPark business segment. Approximately $157,000 of this deficit relates to deferred payroll costs attributed to the Company's President deferring half of his salary from September 1999 through May 2001. The Company's President has agreed to defer receiving payment on this deferred payroll until such time as the Company has sufficient resources to pay it. Beginning in June 2001, the Company's President began receiving his full salary again.

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

     The Company's Chairman through personal loans and through advances from his personally owned retail store (one of the "Affiliated Stores") has historically loaned funds to the Company as needed. Loans, including accrued interest payable, from the Company's Chairman and his personally owned retail store were $5,369,218 and $5,027,354 at September 30, 2001 and December 31, 2000, respectively. These notes were due at various dates in 2001. These notes have all been extended with due dates beginning in the third quarter of 2002 and ending in the fourth quarter of 2002. The increase relates to accrued interest payable on the balances outstanding. Accrued interest payable of $811,076 at September 30, 2001 has been deferred, a practice which is expected to continue until the maturity of the notes payable, if necessary.

     There are currently no commitments for material capital expenditures.

     The Company in the normal course of its business receives sponsorship fees and various advance payments of different kinds, which are recorded as deferred income until earned. Such amounts are typically earned over the term of the contract with the applicable sponsor. Deferred income was $203,929 at September 30, 2001 compared to $178,919 at December 31, 2000. It is anticipated, but cannot be guaranteed, that sponsorship fees and advances will be a source of cash flow in 2002.

     Operating Activities. Net cash provided by operating activities was $237,598 for the nine months ended September 30, 2001 compared to $514,239 for the nine months ended September 30, 2000. The primary reason for the change relates to (1) a smaller increase in 2001 of about $256,000 in accounts payable and accrued expenses, (2) a larger increase in 2001 in interest payable to shareholder and affiliated store of about $224,000, and (3) a larger net loss from continuing operations in 2001 of about $165,000.

      Investing Activities. Net cash used in investing activities was $25,785 in 2001 compared to net cash provided by investing activities of $1,244 in 2000. The difference relates to $32,500 in proceeds from sale of equipment in 2000.

      Financing Activities. Net cash used in financing activities was $251,352 for the nine months ended September 30, 2001 compared to net cash used in financing activities of $336,746 for the nine months ended September 30, 2000. The primary reason for the difference is due to a smaller decrease in 2001 in amounts due to affiliated stores and related entities.

     The Company's current and expected sources of working capital are its cash balances that were $109,610 at September 30, 2001 and its continuing positive operating cash flow of its CGC property. Working capital needs have been helped by deferring payments on interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store are expected to continue until the Company has sufficient cash flow to begin making payments.

     The Company has raised considerable capital in the past 5 years for development projects. The Callaway Golf Center is generating positive cash flow and its prospects are expected to become even more positive having completed its fourth full year of operation. The Company believes that any working capital deficiency that may occur could be funded from a combination of existing cash balances and, if necessary, additional borrowings from lenders or other sources. Management believes that additional borrowings against the CGC could be arranged to fund corporate operations. However, there can be no assurance that any borrowings would be available or at terms acceptable to the Company. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.




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

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  November 14, 2001          By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer



Date:  November 14, 2001          By:/s/ Kirk Hartle
                                     Kirk Hartle, Chief Financial Officer



























