Form 10KSB
period 2001-12-31
ALL AMERICAN SPORTPARK INC
filed 2002-04-01
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2001

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from: _____ to ____

                         Commission File No. 0-024970

                          ALL-AMERICAN SPORTPARK, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

           NEVADA                                         88-0203976
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication No.)

           6730 South Las Vegas Boulevard, Las Vegas, NV  89119
         ------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number:  (702) 798-7777

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,425,781

As of March 22, 2002, 3,150,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $34,500.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                              BUSINESS DEVELOPMENT

     The Company's business began in 1974 when Vaso Boreta, the Company's Chairman of the Board, opened a "Las Vegas Discount Golf & Tennis" retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta, subsequently began distributing catalogs and developing a mail order business for the sale of golf and tennis products. In 1984, the Company began to franchise the "Las Vegas Discount Golf & Tennis" retail store concept and commenced the sale of franchises. As of February 26, 1997, when the franchise business was sold, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

     The Company was incorporated in Nevada on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to All-American SportPark, Inc. on December 14, 1998.

     Sports Entertainment Enterprises, Inc. ("SPEN"), formerly known as Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a publicly traded company, acquired the Company in February 1988, from Vaso Boreta, who was the Company's sole shareholder. As of December 31, 2001, Vaso Boreta owns approximately 23% of the outstanding common stock of SPEN, and serves as its Chairman of the Board, President and CEO. SPEN owns 2,000,000 shares of the Company's common stock, which represents approximately 63% of the Company's outstanding common stock. In October 1998, SPEN purchased 250,000 shares of Series B Convertible Preferred Stock of the Company that represents all of the Company's outstanding preferred stock. In the aggregate, SPEN owns approximately 67% of the Company.

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

     In 1996, the Company sold 500,000 shares of Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of SANYO North America Corporation, for $5,000,000 in cash pursuant to an Investment Agreement between the Company and TOI. The Company used these proceeds to fund part of the development costs of its All-American SportPark property in Las Vegas. In March 2001, the Company repurchased all of the shares of Series A Convertible Preferred Stock from TOI for $5,000 in cash. Once repurchased, the shares were retired.

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

     In connection with the sale of the above-described assets, SPEN and the Company agreed not to compete with the Buyer in the golf equipment business except that the Company is permitted to sell golf equipment at its Callaway Golf Center business. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, Ron Boreta, Vaso's son and President of the Company, and John Boreta, Vaso's son and a principal shareholder of SPEN, the right to operate "Las Vegas Discount Golf & Tennis" stores in southern Nevada, except for the Summerlin area of Las Vegas, Nevada. Likewise, the Buyer is restricted from operating stores in southern Nevada except for the Summerlin area of Las Vegas, Nevada.

     On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company developed its Callaway Golf Center and All-American SportPark ("SportPark") properties. The property is located on the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and several of Las Vegas' major hotel/casino properties such as Mandalay Bay and the MGM Grand. The property is also adjacent to the new Interstate 215 beltway that will eventually encircle the entire Las Vegas Valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres was home to the now discontinued SportPark that opened for business in October 1998; the Company disposed of the SportPark business in May 2001. See
"BUSINESS OF THE COMPANY   DISCONTINUED SPORTPARK OPERATIONS".

     On June 20, 1997, the lessor of the 65-acre tract ("Landlord") agreed with the Company to cancel the original lease and replace it with two separate leases. The lease for the SportPark commenced on February 1, 1998 with a base rent of $18,910 per month and was cancelled in connection with the disposition of the SportPark in May 2001; the lease for the Callaway Golf Center is for fifteen years with options to extend for two additional five-year terms. The lease for the Callaway Golf Center[TM] commenced on October 1, 1997 when the golf center opened; base rent is $33,173 per month.

     During June 1997 the Company and Callaway Golf Company ("Callaway") formed All-American Golf LLC ("LLC"), a California limited liability company that was owned 80% by the Company and 20% by Callaway; the LLC owned and operated the Callaway Golf Center . In May 1998, the Company sold its 80% interest in LLC to Callaway. On December 31, 1998 the Company acquired substantially all the assets of LLC subject to certain liabilities that resulted in the Company owning 100% of the Callaway Golf Center .

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

     Beginning in September 1999, the Company ceased making loan payments on its SportPark property due to financial difficulties. Ultimately, this resulted in the disposition of the SportPark property in May 2001. See "BUSINESS OF THE COMPANY - DISCONTINUED SPORTPARK OPERATIONS".

                            BUSINESS OF THE COMPANY

     The Company developed a concept for family-oriented sports-themed amusement parks named "All-American SportPark". The All-American SportPark ("AASP") was comprised of two components: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark") amusement center. Collectively, the two properties completed a live-action, 65-acre, sports and entertainment venue located at the south end of the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road. The SportPark was disposed of
in May 2001   See further discussion under the heading  "BUSINESS OF THE
COMPANY - DISCONTINUED SPORTPARK OPERATIONS".

     The Callaway Golf Center, on 42 of the 65 acres, remains an operating business of the Company and is strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 125,000 hotel rooms in Las Vegas, and seven of the top ten largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo to name a few. The CGC is also adjacent to McCarran International Airport that services nearly 35 million visitors annually. The local residential population approximates 1.3 million.

CALLAWAY GOLF CENTER[TM]

     In June 1997, the Company completed a final agreement with Callaway to form a limited liability company named All American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM]," on approximately forty-two (42) acres of land on Las Vegas Boulevard in Las Vegas, Nevada. The Callaway Golf Center[TM] opened to the public on October 1, 1997.

     The Callaway Golf Center[TM] includes a 110-station, two-tiered driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens, waterfall features, and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the CGC includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the CGC is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system developed by Callaway Golf Company, and three tenant operations: (a) the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, (b) the Bistro 10 restaurant and bar which features an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background, and (c) the Giant Golf teaching academy for group and individual golf instruction.

     The CGC has a lease agreement with St. Andrews Golf Shop which is owned by Ronald S. Boreta, President of the Company, and John Boreta, his brother, for the provision of sales of golf retail merchandise. The lease is for fifteen years ending in October 2012. The lessee pays rent based on a percentage of its sales ranging from 6-7% depending on the total gross sales generated in a calendar year.

    The CGC has a lease and concession agreement with Giant Golf Academy for the provision of golf instruction services. The lessee pays a fixed monthly rental for use of the golf facilities for golf instruction and for office space inside the clubhouse building.

    The LLC was originally owned 80% by the Company and 20% by Callaway Golf. Callaway Golf agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. The Company contributed the value of expenses incurred relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway Golf's loan to the LLC had a ten-year term with interest at ten percent per annum. The principal was due in 60 equal monthly payments commencing five years after the golf center opened.

     On May 5, 1998, the Company sold its 80% interest in the LLC to Callaway for $1.5 million in cash and the forgiveness of $3 million in debt, including accrued interest thereon, owed to Callaway by the Company. The Company retained the option to repurchase the 80% interest for a period of two years on essentially the same financial terms that it sold its interest. The sale of the Company's 80% interest in the LLC was completed in order to improve the Company's financial condition that, in turn, improved the Company's ability to complete the financing needed for the final construction stage of the SportPark.

     On December 30, 1998 the Company acquired substantially all the assets of the LLC subject to certain liabilities. This resulted in the Company owning 100% of the Callaway Golf Center. Under terms of the asset purchase agreement, the Company paid $1 million to Active Media Services in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to Callaway Golf.

     In connection with this acquisition, the Company executed a trademark license agreement with Callaway Golf pursuant to which the Company licenses the right to use the marks "Callaway Golf Center " and "Divine Nine" from Callaway Golf for a term beginning on December 30, 1998 and ending upon termination of the land lease on the Golf Center. The Company paid a one-time fee for this license agreement that was a component of the purchase price the Company paid for the Callaway Golf Center upon acquisition of the facility on December 30, 1998. Pursuant to this agreement, Callaway Golf has the right to terminate the agreement upon the occurrence of any Event of Termination as defined in the agreement.

DISCONTINUED SPORTPARK OPERATIONS

     The SportPark opened for business in October 1998. It was a state of the art amusement facility that had many unique attractions and elements as follows:

     NASCAR SPEEDPARK. The Company had a license agreement with The National Association of Stock Car Auto Racing, Inc. ("NASCAR") for the operation of SpeedParks as a part of the SportPark or as a stand-alone NASCAR SpeedPark. The agreement, as amended, provided that the Company had an exclusive license to use certain trademarks and service marks in the development, design and operation of go-kart racing facilities having a NASCAR racing theme in the territories of Las Vegas, Nevada and Southern California through December 31, 2003. As consideration for the license, the Company paid an initial fee of $25,000 and paid NASCAR a royalty based on the SpeedPark's gross revenue from racing activities plus a royalty on revenues received from sponsors and promoters of SpeedPark activities. In connection with the disposition of the SportPark, this license agreement was terminated.

     MAJOR LEAGUE BASEBALL SLUGGER STADIUM. The Slugger Stadium was a full size replica of a major league ballpark for batting and baseball training.
The Company was granted a license in December 1994 from Major League Baseball Properties to own and operate Major League Baseball Slugger Stadiums. Under the license agreement, as amended, the Company also had the right to utilize certain Major League Baseball trademarks including those of the All Star Game, Division Series, League Championship Series and World Series. Slugger Stadium was a nostalgic open-air batting stadium that attempted to duplicate a major league experience for its patrons. The license expired on November 30, 2000.

     SPORTPARK PAVILION. The 100,000 square foot Pavilion Building included a multi-purpose sports arena (the "Pepsi Allsport Arena"), specialty retail areas, food courts, meeting rooms, special events space and leased tenant facilities for food and beverage service including the "Boston Garden Experience" Restaurant & Bar. Other attractions in the Pavilion were Augusta National Putting Experience, an 8,000 square foot arcade, "The Rock" Sport Climbing Wall, and the SportPark Logo Shop .

     PEPSI ALLSPORT ARENA. The focal point of the Pavilion building was the 25,000 square foot Pepsi Allsport Arena which could be customized from in-line to traditional skating, league play for a variety of sports, an artificial turf indoor football/soccer playing field, concerts, boxing matches, expos, seminars, cultural and civic events, and large group functions.

     Unfortunately, the SportPark was beset with financial problems since the opening in October 1998. It opened with much less financing than desired to create the experience that was originally envisioned for the property. Attendance never achieved forecasted levels and gradually decreased as sufficient financial resources were not available to keep the existing attractions at optimum operating condition or vary the amusement elements to always keep the experience "fresh."

     As a result of the foregoing, the SportPark was unable to make the scheduled loan payments on its mortgage (the "Bank Note") beginning in September 1999. No loan payments were made thereafter. Management of the Company made several attempts to resolve the SportPark's financial problems by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. These efforts did not result in solving the financial problems of the SportPark.

     Ultimately, in October and November 2000, the Bank forced the Company's Chairman to liquidate additional collateral he had pledged for the Bank Note which resulted in payment to the Bank of $2.75 million and, the Landlord, who had subordinated his land to the Bank to help the Company secure the financing, bought the Bank Note, an Equipment Note and an Equipment Lease and all rights pertaining thereto from the Bank for $7 million.

     At that point, and continuing until the SportPark was transferred to the Landlord in June 2001, the Landlord and the Company actively pursued a buyer/operator to take over the SportPark. Effective January 2, 2001, the SportPark closed to the general public although it continued to operate on a limited basis for group parties and special events until May 31, 2001.

     On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the land lease for the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

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

     In addition, all common stock of SPEN owned by the Company's Chairman, its President and a related entity that had been pledged to and held by the Landlord pursuant to the original SportPark financing has been returned unencumbered.

     As part of the transaction, the Company issued the Landlord a 35 percent ownership interest in the Company's subsidiary that owns and operates the Callaway Golf Center. This subsidiary is All-American Golf Center, Inc. ("AAGC"). In connection with the issuance of the 35 percent interest in AAGC to the Landlord, the Company and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

     SPONSORSHIP AGREEMENT WITH PEPSI-COLA COMPANY

     In December 1997, the Company entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to the dispensing of its products at the SportPark and CGC. In addition, the agreement provides that Pepsi has specified signage rights including the naming rights to the SportPark Arena as the Pepsi Allsport Arena. Pepsi is required to provide, without charge, all equipment needed to dispense its products at the SportPark and CGC.

     The agreement with Pepsi provides that the Company and Pepsi will participate in joint marketing programs such as promotions of Pepsi's products at the SportPark and CGC. In addition, Pepsi has the right to provide three marketing events per year. These events are used to promote the business of the SportPark, CGC, and Pepsi.

     In exchange for these rights, Pepsi agreed to pay the Company a fixed annual cash payment for the term of the agreement such that five total cash payments are received. The Company has received all required payments from Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement. This agreement remains in effect for the CGC, and was assumed by the Landlord in regard to the SportPark property.

     AGREEMENT WITH SPORTSERVICE CORPORATION

     In September 1997, the Company entered into a lease and concession agreement with Sportservice Corporation ("Sportservice") that provides Sportservice with the exclusive right for all food, beverages (alcoholic and non-alcoholic), candy and other refreshments throughout the SportPark and CGC, during the ten-year term of the agreement. Sportservice pays rent based on a percentage of gross sales depending upon the level of sales, whether the receipts are from concession sales, the Arena restaurant, the Clubhouse, vending machines, mobile stands, or catering sales.

     Sportservice is a wholly-owned subsidiary of Delaware North Company. The agreement remains in effect for the CGC and the portion related to the SportPark was assumed by the Landlord in connection with his acquisition of the SportPark.

LIABILITY INSURANCE

     The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

     The marketing program for the CGC is focused primarily on the local individual customers with increasing emphasis on the individual tourist market because of the facility's proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective for the local market. For the tourist market, the Company has instituted taxi programs, rack cards, and print media in tourist publications that are located in the Las Vegas hotels and hotel rooms. Also, the CGC, along with its teaching academy tenant Giant Golf, has implemented programs to attract more group events, clinics, and other special promotional events.

     The CGC, which includes a nine-hole par 3 golf course, driving range, and clubhouse, is designed as a country club atmosphere for the general public. This concept may be expanded into various hotel and resort areas throughout the United States and overseas.

     The Company's marketing efforts are directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concepts beyond the Las Vegas location could require considerably more financial and human resources than presently exists at the Company.

     FIRST TEE

     In March 2002, the Callaway Golf Center became the official home in Southern Nevada for the national First Tee program. The First Tee program is a national initiative started in November 1997 by the World Golf Foundation. First Tee is sponsored by the PGA Tour, the LPGA, the PGA of America, the United States Golf Association, and Augusta National Golf Club. The First Tee program was formed to eliminate access and affordability issues for children, especially economically disadvantaged children, to participate in the game of golf. In research conducted by the National Golf Foundation, it was noted that only two percent of children through age 17 ever try golf and only five percent of our nation's golfers were minorities. The Callaway Golf Center is proud to be part of the First Tee program and believes it will offer many opportunities for the Company in the years ahead.

COMPETITION

     Any golf/amusement facilities developed by the Company will compete with any other family/sports attractions in the city where such facilities are located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. The Company will be relying on the combination of active user participation in the sports activities and uniqueness of the Park features, attractive designs, and competitive pricing to encourage visitation and patronage.

     In the Las Vegas market, the Company has competition from other golf courses, family entertainment centers, and entertainment provided by hotel/casinos. Company management believes the CGC has a competitive advantage in the Las Vegas market because of its strategic location, product branding, alliances, and extent of facilities balanced with competitive pricing that is unlike any competitor in the market.

EMPLOYEES

     As of March 7, 2002, there were 5 full-time and 1 part-time employees at the Company's executive offices, and 13 full-time and 14 part-time employees at CGC.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located inside the clubhouse building of the Company's Callaway Golf Center property at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The Callaway Golf Center property occupies approximately 42 acres of leased land described in "ITEM 1.
DESCRIPTION OF BUSINESS   BUSINESS DEVELOPMENT."  The CGC was opened October
1, 1997. The property is in good condition both structurally and in appearance. The Company owns 65% of the CGC through a subsidiary, All-American Golf Center, Inc.

     A ten-year note payable secured by a first deed of trust exists on the CGC in the original amount of $1 million payable without interest, in quarterly installments of $25,000 beginning December 1998.

     The CGC has three tenants: (1) The St. Andrews Golf Shop that occupies approximately 4,000 square feet for golf retail sales and pays percentage rent of 6-7% of depending on the level of sales in a calendar year. The lease is for fifteen years ending in 2012; (2) Sierra Sportservice that occupies about 2,500 square feet for food and beverage services and pays percentage rent depending on the type of sale made (i.e. restaurant, catering, beverage cart). The lease is for ten years ending in 2007; (3) Giant Golf Academy that occupies approximately 900 square feet and pays a fixed monthly rental for office space and for use of the golf facilities of approximately $6,500 per month. The lease is for five years ending in 2006 with one five-year option to renew.

ITEM 3.  LEGAL PROCEEDINGS

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On October 14, 1999, Joel Rubenstein, Oracle One Partners, Inc., and Hal Price doing business as Mach One Marketing Group, filed a complaint against the Company in the United States District Court of Nevada, seeking compensatory damages in the amount of $333,000, as well as an accounting and other relief based on an alleged breach of an agreement to develop sponsors for the SportPark. This case was settled on January 22, 2002 with the Company agreeing to pay $100,000. The $100,000 is payable with $25,000 at date of settlement and the remaining balance payable in equal installments over eighteen months.

     On March 22, 2000, D&R Builders, Inc., doing business as Breslin Builders, filed a complaint against the Company in the District Court of Clark County Nevada against the Company and its landlord, seeking damages for breach of contract, mechanics' lien foreclosure and unjust enrichment. The plaintiff contended that it was entitled to $243,883 for work performed. This case was dismissed with prejudice in November 2001.

     On September 12, 2000, the Company filed a complaint against Bentar Development, Inc. and Contractors Bonding & Insurance Company in the District Court of Clark County, Nevada, seeking damages for breach of contract, unjust enrichment, and license bond claim. Bentar Development, Inc. was the general contractor on the construction of the Callaway Golf Center. The Company's claim asserts construction defects related to the CGC's driving range tee line which has experienced large cracks in the concrete and ground level differentials on each side of the cracks of more than one inch as the result of ground subsidence arising primarily from Bentar's failure to properly compact the earth in and around the tee line. The Company seeks damages to correct the subsidence problem, loss of income, and attorney's fees in excess of $10,000. The case is in the discovery stage and is expected to be resolved in 2002.

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

                                                  HIGH       LOW
      -----------------------------              -------    -------
      Year Ended December 31, 2001:
       First Quarter                             $0.190     $0.050
       Second Quarter                            $0.090     $0.040
       Third Quarter                             $0.080     $0.030
       Fourth Quarter                            $0.090     $0.030

      Year Ended December 31, 2000:
       First Quarter                             $2.125     $1.125
       Second Quarter                            $1.125     $0.625
       Third Quarter                             $1.250     $0.625
       Fourth Quarter                            $1.031     $0.063

      HOLDERS. The number of holders of record of the Company's $.001 par value common stock at December 31, 2001 was 77. This does not include approximately 700 shareholders who hold stock in their accounts at broker/dealers.

     DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are expected to be paid in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this report.

OVERVIEW

     The Company's continuing operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center. The Callaway Golf Center commenced operations on October 1, 1997; the Company sold its 80% interest in the Callaway Golf Center on May 5, 1998, and then reacquired 100% of the Callaway Golf Center on December 31, 1998. In May 2001, the Company issued a 35% interest in the Callaway Golf Center to the property's landlord in exchange for forgiveness of back rent due the landlord.

     DISCONTINUED OPERATIONS. On December 31, 2000, the Company formalized a plan to dispose of the SportPark facility because (1) historically, the property sustained substantial losses, and (2) it was not expected that future results would improve without substantial capital investment; the Company did not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark was closed to the general public, although it continued to operate on a limited basis until May 31, 2001. As a result of the foregoing, the Company recorded a write down of $6,510,181 in 2000 to adjust the SportPark assets' carrying amount to estimated net realizable value. Loss from discontinued operations of the SportPark was $373,016 and $4,521,227 in 2001 and 2000, respectively. The larger loss in 2000 results from the SportPark being open on a regular basis and interest and fees incurred related to the Bank Note in default. The Bank charged interest at the default rate of 15% beginning in September 1999 through November 2000; in 2001, there were limited operations and no bank costs were accrued.

RESULTS OF CONTINUING OPERATIONS - YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

     REVENUES. Revenues increased 0.9% to $2,425,781 in 2001 compared to $2,402,259 in 2000. Revenues from the CGC increased 1.8% to $2,421,840 in 2001 compared to $2,378,312 in 2000. The modest increase is the result of increased tenant income in 2001 due to more leased space. For both years, facility attendance, course play, and range usage were nearly the same.

     COST OF REVENUES. Cost of revenues decreased 13.8% to $328,353 in 2001 compared to $381,039 in 2000. Cost of Revenues as a percentage of Revenues was 13.5% in 2001 compared to 15.9% in 2000. The decrease for 2001 is primarily due to lower direct payroll costs because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The increase of 11.4% to $2,076,322 in 2001 from 1,863,366 in 2000 is due to a combination of the following: (1) corporate overhead decreased 24.5%, or about $106,000, due to lower legal and professional fees because the Company was able to resolve many outstanding legal issues in 2000, and (2) SG&A for the Callaway Golf Center increased 22.3%, or about $319,000, due to (a) a one-time rent credit received in 2000 from the Landlord of the CGC of approximately $200,000, and (b) increased payroll, marketing, and utility costs in 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 9% to $90,061 in 2001 compared to $98,880 in 2000 due mainly to the disposition of certain assets of the CGC in the first and second quarters of 2000.

     INTEREST EXPENSE, NET. Net interest expense increased 143% to $514,449 in 2001 compared to 211,642 in 2000. This increase is due primarily to interest costs on new debt to the Company's Chairman that was incurred in the fourth quarter of 2000 in the amount of $3,033,473. This new debt was incurred when the Company's Chairman paid down the SportPark loan in the amount of $2.75 million and incurred other costs associated therewith totaling $283,473.

     LOSS FROM CONTINUING OPERATIONS. The Company incurred a net loss from continuing operations of $603,775 in 2001 compared to $152,668 in 2000. The higher net loss in 2001 is due primarily to increased interest expense and higher SG&A for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     For reasons described below and in Note 1.e. to the consolidated financial statements, in its report dated March 15, 2002, the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     At December 31, 2001, the Company had a working capital deficit of $681,397. Approximately $160,000 of this deficit relates to deferred payroll costs attributed to the Company's President deferring half of his salary from September 1999 through May 2001. The Company's President has agreed to defer payment on the deferred amount until such time as the Company has sufficient resources to pay it. Beginning in June 2001, the Company's President recommenced receiving his full salary.

     The $681,397 working capital deficit exists primarily because of the historical financial problems of the discontinued SportPark business segment. The SportPark's cash shortfalls required funding from the Callaway Golf Center excess cash flow; this caused some CGC and corporate overhead payables to fall behind. This working capital deficit has been reduced since December 31, 2000 by almost $35,000.

     In September, 1998 the Company entered into a $13,500,000 loan agreement with Nevada State Bank. The loan was for 15 years with interest at 9.38%.
The loan was secured by the SportPark real and personal property as well as corporate guarantees of the Company and its parent, SPEN. Also, the Landlord of the Sportpark subordinated its land underlying the SportPark to the Lender to secure repayment of the loan. As consideration for the Landlord providing collateral for the loan, the Company's President, CEO and its Chairman and a related entity pledged their stock in SPEN to the Landlord as collateral to protect the leased property from foreclosure. Additionally, the Company's Chairman pledged three parcels of land owned by him (the "Chairman's parcels") as additional collateral to secure the loan.

     The Company defaulted on the loan in September 1999; this default continued until October and November 2000 when the Bank forced the Company's Chairman to sell the Chairman's parcels which resulted in the Chairman paying $2.75 million to the Bank to pay down the outstanding loan balance, and the Landlord bought the Bank Note and all rights pertaining thereto from the Bank for $7 million. In connection with these transactions, the corporate guarantees of the Company and SPEN were released. During the period of default with the Bank, management of the Company made several attempts to resolve the SportPark's loan default by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. Effective January 2, 2001, the SportPark closed to the general public although it continued to operate on a limited basis for group parties and special events through May 31, 2001.

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

     As part of the transaction, the Company issued the Landlord a 35-percent ownership interest in AAGC. In connection with the issuance of the 35-percent interest in AAGC to the Landlord, the Company, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

     As a result of this Restructuring and Settlement Agreement, the Company is no longer funding cash shortfalls at the SportPark, the Company has been released from all significant continuing and contingent liability related to the Sportpark, and all back rent through April 30, 2001 for the CGC has been cancelled.

     AASP Management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next twelve months. As a result, management is in discussions with its primary lender on the CGC in an attempt to defer the payment of three scheduled debt payments to later in the term of the agreement. If management is not successful in attaining this deferral, management plans on seeking other sources of funding, which may include Company officers or directors or other related parties. In addition, management has analyzed all operational and administrative costs of the Company and has identified areas where costs may be reduced. Plans are already in effect to attain the identified cost reductions.

     The Company's current and expected sources of working capital are its cash balances that were $27,322 at December 31, 2001 and its operating cash flow of its CGC property. Working capital needs have been helped by deferring payments of interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store and landlord are expected to continue until the Company has sufficient cash flow to begin making payments. The Company does not currently have the financial resources available to make these payments.

     The Callaway Golf Center has generated positive cash flow since it was reacquired at the end of 1998. However, this positive cash flow is used to fund corporate overhead that is in place in support of the CGC. Management continues to seek out financing to help fund working capital needs of the Company. In this regard, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company.

     The Company has raised considerable capital in the past for development projects. Expansion programs in other locations are not expected to take place until the Company achieves an appropriate level of profitability and positive cash flow. If and when expansion does occur, such expansion is expected to be funded primarily by third parties.

     The Company is pursuing several opportunities. The Company is in various stages of attempting to add new revenue producing elements to its CGC property that do not require significant capital investment by the Company. Also, the Company is pursuing financing sources that would use the CGC as collateral to improve the CGC operations and infuse working capital into the Company. In early 2001, two financing sources were willing to provide financing to CGC, however the terms of such financing were not acceptable.

     Management of the Company has had and continues to have discussions with several established companies in its industry that have the necessary capital and human resources that could facilitate the Company's expansion plans; several possible business structures will be evaluated. An important element of the Company's plan will be to increase the Company's exposure in the financial community. There can be no assurance that the Company will be successful in its efforts to raise capital for the Company nor can there be any assurance that the Company will be successful in its efforts to structure a relationship with an established company in its industry to facilitate the Company's expansion plans.

     There are no planned material capital expenditures in 2002.

     The Company has issued unsecured notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,129,879 and $4,700,561, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $836,704 and $407,386, respectively.

     The Company has issued unsecured notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $353,289 and $326,793, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $88,322 and $61,826, respectively.

     The Chairman's Notes and the Paradise Notes (collectively, the "Notes") are all past due as of December 31, 2001. Although an agreement is not yet signed, the Company's Chairman ("Lender") has agreed to extend the maturity dates of each of the notes payable comprising the aforementioned balances to various dates through the year 2008. In addition, the Lender has required that the Notes be secured by the Callaway Golf Center.

     Interest payments of $455,814 and $26,508 have been deferred in 2001 and 2000. The Lender has agreed to continue deferring payment of the accrued interest until such time as the Company has adequate capital resources to service this obligation.

     The Company's accounts payable and accrued expenses decreased in 2001 to $811,464 from $893,689 in 2000 due to (a) a decrease of $350,000 related to past due land lease payments on the CGC that was exchanged by the Landlord for a 35% ownership interest in the CGC, and (b) offset by an increase of about $270,000 due to (i) an increase of $40,000 in deferred salary, (ii) an increase of $140,000 in SportPark payables that require resolution from continuing operations cash flow, and (iii) increases in trade payables due to cash flow constraints or unresolved disputes with vendors.

     OPERATING ACTIVITIES. During 2001, net cash provided by operating activities was $298,401 compared to $714,623 in 2000. The primary reasons for the difference relate to (1) an approximate $450,000 larger net loss from continuing operations in 2001 compared to 2000 due mainly to higher interest expense and SG&A expenses in 2001, (2) non cash expense in 2000 of $175,095, and (3) a smaller increase in accounts payable and accrued expense balances in 2001 by approximately $100,000.

     INVESTING ACTIVITIES. During 2001, net cash used in investing activities totaled $26,844 compared to $62 in 2000. The primary difference is proceeds from sales of equipment of $32,500 realized in 2000 that did not occur in 2001.

     FINANCING ACTIVITIES. During 2001, net cash used in financing activities was $373,355 compared to $559,010 in 2000. The main reason for the difference is a change in due to affiliated stores and related entities of about $185,000.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-20 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -------------------------------------------------
Vaso Boreta           67     Chairman of the Board and Director

Ronald S. Boreta      39     President, Chief Executive Officer, Treasurer,
                             Secretary and Director

Robert R. Rosburg     74     Director

William Kilmer        61     Director

Kirk Hartle           36     Chief Financial Officer


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

     RONALD S. BORETA has served as President of the Company since 1992, Chief Executive Officer since August 1994, and a Director since its inception in 1984. He also served as an officer and director of the Company's Parent, SPEN, from 1988 until July 1994, and he continues to serve as a director. The Company has employed him since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of the Company located in San Francisco, California. Prior to his employment by the Company, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California. Mr. Boreta devotes 100% of his time to the business of the Company.

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

     KIRK HARTLE has served as Chief Financial Officer of the Company since June 1, 1999, and serves in the same capacity for the Company's Parent, SPEN. Prior to his employment with the Company that began April 5, 1999, Mr. Hartle was a Senior Manager with KPMG LLP. His experience spans over 11 years in public accounting with both KPMG LLP and Deloitte & Touche LLP, 6 of which were in a management capacity. Mr. Hartle is a Nevada CPA and received a Bachelor's Degree in Business Administration-Accounting from the University of Nevada, Las Vegas. He devotes approximately 80% of his time to the business of the Company with the remainder devoted to the Company's Parent, SPEN.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 2001, 2000 and 1999 from the Company:


                           SUMMARY COMPENSATION TABLE

                                                     LONG-TERM COMPENSATION
                          ANNUAL COMPENSATION                AWARDS
                         ------------------------   -----------------------
                                                               SECURITIES
                                            OTHER    RE-       UNDERLYING      ALL
                                            ANNUAL   STRICTED  OPTIONS/        OTHER
NAME AND PRINCIPAL                          COMPEN-  STOCK     SARs            COMPEN-
POSITION           YEAR  SALARY   BONUS     SATION   AWARD(S) (NUMBER)         SATION
                         <FN1>              <FN2>
------------------ ---- -------- --------  -------  --------- -----------      ------
Ronald S. Boreta,  2001 $120,000    --     $25,648     --      325,000           --
 President and CEO 2000 $120,000    --     $31,845     --        --              --
                   1999 $121,939    --     $29,301     --      125,000           --

__________
<FN1>
Includes $27,877, $60,000 and $21,074 for 2001, 2000 and 1999, respectively, deferred by
Ron Boreta.  Ron Boreta made this election in September 1999 and the deferral ended in
June 2001.
<FN2>
Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf.  For 2001, 2000, and 1999, respectively, these amounts were $7,992, $16,738, and
$13,446 for club memberships; $14,656, $10,607, and $7,188 for an automobile; and $3,000,
$3,000, $8,667 to the Company's supplemental retirement plan.


COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

EMPLOYMENT AGREEMENTS

     Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 for the year ended December 31, 1996. The employment agreement is automatically extended for additional one-year periods unless 60 days' notice of the intention not to extend is given by either party. Ronald
S. Boreta also receives the use of an automobile, for which the Company pays all expenses, and full medical and dental coverage. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

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

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. The Board determines vesting provisions at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

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

     In 1996 and 1997, the Company's Board of Directors and shareholders approved increases in the number of shares of Common Stock that may be issued under the Plan from 500,000 to 700,000. Also in April 1996, the Company's Board of Directors granted stock options as indicated below that expired at various dates in April 2001.

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


     In April 2001, 325,000 new options were granted to Ronald S. Boreta at the price of $0.055 per share that is equivalent to the closing market price on the date of grant. These options vested upon grant and expire April 30, 2006.

     In October 1999, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $0.65625 per share that is equivalent to the closing market price on the date of grant. The options are fully vested and expire October 28, 2004.

     In April 2000, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $0.8125 per share that is equivalent to the closing market price on the date of grant. The options are fully vested and expire April 24, 2005.

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

     For 2001 and 2000, Ronald S. Boreta (the President of the Company) was designated as a Category I employee. The Company made or accrued contributions to the Supplemental Retirement Plan on behalf of Ronald S. Boreta in the amount of $3,000 for both years.

     The Company's Board of Directors will likely contribute approximately the same amount it did in 2001 to the Supplemental Retirement Plan for 2002.

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

     STOCK APPRECIATION RIGHTS (SARs). Stock appreciation rights ("SARs") may be granted either alone or in tandem with stock option grants. Each SAR entitles the holder on exercise to receive an amount in cash or Stock or a combination thereof (such form to be determined by the Board) determined in whole or in part by reference to appreciation in the fair market value of a share of Stock. SARs may be based solely on appreciation in the fair market value of Stock or on a comparison of such appreciation with some other measure of market growth. The data at which such appreciation or other measure is determined shall be the exercise date unless the Board specifies another date. If an SAR is granted in tandem with an option, the SAR will be exercisable only to the extent the option is exercisable. To the extent the option is exercised, the accompanying SAR will cease to be exercisable, and vice versa. An SAR not granted in tandem with an option will become exercisable at such time or times, and on such conditions, as the Board may specify.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 11, 2002, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------         ----------------          --------
Sports Entertainment
  Enterprises, Inc.                  2,250,000<FN1>           58.8%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Ronald S. Boreta                       325,000<FN2>            8.5%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Vaso Boreta                                  0<FN3>             --
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Kirk Hartle                            100,000<FN2>             2.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                            0<FN3>             --
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                               0<FN3>             --
1500 Sea Breeze Boulevard
Ft. Lauderdale, FL  33316

All Directors and Officers             425,000<FN4>           11.1%
as a Group (5 persons)
___________________

<FN1>
Includes 2,000,000 shares of Common Stock and 250,000 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Stock held by Sports Entertainment Enterprises, Inc.

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

                    Vaso Boreta                  0.0%
                    Ronald S. Boreta            17.9%
                    Robert Rosburg               0.1%
                    William Kilmer               0.1%
                    John Boreta                 17.4%
                    Boreta Enterprises, Ltd.    16.0%

In February 2002, Vaso Boreta gifted his stock holdings in SPEN to Ronald S. Boreta and John Boreta on an equal basis.

Boreta Enterprises Ltd percentage ownership is as follows:

          Ronald S. Boreta       68.81%
          John Boreta            30.13%
          Vaso Boreta             1.06%

<FN2>
Represents shares underlying options exercisable within 60 days held by the named person. Does not include shares held by Sports Entertainment Enterprises, Inc. of which such person is an Officer, Director and/or principal shareholder.
<FN3>
Does not include shares held by Sports Entertainment Enterprises, Inc. of which such person is an Officer, Director and/or principal shareholder.
<FN4>
Includes shares beneficially held by the five named Directors and executive officers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Sports Entertainment Enterprises, Inc. ("SPEN"), a publicly-held corporation, owns approximately 63% of the Company's outstanding Common Stock and 250,000 shares of Series B Convertible Preferred Stock; combined, this represents approximately 67% ownership in the Company. Vaso Boreta, the Company's Chairman of the Board, is an Officer, Director and principal shareholder of SPEN. Ronald S. Boreta, President and a Director of the Company, is a Director and principal shareholder of SPEN. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of SPEN. In addition, John Boreta, the son of Vaso Boreta and the brother of Ronald S. Boreta, is a principal shareholder of SPEN.

     The Company has transactions and relationships with (a) SPEN and subsidiaries ("Related Entities"), (b) Vaso Boreta and his wholly owned golf retail store in Las Vegas, Nevada (the "Paradise Store") and, (c) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President, Ron Boreta, and his brother, John Boreta. The Paradise store and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

     The Company subleases approximately 4,000 square feet of the Callaway Golf Center space to St. Andrews Golf Shop which is owned by Ronald S. Boreta, President of the Company, and his brother, John Boreta, a principal shareholder of SPEN. The sublease is for a period of 15 years ending in 2012. AASP receives 6% to 7% of sales of the golf shop, depending on the level of sales in a calendar year. During the years ended December 31, 2001 and 2000, the Company received $229,923 and $220,468, respectively, under this sublease.

     The Company has issued unsecured notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,129,879 and $4,700,561, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $836,704 and $407,386, respectively.

     The Company has issued unsecured notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $353,289 and $326,793, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $88,322 and $61,826, respectively.

     The Chairman's Notes and the Paradise Notes (collectively, the "Notes") are all past due as of December 31, 2001. Although an agreement is not yet signed, the Company's Chairman ("Lender") has agreed to extend the maturity dates of each of the notes payable comprising the aforementioned balances to various dates through the year 2008. In addition, the Lender has required that the Notes be secured by the Callaway Golf Center.

     Interest payments of $455,814 and $26,508 have been deferred in 2001 and 2000. The Lender has agreed to continue deferring payment of the accrued interest until such time as the Company has adequate capital resources to service this obligation.

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

10.28       Restructuring and Settlement   Incorporated by reference to
            Agreement with Urban Land      Exhibit 10.1 to the Registrant's
            of Nevada, Inc., et al.        Current Report on Form 8-K
                                           dated June 1, 2001

10.29       Stockholders' Agreement with   Incorporated by reference to
            All-American Golf Center,      Exhibit 10.2 to the Registrant's
            and Urban Land of Nevada,      Current Report on Form 8-K
            Inc.                           dated June 1, 2001

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

23          Consent of Piercy, Bowler,     Filed herewith electronically
            Taylor & Kern

     (b)   REPORTS ON FORM 8-K.  None.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of All-American SportPark, Inc.:

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc., a Nevada Corporation, and subsidiaries (the " Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1e to the consolidated financial statements, the Company has had recurring losses from continuing operations, has generated negative cash flows from continuing operations during the two-year period ended December 31, 2001, and has a working capital deficit and substantial shareholders' equity deficiency at December 31, 2001; these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1e. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Piercy Bowler Taylor & Kern
                                    PIERCY BOWLER TAYLOR & KERN


Las Vegas, Nevada
March 15, 2002

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                      DECEMBER 31,
                                                 2001             2000
                                              -----------     -----------
ASSETS

Current assets:
  Cash and cash equivalents                   $    27,322     $   150,556
  Accounts receivable                              90,267          28,150
  Inventory                                         3,907               -
  Prepaid expenses and other                       79,756          65,189
                                              -----------     -----------
     Total current assets                         201,252         243,895

Leasehold improvements and equipment, net         881,785         945,002
Due from related entities                          30,026          48,500
Due from affiliated stores                        170,574         138,661
Note receivable - related party                    20,000          20,000
Other assets                                       12,661          24,714
Net assets of discontinued operations                   -         412,104
                                              -----------     -----------
     Total assets                             $ 1,316,298     $ 1,832,876
                                              ===========     ===========






























The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                      DECEMBER 31,
                                                 2001             2000
                                              -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY)

Current liabilities:
  Current portion of long-term debt           $    54,827     $    49,891
  Current portion of obligations under
    capital leases                                 16,358          15,931
  Accounts payable and accrued expenses           811,464         893,689
                                              -----------     -----------
     Total current liabilities                    882,649         959,511

Note payable to shareholder                     5,129,879       4,700,561
Due to affiliated stores                          425,699         392,511
Due to related entities                           463,890         778,461
Long-term debt, net of current portion            438,600         493,428
Obligation under capital leases, net
  of current portion                                    -          23,153
Deferred income                                   178,929         178,919
                                              -----------     -----------
     Total liabilities                          7,519,646       7,526,544
                                              -----------     -----------
Minority interest                                 373,724               -

Shareholders' equity (deficiency):
  Series A Convertible Preferred stock,
   $.001 par value, 500,000 shares
   authorized and outstanding at
   December 31, 2000                                    -      4,740,000
  Series B Convertible Preferred Stock,
   $.001 par value, 250,000 shares
   authorized and outstanding                   2,500,000      2,500,000
  Options issued in connection with Series
   A Convertible Preferred Stock to purchase
   250,000 shares of Common stock                       -        260,000
  Options issued in connection with financing     174,000        174,000
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,150,000 shares
   issued and outstanding                           3,150          3,150
  Additional paid-in-capital                    8,789,132      3,695,745
  Accumulated deficit                         (18,043,354)   (17,066,563)
                                              -----------     -----------
     Total shareholders' equity deficiency     (6,577,072)    (5,693,668)
                                              -----------     -----------
Total liabilities and shareholders'
 equity deficiency                            $ 1,316,298     $ 1,832,876
                                              ===========     ===========




The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                 2001             2000
                                              -----------     -----------
Revenues:
  Callaway Golf Center[TM]                    $ 2,421,840     $ 2,378,312
  Other                                             3,941          23,947
                                              -----------     -----------
     Total revenues                             2,425,781       2,402,259
                                              -----------     -----------
Cost of Revenues:
  Callaway Golf Center[TM]                        328,353         381,039
                                              -----------     -----------
     Gross profit                               2,097,428       2,021,220
                                              -----------     -----------
Operating expenses:
  Selling, general and administrative           2,076,322       1,863,366
  Depreciation and amortization                    90,061          98,880
                                              -----------     -----------
     Total operating expenses                   2,166,383       1,962,246
                                              -----------     -----------
Operating income (loss)                           (68,955)         58,974

Interest expense, net                            (514,449)       (211,642)
                                              -----------     -----------
Loss from continuing operations before
 minority interest                               (583,404)       (152,668)
Minority interest in income of subsidiary         (20,371)              -
                                              -----------     -----------
Loss from continuing operations                  (603,775)       (152,668)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations of
   SportPark business before writedown
   of assets                                     (373,016)     (4,521,227)
  Writedown of SportPark assets to net
   realizable value                                     -      (6,510,181)
                                              -----------    ------------
Loss from discontinued operations                (373,016)    (11,031,408)
                                              -----------    ------------
     Net Loss                                 $  (976,791)   $(11,184,076)
                                              ===========    ============
NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations           $     (0.19)   $      (0.05)
    Loss from discontinued operations               (0.12)          (3.51)
                                              -----------    ------------
     Net loss per share                       $     (0.31)   $      (3.56)
                                              ===========    ============






The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                        Common
                                         Stock              Additional
                            Preferred   Purchase   Common    Paid-In     Accumulated
                              Stock     Options    Stock     Capital       Deficit        Total
                            ----------  --------   ------   ----------   ------------   -----------

Balances, January 1,
2000                         7,240,000   434,000    3,000    3,520,800     (5,882,487)    5,315,313

Issuance of stock for
services charged to
operations                                            150      174,945                      175,095

Net loss                                                                  (11,184,076)  (11,184,076)
                            ----------  --------   ------   ----------   ------------   -----------

Balances, December 31,
2000                        $7,240,000  $434,000   $3,150   $3,695,745   $(17,066,563)  $(5,693,668)

Purchase and retirement
of Series A Convertible
Preferred stock             (4,740,000) (260,000)            4,995,000                       (5,000)

Exchange of minority
interest in subsidiary for
land lease obligation                                           98,387                       98,387

Net loss                                                                     (976,791)     (976,791)
                            ----------  --------   ------   ----------   ------------   -----------
Balances, December 31,
2001                        $2,500,000  $174,000   $3,150   $8,789,132   $(18,043,354)  $(6,577,072)
                            ==========  ========   ======   ==========   ============   ===========





















The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                     2001             2000
                                                                 -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (976,791)    $(11,184,076)
   Adjustments to reconcile net loss to net cash provided
   by operating activities of continuing operations:
    Loss from discontinued operations                                373,016       11,031,408
    Common stock issued for services                                       -          175,095
    Depreciation and amortization                                     90,061           98,880
    Minority interest                                                 20,371                -
    Gain on sale of equipment                                              -           (1,741)
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                     (678)          (7,290)
    Increase in inventories                                           (3,907)               -
    Increase in prepaid expenses and other                            (2,514)         (24,314)
    Increase in accounts payable and accrued expenses                369,515          461,131
    Increase in interest payable to shareholder and affiliated
     store                                                           429,318          182,472
    Increase (decrease) in deferred income                                10          (16,942)
                                                                 -----------     ------------
  Net cash provided by operating activities
    of continuing operations                                         298,401          714,623
                                                                 -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leasehold improvements expenditures                                (26,844)         (32,562)
  Proceeds from sale of equipment                                          -           32,500
                                                                 -----------     ------------
  Net cash used in investing activities of continuing
   operations                                                        (26,844)             (62)
                                                                 -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated stores and related entities         (295,737)        (481,708)
  Cash paid to redeem preferred stock                                 (5,000)               -
  Principal payments on notes payable and capital leases             (72,618)         (77,302)
                                                                 -----------     ------------
  Net cash used in financing activities of continuing
   operations                                                       (373,355)        (559,010)
                                                                 -----------     ------------
NET CASH USED IN DISCONTINUED OPERATIONS                             (21,436)        (123,791)
                                                                 -----------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (123,234)          31,760

CASH AND CASH EQUIVALENTS, beginning of period                       150,556          118,796
                                                                 -----------     ------------
CASH AND CASH EQUIVALENTS, end of period                         $    27,322     $    150,556
                                                                 ===========     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                          $    59,809     $     58,361
                                                                 ===========     ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for consulting services        $         -     $    175,095
  Capital lease obligations transferred in connection with       ===========     ============
    sale of equipment                                            $         -     $     72,081
  Costs incurred by the Company's chairman to reduce             ===========     ============
    the Company's long term debt                                 $         -     $  3,033,473
  Land lease obligation exchanged for common stock of            ===========     ============
    subsidiary                                                   $   451,740     $          -
                                                                 ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.
                                     F-6


                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. ("AASP"), a Nevada corporation, include the accounts of AASP and its subsidiary, All-American Golf Center, Inc. ("AAGC"), a Nevada corporation, collectively the "Company". The consolidated financial statements also include the accounts of the discontinued operations of another AASP subsidiary, SportPark Las Vegas, Inc. ("SPLV"), which has been dissolved as a Nevada corporation as of February 2002. All significant intercompany accounts and transactions have been eliminated. The continuing operations of the Callaway Golf Center ("CGC") are included in AAGC.

     b.  COMPANY BACKGROUND AND CONTINUING BUSINESS ACTIVITIES

Until December 13, 1994, AASP was a wholly owned subsidiary of Las Vegas Discount Golf & Tennis, Inc. ("LVDG") that is now known as Sports Entertainment Enterprises, Inc. ("SPEN"), a public company. On December 13, 1994, the Company completed an initial public offering of 1,000,000 Units (representing one-third of the post offering shares outstanding) at a price of $4.50 per Unit, each Unit consisting of one share of common stock and one Class A Warrant. As of December 31, 2001, SPEN owns approximately 63% of the Company's outstanding common stock and 100% of the Company's Convertible Preferred Stock; collectively, SPEN owns approximately 67% of the Company.

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

The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and three tenants: the St. Andrews Golf Shop retail store, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

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

As of December 31, 2000, management of the Company formalized a plan to dispose of the SportPark facility because (1) historically, the property had sustained substantial losses, and (2) it was not expected that future results would improve without substantial capital investment; the Company did not have the resources to make such an investment. As part of this plan, effective January 2, 2001, the SportPark closed to the general public, although it continued to operate on a limited basis through May 31, 2001.

As a result of the formal plan of disposal of the SportPark described above, since December 31, 2000, the Company has accounted for its SportPark business segment as "Discontinued Operations" in the accompanying consolidated financial statements.

In connection with the foregoing plan of disposal, at December 31, 2000, the Company evaluated the net realizable value of the SportPark assets. In that regard, in the fourth quarter of 2000, management of the Company determined that a write down of $6,510,181 was necessary to reflect the estimated net realizable value of the SportPark upon disposition. This writedown was determined by taking the carrying value of the SportPark's net fixed assets prior to the writedown of approximately $21.4 million and reducing it by the Company's best estimate of net proceeds from disposition. Estimated net proceeds from disposition included certain liabilities of the SportPark that were expected to be extinguished or assumed by an ultimate buyer as part of a disposition transaction. Also, see Note 6.

On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the land lease for the SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

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

In addition, all common stock of SPEN owned by the Company's Chairman, its President and a related entity that had been pledged to and held by the Landlord pursuant to the original SportPark financing has been returned unencumbered.

As part of the transaction, the Company issued the Landlord a 35-percent ownership interest in AAGC. In connection with the issuance of the 35-percent interest in AAGC to the Landlord, the Company, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

In regard to the Restructuring and Settlement Agreement, the Company recorded $353,353 as Minority Interest in the accompanying consolidated balance sheet for 2001 representing the Landlord's 35% interest in AAGC as of June 1, 2001. The difference between the amount recorded as Minority Interest and the amount of back rent cancelled by the Landlord of $451,740, has been recorded in the accompanying consolidated balance sheet as Additional Paid-in Capital, inclusive of deferred taxes of $87,209. Also, because of this transaction, the AAGC no longer qualifies to be included as part of the Company's consolidated reporting entity for income tax purposes. As a result, beginning June 1, 2001, the AAGC will be subject to income taxes on a stand-alone basis.

The Company recorded a loss from disposal of the SportPark of $373,016 in 2001. As of December 31, 2000, the Company had estimated there would be no gain or loss on the disposition of the SportPark property. The difference has arisen mainly because net income of the SportPark business since December 31, 2000 was less than what was estimated as of December 31, 2000.

Net assets of the Company's discontinued Sportpark business included in the accompanying consolidated balance sheet at December 31, 2000, consisted of the following:

                                                      2000
                                                   -----------
      Current assets                               $   171,182
      Property and equipment, net                   14,879,510
      Other assets                                     495,396
                                                   -----------
                                                    15,546,088
                                                   -----------
      Notes payable (See Note 6)                    13,080,776
      Capital lease obligations                        290,773
      Accounts payable and accrued liabilities       1,455,283
      Deferred income                                  307,152
                                                   -----------
                                                    15,133,984
                                                   -----------
          Net assets to be disposed of             $   412,104
                                                   ===========

Revenues related to discontinued operations totaled $346,033 and $3,447,949 for 2001 and 2000, respectively.

     d.   CONCENTRATIONS OF RISK

The Company operates one Callaway Golf Center in Las Vegas, Nevada. The level of sustained customer demand for this type of recreational facility is undetermined. The Company has implemented various strategies to market the Callaway Golf Center to both tourists and local residents. Should attendance levels at the Golf Center not meet expectations in the short-term, management believes existing cash balances would not be sufficient to fund operating expenses and debt service requirements for at least the next twelve months. The inability to build attendance to profitable levels beyond a twelve-month period may require the Company to seek additional debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

     e.   GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the years ended December 31, 2001 and 2000, the Company had a net loss of $976,791 and $11,184,076, respectively, and has experienced cash flow constraints since September 1999 when payment ceased being made on the Sportpark loan (see Notes 1.c. and 6). As of December 31, 2001, the Company had a working capital deficit of $681,397 and a shareholders' equity deficiency of $6,664,281.

As a result of the Restructuring and Settlement Agreement discussed in Note 1.c. above, the Company is no longer funding cash shortfalls at the SportPark, the Company has been released from all significant continuing and contingent liabilities related to the SportPark, and all back rent through April 30, 2001 for the CGC has been cancelled. The Company recommenced paying its monthly rent for the CGC beginning May 2001.

AASP management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As a result, management is in discussions with its primary lender on the CGC in an attempt to defer the payment of three scheduled debt payments to later in the term of the agreement. If management is not successful in attaining this deferral, management plans on seeking other sources of funding, which may include Company officers or directors or other related parties. In addition, management has analyzed all operational and administrative costs of the Company and has identified areas where costs may be reduced. Plans are already in effect to attain the identified cost reductions.

The Callaway Golf Center has generated positive cash flow since it was reacquired at the end of 1998. However, this positive cash flow is used to fund corporate overhead that is in place in support of the CGC. Management continues to seek out financing to help fund working capital needs of the Company. In this regard, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company.

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

     b.   INVENTORIES

Inventories, which consist primarily of logo golf balls, are stated at the lower of cost or market. Cost is determined using the average cost method.

     c.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment (Note 5) are stated at cost.
Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or the following estimated useful lives of the assets:

       Furniture and equipment              3-10 years
       Leasehold improvements                 15 years

     d.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $77,021 and $77,390 in 2001 and 2000, respectively.

     e.  RECLASSIFICATIONS

In addition to accounts of the discontinued segment, certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation.

     f.  RECOVERABILITY OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. The Company generally measures fair value by discounting estimated cash flows. Considerable management judgment is necessary to estimate discounted cash flows. Accordingly, actual results could vary significantly from such estimates.

3.   LOSS PER SHARE

Basic and diluted loss per share is computed by dividing reported net loss from continuing operations and discontinued operations by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share was 3,150,000 for both 2001 and 2000.

4.     RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) SPEN and subsidiaries ("Related Entities"), (b) SPEN's Chairman and his wholly owned golf retail store in Las Vegas, Nevada (the "Paradise Store") and, (c) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

The Company has issued unsecured notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,129,879 and $4,700,561, respectively, at December 31, 2001 and 2000.
Included in the foregoing balances is accrued interest payable of $836,704 and $407,386, respectively.

The Company has issued unsecured notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $353,289 and $326,793, respectively, at December 31, 2001 and 2000. Included in the foregoing balances is accrued interest payable of $88,322 and $61,826, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

The Chairman's Notes and the Paradise Notes (collectively, the "Notes") are all past due as of December 31, 2001. Although an agreement is not yet signed, the Company's Chairman ("Lender") has agreed to extend the maturity dates of each of the notes payable comprising the aforementioned balances to various dates through the year 2008. In addition, the Lender has required that the Notes be secured by the Callaway Golf Center.

Interest payments of $455,814 and $26,508 have been deferred in 2001 and 2000. The Lender has agreed to continue deferring payment of the accrued interest until such time as the Company has adequate capital resources to service this obligation.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                               2001             2000
                                            ------------     -----------

Building                                    $    252,866     $   252,866
Land Improvements                                338,637         313,637
Furniture and equipment                          193,267         191,423
Signs                                              7,691           7,691
Leasehold improvements                           321,414         321,414

Equipment under Capital leases                    62,648          62,648
Other                                             13,789          13,789
                                            ------------     -----------
                                               1,190,312       1,163,468
Less accumulated depreciation
 and amortization                               (308,527)       (218,466)
                                            ------------     -----------
                                            $    881,785     $   945,002
                                            ============     ===========
6.  LONG-TERM DEBT

On September 15, 1998, the Company consummated a $13,500,000 secured loan with Nevada State Bank ("Lender"). The original term of the loan was 15 years with the interest measured at a fixed rate of 4% above the Bank's five-year LIBOR rate. The initial interest rate through 2003 was 9.38%. The loan was secured by substantially all the assets of the Company that existed at the time the financing was completed and was also secured by corporate guarantees of AASP and SPEN. The Company did not own the Callaway Golf Center at the time this financing was completed and therefore was not security for this loan. To facilitate this financing transaction, the Landlord of the SportPark executed a trust deed granting a security interest in the leased property to the Lender to secure repayment of the loan. As consideration for the Landlord's willingness to provide collateral for the loan, the Company's President and CEO, its Chairman, and a related entity pledged their stock in SPEN to the Landlord. Additionally, the landlord was issued 75,000 stock options exercisable at $4.00 per share through the year 2008.

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

On November 13, 2000, the Company reached an agreement with the Lender whereby the Lender agreed to release AASP and SPEN from their guarantees on the SportPark Note Payable, a note payable on certain SportPark equipment ("Equipment Note"), and an operating lease agreement for certain SportPark equipment ("Equipment Lease"). In exchange, AASP, SPEN, and certain other related parties agreed to fully release the Lender and its affiliates from any claims related to the SportPark Note Payable, Equipment Note, and Equipment Lease. Concurrent with the foregoing, the Landlord bought these three obligations from the Lender for $7 million. As a result, the Landlord became the first lien holder on the SportPark property, and also became the lender on the Equipment Note and Equipment Lease, with exactly the same rights that the previous Lender had except that the guarantees of AASP and SPEN no longer existed on any of these three obligations. These three obligations were cancelled in connection with the Restructuring and Settlement Agreement described in Note 1.c. above.

On December 31, 1998, the Company acquired substantially all the assets of the Callaway Golf Center subject to certain liabilities for $1 million in the form of a promissory note payable due in quarterly installments of $25,000 over 10 years without interest. This note has been discounted to reflect the notes' present value. As of December 31, 2001 and 2000, the note is recorded at $493,427 and $543,319, respectively, in the accompanying consolidated balance sheets.

Aggregate maturities of long-term debt of continuing operations for the five years subsequent to December 31, 2001, are as follows:

                  Year ending:
                     2002         $    54,827
                     2003              60,250
                     2004              66,210
                     2005              72,760
                     2006              79,957
                  Thereafter          159,423
                                  -----------
                                  $   493,427
                                  ===========

7.  LEASES

The land underlying the Callaway Golf Center is leased to AAGC at a base minimum rent of $33,173 per month. The lease commenced October 1, 1997 with a term of 15 years with two five-year renewal options. The lease provides for a ten percent increase in the minimum rent at the end of the fifth year of the term and every five years thereafter. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee of AASP.

The Company is obligated under various other capital and non-cancelable operating leases for equipment that expire at various dates over the next five years. Total rent expense for operating leases was $439,830 and $503,732 for 2001 and 2000, respectively.

At December 31, 2001, minimum future lease payments of continuing operations are as follows:
                                     Capital    Operating
                   Year              Leases      Leases         Total

                   2002             $ 21,267   $   449,353  $   470,620
                   2003                    -       472,752      472,752
                   2004                    -       466,396      466,396
                   2005                    -       463,803      463,803
                   2006                    -       444,361      444,361
                 Thereafter                -     2,736,750    2,736,750
                                    --------    ----------- -----------
           Total                    $ 21,267    $ 5,033,415 $ 5,054,682
                                                =========== ===========
Less amount representing interest     (4,909)
                                    --------
Present value of net minimum
capital leases payments               16,358
Current portion                      (16,358)
                                    --------
Obligations under capital leases
net of current portion              $      -
                                    ========

8.  INCOME TAXES

The components of the deferred tax asset (liability) consisted of the following at December 31:

Deferred Tax Liabilities:                         2001           2000
                                              -----------    -----------
    Temporary differences related to:
     Property and Equipment                   $(  150,833)   $(3,071,567)
     Minority interest                         (   87,209)             -

Deferred Tax Assets:

     Net operating loss carryforward            5,812,039      6,358,696
     Related party interest                       318,804        139,980
     Deferred Income                               60,836        165,264
     Other                                         39,721         29,789
     Writedown of assets                                -      2,213,462
                                              -----------    -----------
Net Deferred Tax Asset Before
  Valuation Allowance                           5,993,358      5,835,624
Valuation allowance                            (5,993,358)    (5,835,624)
                                              -----------    -----------
Net Deferred Tax asset                        $         -    $         -
                                              ===========    ===========

As of December 31, 2001, the Company has available for income tax purposes approximately $17.1 million in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2018. A one hundred percent valuation allowance has been established to reserve the net deferred tax asset since management does not believe it is more likely than not that it will be realized.

9.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

    a.  STOCK OPTION PLANS

1994 Plan. The Company's Board of Directors adopted an incentive stock option plan (the "1994 Plan") on August 8, 1994; total shares of the Company's common stock eligible for grant are 700,000.

In April 1996, a total of 377,000 options were granted. All of these options issued in April 1996 were cancelled and replaced on June 9, 1997. These replacement options were exercisable at an exercise price of $3.06, the fair market value on the date of reissuance, through April 2001. In 1998, 21,000 options were forfeited due to employee terminations. The remaining 356,000 options expired unexercised in April 2001. Of this amount, 325,000 had been granted to the Company's President. Because of the expiration of these options, the Company granted 325,000 new options at an exercise price of $0.055, the market value on the date of grant; these options expire April 30, 2006.

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

Other options issued. Pursuant to the Preferred Stock agreement described in subpart c of this footnote 9, on July 29, 1996, Three Oceans, Inc. ("TOI") was granted an option to purchase up to 250,000 shares of the Company's common stock at $3.06 per share for a period of 5 years from the date of the agreement. These options were forfeited by TOI in connection with the Company's redemption of TOI's Preferred Stock described below in Note 9.c.

As described in footnote 6 above, in 1998 the landlord of the property underlying the SportPark was granted 75,000 stock options. These options are exercisable at $4.00 per share through the year 2008. These options vested as to 10,000 shares upon grant, and vest as to 10,000 shares per year until fully vested. These options granted were recorded as an asset named Loan Financing Costs which were amortized over the life of the SportPark loan, with an offsetting credit to "Options Issued in Connection with Financing" included in the Equity section of the accompanying consolidated balance sheets. The value ascribed to these options issued of $174,000 was determined using the Black Scholes Option Pricing Model with the following assumptions: Volatility
factor of the expected market price of the Company's common stock   1.20; Risk
free rate   5.15%; expected life of the options   7 years; dividend yield
0.0%; vesting   as described above.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001: risk-free interest rate of 4.20; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 2.55; and a weighted-average expected life of 4.43 years. The assumptions for 2000 were: risk-free interest rate of 4.20; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 1.66; and a weighted average expected life of 1.29 years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    YEARS ENDED DECEMBER 31,
                                      2001           2000
                                  ------------    ------------
Net loss
    As reported                  $(   876,791)    $(11,184,076)
    Pro forma                     (   876,791)     (11,184,076)
Basic and diluted net loss
  per share
    As reported                         (0.28)           (3.56)
    Pro forma                           (0.28)           (3.56)

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2001 and 2000 is presented below:

                                      2001                   2000
                             ----------------------  ----------------------
                                           Weighted                Weighted
                                           Average                 Average
                                           Exercise                Exercise
                              Shares       Price      Shares       Price
                             ----------------------  ----------------------
Outstanding at beginning
 of year                      781,000      $2.85      731,000      $2.99
  Granted                     325,000        .06       50,000        .81
  Exercised                      -           -           -           -
  Forfeited                  (250,000)      3.06         -           -
  Expired                    (356,000)      3.06         -           -
                             ----------------------  ----------------------
Outstanding at end of year    500,000      $0.78      781,000      $2.85
                             ======================  ======================
Exercisable at end of year    465,000      $0.54      686,000      $2.93
                             ======================  ======================
Weighted average fair value
 of options granted                   $0.06                  $0.45
                             ======================  ======================

The following table summarizes information about stock options outstanding at December 31, 2001:
                         Options Outstanding        Options Exercisable
                  ---------------------------------- ---------------------
                              Weighted
                              Average      Weighted               Weighted
                              Remaining    Average                Average
                  Number      Contractual  Exercise  Number       Exercise
                  Outstanding Life (Years) Price     Exercisable  Price
                  ------------------------ -------------------------------
Range of exercise
 prices $0.055-
 $4.00             500,000      4.43        $0.78     465,000      $0.54
                  ======================== ===============================

     b. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock. As of December 31, 2000, there were 500,000 Series A Convertible Preferred shares and 250,000 Series B Convertible Preferred Shares issued and outstanding. In March 2001, the Company acquired and then retired all of its Series A Convertible Preferred Stock from TOI for $5,000, leaving only the Series B Convertible Preferred Stock outstanding at December 31, 2001.

     c.   SERIES B CONVERTIBLE PREFERRED STOCK

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

     d.  COMMON STOCK

In January and February 2000, the Company issued an aggregate of 150,000 restricted shares of its common stock to a consultant and a person affiliated with the consultant in exchange for business consulting services. The issuance of these shares was valued at a ten percent discount from the closing market price of AASP's common stock on or about the date that the shares were issued. The discount was applied due to restrictions placed on the shares.

10. EMPLOYEES  401(k) PROFIT SHARING PLAN

Until December 6, 2000, the Company offered all its eligible employees participation in the Employees 401(k) LVDG Profit Sharing Plan ("Plan"). The Plan provided for purchases of certain investment vehicles by eligible employees through payroll deductions of up to 15% of base compensation. For 2000, the Company matched 50% of employee's contributions up to a maximum of 6% of an employee's base compensation. The Company had expenses related to the Plan charged to continuing operations of $2,114 for 2000. Effective December 6, 2000, the Company terminated this plan due to lack of employee participation.

11.  SUPPLEMENTAL NON-QUALIFIED RETIREMENT PLAN

The Company has a Supplemental Retirement Plan for certain key employees of which the President of AASP is included. The Company accrued contributions to the plan charged to continuing operations of $3,000 in both 2001 and 2000.

12.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees who require the payment of fixed and incentive based compensation.

AASP has an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement that encompassed both the SportPark and Callaway Golf Center. With the disposition of the SportPark in May 2001, the agreement remains applicable to the Callaway Golf Center. Under the agreement, Pepsi receives certain exclusive rights to product display and dispensing of only its products at the Callaway Golf Center in exchange for a series of payments. Pepsi provides the equipment needed to dispense its products. Also, the agreement provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising as well as Pepsi has the right to provide three marketing events per year. These events are used to promote the business of the Company and Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement.

The Company has a lease and concession agreement with Sportservice Corporation ("Sportservice") that provides SportService with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments, during the term of the agreement ending in 2006. With the disposition of the SportPark in May 2001, the Sportservice agreement remains applicable to the Callaway Golf Center. Sportservice pays rent based on a percentage of gross sales.

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

                                   ALL-AMERICAN SPORTPARK, INC.



Dated: March 30, 2002               By /s/ Ronald S. Boreta
                                       Ronald S. Boreta, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE


/s/ Vaso Boreta               Chairman of the Board         March 30, 2002
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief              March 30, 2002
Ronald S. Boreta              Executive Officer),
                              Treasurer and Director


/s/ Kirk Hartle               Chief Financial Officer       March 30, 2002
Kirk Hartle



/s/ Robert S. Rosburg         Director                      March 30, 2002
Robert S. Rosburg


/s/ William Kilmer            Director                      March 30, 2002
William Kilmer