Form 10QSB
period 2002-03-31
ALL AMERICAN SPORTPARK INC
filed 2002-05-15
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2002




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

                            Yes X             No___

As of May 10, 2002, 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X






                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                                Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2002 and December 31, 2001 ....................  3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2002 and 2001 ..............  5

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2002 and 2001 ..............  6

         Notes to Consolidated Financial Statements ..............  7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ....................................... 11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ....................................... 15

Item 2.  Changes in Securities ................................... 15

Item 3.  Defaults Upon Senior Securities ......................... 15

Item 4.  Submission of Matters to a Vote of Security
         Holders ................................................. 15

Item 5.  Other Information ....................................... 15

Item 6.  Exhibits and Reports on Form 8-K ........................ 15

SIGNATURES ....................................................... 16

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS
                                                  MARCH 31,     DECEMBER 31,
                                                    2002            2001
                                                -----------     -----------
                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                     $    63,758     $    27,322
  Accounts receivable                                94,493          90,267
  Inventory                                           3,907           3,907
  Prepaid expenses and other                         55,689          79,756
                                                -----------     -----------
     Total current assets                           217,847         201,252

Leasehold improvements and equipment, net           859,575         881,785
Due from related entities                              -             30,026
Due from affiliated stores                          164,362         170,574
Note receivable - related party                      20,000          20,000
Other assets                                         12,661          12,661
                                                -----------     -----------
     Total assets                               $ 1,274,445     $ 1,316,298
                                                ===========     ===========
































The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                  MARCH 31,     DECEMBER 31,
                                                   2002            2001
                                                -----------     -----------
                                                (UNAUDITED)

Current liabilities:
  Current portion of long-term debt             $    68,262     $    54,827
  Current portion of obligations under
    capital leases                                   10,678          16,358
  Accounts payable and accrued expenses             747,705         811,464
                                                -----------     -----------
     Total current liabilities                      826,645         882,649

Note payable to shareholder                       5,159,948       5,129,879
Due to affiliated stores                            436,511         425,699
Due to related entities                             555,871         463,890
Long-term debt, net of current portion              436,940         438,600
Deferred income                                     153,929         178,929
                                                -----------     -----------
     Total liabilities                            7,569,844       7,519,646
                                                -----------     -----------
Minority interest                                   368,781         373,724

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, 250,000 shares
   authorized and outstanding                     2,500,000       2,500,000
  Options issued in connection with
    financing                                       174,000         174,000
  Common stock, $.001 par value, 10,000,000
    shares authorized, 3,150,000 shares issued
    and outstanding                                   3,150           3,150
  Additional paid-in-capital                      8,789,132       8,789,132
  Accumulated deficit                           (18,130,462)    (18,043,354)
                                                -----------     -----------
     Total shareholders' equity deficiency       (6,664,180)     (6,577,072)
                                                -----------     -----------
Total liabilities and shareholders' equity
  deficiency                                    $ 1,274,445     $ 1,316,298
                                                ===========     ===========







The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                 (UNAUDITED)


                                                   2002            2001
                                                -----------     -----------
Revenues:
  Callaway Golf Center[TM]                      $   587,942     $   620,464
  Other                                                 880            -
                                                -----------     -----------
     Total revenues                                 588,822         620,464
                                                -----------     -----------
Cost of Revenues:
  Callaway Golf Center[TM]                           70,653          78,694
                                                -----------     -----------
     Gross profit                                   518,169         541,770
                                                -----------     -----------

Operating expenses:
  Selling, general and administrative               460,565         502,981
  Depreciation and amortization                      22,210          22,575
                                                -----------     -----------
     Total operating expenses                       482,775         525,556
                                                -----------     -----------
Operating income                                     35,394          16,214

Other income (expense):
  Gain on sale of securities                          1,061            -
  Interest expense, net                            (128,506)       (129,394)
                                                -----------     -----------
                                                   (127,445)       (129,394)
                                                -----------     -----------
Loss from continuing operations before
 minority interest                                  (92,051)       (113,180)

Minority interest in loss of subsidiary               4,943            -
                                                -----------     -----------
Loss from continuing operations                     (87,108)       (113,180)

DISCONTINUED OPERATIONS:
  Gain from disposal of discontinued segment           -             56,239
                                                -----------     -----------
     Net Loss                                   $   (87,108)    $   (56,941)
                                                ===========     ===========

NET LOSS PER SHARE:
  Basic and diluted:
   Loss from continuing operations              $     (0.03)    $     (0.04)
   Income from discontinued operations                 -               0.02
                                                -----------     -----------
                                                $     (0.03)    $     (0.02)
                                                ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                 (UNAUDITED)

                                                   2002            2001
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $   (87,108)    $   (56,941)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities of continuing operations:
     Income from discontinued operations               -            (56,239)
     Depreciation and amortization                   22,210          22,575
     Minority interest                               (4,943)           -
     Gain on sale of securities                      (1,061)           -
  Changes in operating assets and liabilities:
    Increase in accounts receivable                  (4,226)         (7,140)
    Decrease in prepaid expenses and other           24,067          19,622
    Increase (decrease) in accounts payable and
     accrued expenses                               (51,984)         98,631
    Increase in interest payable to shareholder
     and affiliated store                           106,375         113,954
    Increase (decrease) in deferred income          (25,000)         75,010
                                                -----------     -----------
Net cash provided by (used in) operating
 activities of continuing operations                (21,670)        209,472
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                   76,306            -
                                                -----------     -----------
  Net cash provided by investing activities
   of continuing operations                          76,306            -
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and other related entities                 63,786         (49,874)
  Principal payments on notes payable to
   shareholder                                      (76,306)           -
  Cash paid to redeem preferred stock                  -             (5,000)
  Principal payments on notes payable and
   capital leases                                    (5,680)         (5,682)
                                                -----------     -----------
  Net cash used in financing activities
   of continuing operations                         (18,200)        (60,556)
                                                -----------     -----------
NET CASH USED IN DISCONTINUED OPERATIONS               -            (91,997)
                                                -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS            36,436          56,919

CASH AND CASH EQUIVALENTS, beginning of period       27,322         150,556
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $    63,758     $   207,475
                                                ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        $    13,626     $    16,822
                                                ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Available for sale securities transferred
   from related entity                          $    75,245     $      -
                                                ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.
                                     6


                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of All-American Sportpark, Inc. ("AASP"), a Nevada corporation, and its subsidiary, All-American Golf Center, Inc. ("AAGC"). For year 2001 amounts, the financial statements also include the accounts of AASP's discontinued SportPark subsidiary, Sportpark Las Vegas, Inc. ("SPLV") that was dissolved as of February 14, 2002. AASP, AAGC, and SPLV are collectively referred to herein as the "Company". All significant inter-company accounts and transactions have been eliminated. The Company's continuing operations of the Callaway Golf Center ("CGC") are included in AAGC.

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2002 and for all periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

     Certain reclassifications have been made to amounts in the 2001 statements of operations and of cash flows to conform to the 2002 presentation.

     These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 from which the December 31, 2001 audited balance sheet was derived.

     The Company's continuing operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and three tenants: the Saint Andrews Golf Shop retail store, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

     As of March 31, 2002, Sports Entertainment Enterprise, Inc. ("SPEN"), a publicly traded company, owns approximately 63.5% of the Company's outstanding common stock and 100% of the Company's outstanding preferred stock which, combined, represents approximately 66% ownership of the Company. (See Note
7).

2.   RESTRUCTURING AND SETTLEMENT AGREEMENT

     In connection with the disposal of the SportPark, on June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the land lease for the SportPark, and to transfer all of the SportPark's leasehold improvements and personal property located on the premises to the Landlord.

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

3.   LOSS PER SHARE AND SHAREHOLDER'S EQUITY (DEFICIENCY)

     Basic and diluted loss per share is computed by dividing the reported net income or loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,150,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

4.   LEASES

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

5.   GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the three months ended March 31, 2002, the Company had a net loss of $87,108. For the year ended December 31, 2001, the Company had a net loss from continuing operations of $603,775. As of March 31, 2002, the Company had a working capital deficit of $608,798 and a shareholders' equity deficiency of $6,664,180.

     As a result of the Restructuring and Settlement Agreement discussed in
Note 2 above, the Company ceased funding cash shortfalls at the SportPark, the Company was released from all significant continuing and contingent liabilities related to the SportPark, and all back rent through April 30, 2001 for the CGC was cancelled. The Company recommenced paying its monthly rent for the CGC beginning May 2001.

     Management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As a result, management attempted to negotiate a deferral of three scheduled debt payments with its primary lender on the CGC; however, the lender was only willing to defer one $25,000 payment (the March 2002 payment). This payment is to be repaid in equal amounts in addition to the regularly scheduled $25,000 payments due June 30, September 30, and December 31, 2002. As a result, management plans on seeking other sources of funding as needed, which may include Company officers or directors or other related parties. In addition, management has analyzed all operational and administrative costs of the Company and has identified areas where costs may be reduced. Plans are already in effect to attain the identified cost reductions.

     Among its alternative courses of action, management of the Company may seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through a business combination. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it would generate revenues or profits, or that the market price of the Company's common stock would be increased thereby.

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

6.   RELATED PARTY TRANSACTIONS

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

     The Company has issued notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,159,948 and $5,129,879, respectively, at March 31, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $943,079 and $836,704, respectively.

     The Company has issued notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $359,914 and $353,289, respectively, at March 31, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $94,947 and $88,322, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

     The Chairman's Notes and the Paradise Notes (collectively, the "Notes") were all past due as of December 31, 2001. In April 2002, the Company and the Chairman signed an agreement that provides for the extension of the maturity dates of the Notes to various dates through the year 2008; the assets of the Company secure the Notes. In February 2002, the Company repaid $76,306 in principal on the Notes.

     Interest payments on the Notes have been deferred since inception. The Chairman has agreed to continue deferring payment of the accrued interest until such time as the Company has adequate capital resources to service this obligation.

7.   SUBSEQUENT EVENTS

     In April 2002, SPEN converted its 250,000 shares of Preferred Stock ownership in the Company to Common Stock. This was done to facilitate the spin-off of the Company from SPEN that was completed on May 8, 2002 after approval of SPEN's Board of Directors. As a result of the spin-off, the Company is no longer a majority-owned subsidiary of SPEN. Even though this results in a change in ownership of the Company, there has been no change in management of the Company.

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

RESULTS OF CONTINUING OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     REVENUES. Revenues of the Callaway Golf Center ("CGC") decreased 5.2% to $587,942 in 2002 compared to $620,464 in 2001. This decrease is due mainly to an approximate 4% decrease in golf course rounds played in 2002 compared to 2001. The decrease in rounds played is attributed to less favorable weather conditions in January and March 2002 compared to the same months in 2001.

     COST OF REVENUES. Cost of revenues decreased 10.2% to $70,653 in 2002 compared to $78,694 in 2001. Cost of revenues as a percentage of Revenues was
12.0 in 2002 compared to 12.7% in 2001. This decrease is due mainly to lower direct payroll costs in 2002 because of the revenue decrease described above.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 8.4% to $460,565 in 2002 compared to $502,981 in 2001 due to the following: (1) Corporate overhead decreased 14.1% or $11,241 due mainly to decreases in various office and administrative cost categories and, (2) SG&A for the Callaway Golf Center decreased 7.4% or $31,177 due to lower property taxes and utility costs.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $87,108 for 2002 compared to $113,180 in 2001. The lower net loss in 2002 is the result of lower SG&A and direct Costs of Revenue. The Company generated operating income in 2002 of $35,394, an increase of 118% over the 2001 amount of $16,214.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had a working capital deficit of $608,798. This deficit has decreased approximately $73,000 since December 31, 2001.
This deficit has been created primarily because of the historical financial problems of the discontinued SportPark business segment.

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

     As a result of this Restructuring and Settlement Agreement, the Company ceased funding cash shortfalls at the SportPark, the Company was released from all significant continuing and contingent liability related to the Sportpark, and all back rent through April 30, 2001 for the CGC was cancelled.

     Management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As a result, management attempted to negotiate a deferral of three scheduled debt payments with its primary lender on the CGC; however, the lender was only willing to defer one $25,000 payment (the March 2002 payment). This payment is to be repaid in equal amounts in addition to the regularly scheduled $25,000 payments due June 30, September 30, and December 31, 2002. As a result, management plans to seek other sources of funding as needed, which may include Company officers or directors or other related parties. In addition, management has analyzed all operational and administrative costs of the Company and has identified areas where costs may be reduced. Plans are already in effect to attain the identified cost reductions.

     The Company's current and expected sources of working capital are its cash balances that were $63,758 at March 31, 2002 and its operating cash flow of its CGC property. Working capital needs have been helped by deferring payments of interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store are expected to continue until the Company has sufficient cash flow to begin making payments. The Company does not currently have the financial resources available to make these payments.

     The Company has issued notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,159,948 and $5,129,879, respectively, at March 31, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $943,079 and $836,704, respectively. The Company repaid $76,306 in principal on these notes in February 2002.

     The Company has issued notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $359,914 and $353,289, respectively, at March 31, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $94,947 and $88,322, respectively.

     The Chairman's Notes and the Paradise Notes (collectively, the "Notes") were all past due as of December 31, 2001. In April 2002, the Company and the Chairman signed an agreement that provides for the extension of the maturity dates of the Notes to various dates through the year 2008; the assets of the Company secure the Notes.

     Interest payments on the Notes have been deferred since inception. The Chairman has agreed to continue deferring payment of the accrued interest until such time as the Company has adequate capital resources to service this obligation.

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

     There are no planned material capital expenditures in 2002.

     OPERATING ACTIVITIES. Net cash used in operating activities was $21,670 in 2002 compared to net cash provided by operating activities of $209,472 in 2001. The primary reasons for the change are (1) a larger net loss in 2001 of about $26,000 offset by (2) a decrease in accounts payable and accrued expenses of approximately $52,000 in 2002 compared to an increase in payables in 2001 of about $98,000 that accounts for $151,000 of the difference, and (3) an increase in deferred income in 2001 of $75,000 compared to a $25,000 decrease in 2002.

     INVESTING ACTIVITIES. Net cash provided by investing activities was $76,306 in 2002; there was no investing activity in 2001. The activity in 2002 results from the disposition of equity securities held by the Company that had been transferred from SPEN.

     FINANCING ACTIVITIES. Net cash used in financing activities was $18,200 in 2002 compared to $60,556 in 2001. The primary reasons for the difference are: (1) an increase in due to affiliated stores and other related entities in 2002 of $63,786 compared to a corresponding decrease in such accounts of $49,874 in 2001, and (2) payment of $76,306 in 2002 to reduce notes payable to shareholder.

     Among its alternative courses of action, management of the Company may seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company's status as a public corporation. At this time, management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. Any such transaction would likely have a dilutive effect on the interests of the Company's stockholders that would, in turn, reduce each shareholders proportionate ownership and voting power in the Company.

     There is no assurance that the Company will acquire a favorable business opportunity through a business combination. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

     The Company has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity could result in a total loss to the Company and its shareholders if the business or opportunity is unsuccessful. Any business opportunity acquired may be currently unprofitable or present other negative factors.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  May 10, 2002               By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer


Date:  May 10, 2002               By:/s/ Kirk Hartle
                                     Kirk Hartle, Chief Financial Officer