Form 10QSB
period 2002-06-30
ALL AMERICAN SPORTPARK INC
filed 2002-08-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2002




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

                            Yes X             No___

As of August 14, 2002, 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X





                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         June 30, 2002 and December 31, 2001                          3

         Consolidated Statements of Operations
         Three Months Ended June 30, 2002 and 2001                    5

         Consolidated Statements of Operations
         Six Months Ended June 30, 2002 and 2001                      6

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2002 and 2001                      7

         Notes to Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis
         Of Financial Condition and Results of Operations            11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                           15

Item 2.  Changes in Securities                                       15

Item 3.  Defaults Upon Senior Securities                             15

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                     15

Item 5.  Other Information                                           15

Item 6.  Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                           16

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

ASSETS
                                                  JUNE 30,     DECEMBER 31,
                                                    2002           2001
                                                -----------    -----------
                                                (UNAUDITED)

Current assets:
  Cash and cash equivalents                     $    22,692    $    27,322
  Accounts receivable                               100,674         90,267
  Prepaid expenses and other                         52,909         83,663
                                                -----------    -----------

     Total current assets                           176,275        201,252


Leasehold improvements and equipment, net           836,986        881,785
Due from affiliated stores                          175,918        170,574
Note receivable - related party                      20,000         20,000
Due from other related entities                        -            30,026
Other assets                                          7,661         12,661
                                                -----------    -----------
     Total assets                               $ 1,216,840    $ 1,316,298
                                                ===========    ===========





























The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
                                                  JUNE 30,     DECEMBER 31,
                                                    2002           2001
                                                -----------    -----------
                                                (UNAUDITED)

Current liabilities:
  Current portion of long-term debt             $    74,140    $    54,827
  Current portion of obligations under
    capital leases                                    4,997         16,358
  Accounts payable and accrued expenses             692,976        811,464
                                                -----------    -----------
     Total current liabilities                      772,113        882,649

Note payable to shareholder                       5,265,370      5,129,879
Due to affiliated stores                            446,531        425,699
Due to other related entities                       528,239        463,890
Long-term debt, net of current portion              409,188        438,600
Deferred income                                     128,928        178,929
                                                -----------    -----------
     Total liabilities                            7,550,369      7,519,646
                                                -----------    -----------

Minority interest                                   376,386        373,724

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock, $.001
   par value, 250,000 shares issued and
   outstanding at December 31, 2001                    -         2,500,000
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 and 3,150,000
   shares issued and outstanding at June 30,
   2002 and December 31, 2001, respectively           3,400          3,150
  Additional paid-in capital                     11,462,882      8,963,132
  Accumulated deficit                           (18,176,197)   (18,043,354)
                                                -----------    -----------
     Total shareholders' equity deficiency       (6,709,915)    (6,577,072)


Total liabilities and shareholders' equity
  deficiency                                    $ 1,216,840    $ 1,316,298
                                                ===========    ===========








The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

                                                   2002           2001
                                                -----------    -----------

Revenues                                        $   674,660    $   662,976
Cost of revenues                                     77,081         91,497
                                                -----------    -----------
     Gross profit                                   597,579        571,479

Operating expenses:
   Selling, general and administrative              485,688        523,889
   Depreciation and amortization                     23,167         22,595
                                                -----------    -----------
     Total operating expenses                       508,855        546,484
                                                -----------    -----------

Operating income                                     88,724         24,995

Interest expense, net                              (126,854)      (127,044)
                                                -----------    -----------
     Loss from continuing operations before
       minority interest                            (38,130)      (102,049)

Minority interest                                    (7,605)        (5,750)
                                                -----------    -----------
     Loss from continuing operations                (45,735)      (107,799)

DISCONTINUED OPERATIONS:

Loss from disposal of discontinued segment             -          (316,263)
                                                -----------    -----------
     Net loss                                   $   (45,735)   $  (424,062)
                                                ===========    ===========

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations             $     (0.01)   $     (0.03)
    Loss from discontinued operations                   -            (0.10)
                                                -----------    -----------
     Net loss per share                         $     (0.01)   $     (0.13)
                                                ===========    ===========










The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

                                                   2002           2001
                                                -----------    -----------

Revenues                                        $ 1,263,482    $ 1,283,440
Cost of revenues                                    147,734        170,191
                                                -----------    -----------
     Gross profit                                 1,115,748      1,113,249
                                                -----------    -----------

Operating expenses:
   Selling, general and administrative              946,253      1,026,870
   Depreciation and amortization                     45,377         45,170
                                                -----------    -----------
     Total operating expenses                       991,630      1,072,040
                                                -----------    -----------

Operating income                                    124,118         41,209

Interest expense, net                              (254,299)      (256,438)
                                                -----------    -----------
     Loss from continuing operations before
       minority interest                           (130,181)      (215,229)

Minority interest in income of subsidiary            (2,662)        (5,750)
                                                -----------    -----------
     Loss from continuing operations               (132,843)      (220,979)

DISCONTINUED OPERATIONS:

Loss from disposal of discontinued segment             -          (260,024)
                                                -----------    -----------
     Net loss                                   $  (132,843)   $  (481,003)
                                                ===========    ===========

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations             $     (0.04)   $     (0.07)
    Loss from discontinued operations                   -            (0.08)
                                                -----------    -----------
     Net loss per share                         $     (0.04)   $     (0.15)
                                                ===========    ===========









The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                    (UNAUDITED)

                                                   2002           2001
                                                -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $  (132,843)   $  (481,003)
    Adjustment to reconcile net loss to net
     cash provided by (used in) operating
     activities of continuing operations:
      Minority interest                               2,662          5,750
      Loss from discontinued operations                -           260,024
      Depreciation and amortization                  45,377         45,170
      Gain on sale of securities                     (1,061)          -
    Changes in operating assets and liabilities:
      Increase in accounts receivable               (10,407)       (13,552)
      (Increase) decrease in prepaid expenses
        and other                                    35,754        (23,208)
      Increase (decrease) in accounts payable
        and accrued expenses                       (118,488)       205,883
      Increase in interest payable to shareholder
        and affiliated store                        211,797        214,661
      Increase (decrease) in deferred income        (50,001)        50,010
                                                -----------    -----------
     Net cash provided by (used in) operating
      activities of continuing operations           (17,210)       263,735

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                   76,306           -
  Leasehold improvements expenditures                  (578)       (25,785)
                                                -----------    -----------
     Net cash provided by (used in) investing
      activities of continuing operations            75,728        (25,785)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and other related entities                 34,618        (60,042)
  Principal payments on notes payable to
   shareholder                                      (76,306)          -
  Cash paid to redeem preferred stock                  -            (5,000)
  Principal payments on notes payable               (10,099)       (24,358)
  Principal payments on capital leases              (11,361)       (11,362)
                                                -----------    -----------
     Net cash used in financing activities
      of continuing operations                      (63,148)      (100,762)
                                                -----------    -----------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS           -            11,151
                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   (4,630)       148,339
CASH AND CASH EQUIVALENTS, beginning of period       27,322        150,556
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $    22,692    $   298,895
                                                ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                     $    26,784    $    30,975
                                                ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Land lease obligation exchanged for common
   stock of subsidiary                          $      -       $   451,740
                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of All-American Sportpark, Inc. ("AASP"), a Nevada corporation, and its subsidiary, All-American Golf Center, Inc. ("AAGC"). For year 2001 amounts, the financial statements also include the accounts of AASP's discontinued SportPark subsidiary, SportPark Las Vegas, Inc. ("SPLV") that was dissolved as of February 14, 2002. AASP, AAGC, and SPLV are collectively referred to herein as the "Company." All significant inter-company accounts and transactions have been eliminated. The Company's continuing operations of the Callaway Golf Center ("CGC") are included in AAGC.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2002 and for all periods presented.

Certain reclassifications have been made to amounts in the 2001 statements of operations and of cash flows to conform to the 2002 presentation.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, from which the December 31, 2001 audited balance sheet was derived.

The Company's continuing operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes three tenants: the Saint Andrews Golf Shop retail store, the Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

2.     RESTRUCTURING AND SETTLEMENT AGREEMENT

In connection with the disposal of the SportPark, on June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord"), whereby the Company issued the Landlord a 35-percent ownership interest in AAGC. In connection therewith, the Company, AAGC and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

3.     LOSS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted loss per share is computed by dividing the reported net loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,270,166 and 3,150,000 for the six month periods ended June 30, 2002 and 2001, respectively, and 3,389,011 and 3,150,000 for the three-month periods ended June 30, 2002 and 2001.

Prior to April 5, 2002, the Company had issued and outstanding 3,150,000 shares of common stock and 250,000 shares of Series B convertible preferred stock. Sports Entertainment Enterprises, Inc. ("SPEA"), a publicly traded company, owned 2,000,000 of the Company's common shares outstanding and all of the Series B preferred shares that combined represented an approximate 66% ownership in the Company. On April 5, 2002, SPEA elected to convert its Series B convertible preferred stock into common stock on a 1 for 1 basis. As such, commencing April 5, 2002, the Company had issued and outstanding 3,400,000 shares of common stock and no Series B preferred stock.

On May 8, 2002, SPEA completed a spin-off of its AASP common stock holdings to SPEA shareholders that resulted in SPEA having no ownership interest in the Company.

4.     LEASES

The land underlying the CGC is leased to the Company at a base minimum monthly rent of $33,173. The lease commenced October 1, 1997 with a term of 15 years with two five-year renewal options. The lease provides for a ten percent increase in the minimum rent at the end of the fifth year of the term and every five years thereafter. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee of AASP.

5.     RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) SPEA and subsidiaries ("Related Entities"), (b) SPEA's Chairman and his wholly owned golf retail store in Las Vegas, Nevada (the "Paradise Store") and, (c) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

The Company has issued notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,265,370 and $5,129,879, respectively, at June 30, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $1,048,501 and $836,704, respectively.

The Company has issued notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $366,538 and $353,289, respectively, at June 30, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $101,571 and $88,322, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

The Chairman's Notes and the Paradise Notes (collectively, the "Notes") are due at various dates through the year 2008; the assets of the Company secure the Notes. In February 2002, the Company repaid $76,306 in principal on the Notes.

Interest payments on the Notes have been deferred since inception. The Chairman has agreed to continue deferring payment of the accrued interest until such time as the Company has adequate capital resources to service this obligation.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the six months ended June 30, 2002, the Company had a net loss of $132,843. For the year ended December 31, 2001, the Company had a net loss from continuing operations of $603,775. As of June 30, 2002, the Company had a working capital deficit of $595,838 and a shareholders' equity deficiency of $6,709,915.

Management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As a result, management attempted to negotiate a deferral of three scheduled debt payments with its primary lender on the CGC; however, the lender was only willing to defer one $25,000 payment (the March 2002 payment). This payment is to be repaid in equal amounts in addition to the regularly scheduled $25,000 payments due June 30, September 30, and December 31, 2002; the June 30 payment was made on time as agreed with the lender. As a result, management plans on seeking other sources of funding as needed, which may include Company officers or directors or other related parties. In addition, management continually analyzes all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

RESULTS OF CONTINUING OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

     REVENUES. Revenues increased 1.8% to $674,660 in 2002 compared to $662,976 in 2001. The modest increase is due to increased revenues for the golf course and driving range.

     COST OF REVENUES. Cost of revenues decreased 15.8% to $77,081 in 2002 compared to $91,497 in 2001. Cost of revenues as a percentage of revenues was 11.4% in 2002 and 13.8% in 2001. This decrease is due mainly to lower direct payroll costs in 2002 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 7.3% to $485,688 in 2002 compared to $523,889 in 2001. The decrease is due mainly to a combination of the following: (1) corporate overhead decreased 24.4%, or about $18,000, due to lower administrative labor costs and lower legal fees, and (2) SG&A for the Callaway Golf Center decreased 4.5%, or about $20,000, due to lower property taxes, advertising, and contract services.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for 2002 was $45,735 compared to $107,799 in 2001. The lower loss for 2002 is due mainly to the combination of lower operating and SG&A costs in 2002. The Company generated operating income of $88,724 in 2002, an increase of 255% over the 2001 amount of $24,995.

     SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     REVENUES. Revenues decreased 1.6% to $1,263,482 in 2002 compared to $1,283,440 in 2001. The decrease is due mainly to an approximate 3% decrease in golf course rounds played in 2002 compared to 2001. The decrease in rounds played is attributed to less favorable weather conditions in the first quarter of 2002 compared to the first quarter of 2001.

     COST OF REVENUES. Cost of revenues decreased 13.2% to $147,734 in 2002 compared to $170,191 in 2001. Cost of revenues as a percentage of revenues was 11.7% in 2002 compared to 13.3% in 2001. This decrease is due mainly to lower direct payroll costs in 2002 because of improved staff scheduling.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 7.9% to $946,253 in 2002 compared to $1,026,870 in 2001. The decrease is a combination of the following: (1) corporate overhead decreased 19.1%, or about $30,000, due to lower administrative labor costs, and (2) SG&A for the Callaway Golf Center decreased 5.9%, or about $51,000, because of lower property taxes, advertising, contract services, and utility costs.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for 2002 was $132,843 compared to $220,979 in 2001. The lower loss for 2002 is due mainly to the combination of lower operating and SG&A costs in 2002. The Company generated operating income of $124,118 in 2002, an increase of 201% over the 2001 amount of $41,209.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had a working capital deficit of $595,838. This deficit has decreased approximately $85,000 since December 31, 2001. This deficit has been created primarily because of the historical financial problems of the discontinued SportPark business segment.

     On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord"), which essentially rid the Company of the financial strain caused by the Sportpark. The Company ceased funding cash shortfalls at the SportPark, the Company was released from all significant continuing and contingent liability related to the Sportpark, and all back rent through April 30, 2001 for the CGC was cancelled.

     Management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As a result, management attempted to negotiate a deferral of three scheduled debt payments with its primary lender on the CGC; however, the lender was only willing to defer one $25,000 payment (the March 2002 payment). This payment is to be repaid in equal amounts in addition to the regularly scheduled $25,000 payments due June 30, September 30, and December 31, 2002; the June 30 payment was made on time as agreed to with the lender. As a result, management plans to seek other sources of funding as needed, which may include Company officers or directors or other related parties. In addition, management continually analyzes all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

     The Company's current and expected sources of working capital are its cash balances that were $22,692 at June 30, 2002 and its operating cash flow of its CGC property. Working capital needs have been helped by deferring payments of interest and notes payable balances due to the Company's Chairman and Affiliated Store. Deferrals of payments to the Company's Chairman and Affiliated Store are expected to continue until the Company has sufficient cash flow to begin making payments. The Company does not currently have the financial resources available to make these payments.

     The Company has issued notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,265,370 and $5,129,879, respectively, at June 30, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $1,048,501 and $836,704, respectively. The Company repaid $76,306 in principal on these notes in February 2002.

     The Company has issued notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $366,538 and $353,289, respectively, at June 30, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $101,571 and $88,322, respectively.

     The Chairman's Notes and the Paradise Notes (collectively, the "Notes") are due at various dates through the year 2008; the assets of the Company secure the Notes. In February 2002, the Company repaid $76,306 in principal on the Notes.

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

     Operating Activities. Net cash used in operating activities was $17,210 in 2002 compared to net cash provided by operating activities of $263,735 in 2001. The primary reasons for the change are (1) a larger net loss in 2001 of about $88,000 offset by (2) a decrease in accounts payable and accrued expenses of approximately $118,000 in 2002 compared to an increase in payables in 2001 of about $206,000, and (3) an increase in deferred income in 2001 of $50,000 compared to a $50,000 decrease in 2002.

     Investing Activities. Net cash provided by investing activities was $75,728 in 2002; net cash used in investing activities was $25,785 in 2001. The activity in 2002 results from the disposition of equity securities held by the Company amounting to $76,306 that had been transferred from SPEA offset by $578 in expenditures for equipment. The 2001 activity was related to leasehold improvements made to the golf course driving range.

     Financing Activities. Net cash used in financing activities was $63,148 in 2002 compared to $100,762 in 2001. The primary reasons for the difference are: (1) an increase in due to affiliated stores and other related entities in 2002 of $36,618 compared to a corresponding decrease in such accounts of $60,042 in 2001, (2) payment of $76,306 in 2002 to reduce notes payable to shareholder, and (3) approximately $14,000 less in 2002 of principal payments on notes payable due to the negotiated deferral of leasehold mortgage payments to the CGC's lender.

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

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibits.

     None

     (b)     Reports on Form 8-K.

     The Company filed a report on Form 8-K dated May 8, 2002 reporting information under Item 1 of that Form concerning Sports Entertainment Enterprises' ("SPEA") distribution to SPEA shareholders of all of SPEA's shares of common stock of the Company. The 2,250,000 shares of common stock distributed represented approximately 66.2% of the outstanding shares of the Company. No other reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALL-AMERICAN SPORTPARK, INC.



Date:  August 14, 2002               By:/s/ Ronald Boreta
                                        Ronald Boreta, President and
                                        Chief Executive Officer


Date:  August 14, 2002               By:/s/ Kirk Hartle
                                        Kirk Hartle, Chief Financial Officer



                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER OF
                          ALL-AMERICAN SPORTPARK, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-QSB of All-American SportPark, Inc. for the period ended June 30, 2002:

     (1) Complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of All-American SportPark, Inc.



/s/ Ronald Boreta                         /s/ Kirk Hartle
Ronald Boreta                             Kirk Hartle
Chief Executive Officer                   Chief Financial Officer
August 14, 2002                           August 14, 2002