Form 10QSB
period 2002-09-30
ALL AMERICAN SPORTPARK INC
filed 2002-11-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 2002




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

                            Yes X             No___

As of November 14, 2002, 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                          ALL-AMERICAN SPORTPARK, INC.
                                  FORM 10-QSB
                                    INDEX

                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 2002 and December 31, 2001 ............       3

         Consolidated Statements of Operations
         Three Months Ended September 30, 2002 and 2001 ......       5

         Consolidated Statements of Operations
         Nine Months Ended September 30, 2002 and 2001 .......       6

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2002 and 2001 .......       7

         Notes to Consolidated Financial Statements ..........       8

Item 2.  Management's Discussion and Analysis
         Of Financial Condition and Results of Operations ....      11

Item 3.  Controls and Procedures .............................      15

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ...................................      16

Item 2.  Changes in Securities ...............................      16

Item 3.  Defaults Upon Senior Securities .....................      16

Item 4.  Submission of Matters to a Vote of Security
         Holders .............................................      16

Item 5.  Other Information ...................................      16

Item 6.  Exhibits and Reports on Form 8-K ....................      16

SIGNATURES ...................................................      17

                    ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

ASSETS

                                             September 30,   December 31,
                                                 2002            2001
                                             -------------   ------------
                                              (Unaudited)

Current assets:
  Cash and cash equivalents                  $      29,493   $     27,322
  Accounts receivable                               89,268         90,267
  Prepaid expenses and other                        68,079         83,663
                                             -------------   ------------
     Total current assets                          186,840        201,252

Leasehold improvements and equipment, net          818,316        881,785
Due from affiliated stores                         173,693        170,574
Note receivable - related party                     20,000         20,000
Due from other related entities                      6,162         30,026
Other assets                                         6,988         12,661
                                             -------------   ------------
     Total assets                            $   1,211,999   $  1,316,298
                                             =============   ============






























The accompanying notes are an integral part of these consolidated financial statements.

                    ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                             September 30,   December 31,
                                                 2002            2001
                                             -------------   ------------
                                              (Unaudited)

Current liabilities:
  Current portion of long-term debt          $      74,140   $     54,827
  Current portion of obligations under
    capital leases                                   1,626         16,358
  Accounts payable and accrued expenses            815,268        811,464
                                             -------------   ------------
     Total current liabilities                     891,034        882,649

Note payable to shareholder                      5,370,793      5,129,879
Due to affiliated stores                           464,566        425,699
Due to other related entities                      543,573        463,890
Long-term debt, net of current portion             420,324        438,600
Deferred income                                    103,929        178,929
                                             -------------   ------------
     Total liabilities                           7,794,219      7,519,646
                                             -------------   ------------
Minority interest                                  316,209        373,724
                                             -------------   ------------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, 250,000 shares issued
   and outstanding at December 31, 2001               -         2,500,000
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 and
   3,150,000 shares issued and outstanding
   at September 30, 2002 and December 31,
   2001, respectively                                3,400          3,150
  Additional paid-in capital                    11,462,882      8,963,132
  Accumulated deficit                          (18,364,711)   (18,043,354)
                                             -------------   ------------
     Total shareholders' equity deficiency      (6,898,429)    (6,577,072)
                                             -------------   ------------
Total liabilities and shareholders'
 equity deficiency                           $   1,211,999   $  1,316,298
                                             =============   ============










The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                 2002            2001
                                             -------------   ------------

Revenues                                     $     515,491   $    595,398
Cost of revenues                                    76,746         84,704
                                             -------------   ------------
     Gross profit                                  438,745        510,694
                                             -------------   ------------

Operating expenses:
  Selling, general and administrative              539,192        553,828
  Depreciation and amortization                     21,669         22,128
                                             -------------   ------------
     Total operating expenses                      560,861        575,956
                                             -------------   ------------
Operating loss                                    (122,116)       (65,262)

Interest expense, net                             (126,575)      (128,496)
                                             -------------   ------------
     Loss from continuing operations
      before minority interest                    (248,691)      (193,758)
                                             -------------   ------------
Minority interest in (income) loss
  of subsidiary                                     60,178           (860)
                                             -------------   ------------
     Loss from continuing operations              (188,514)      (194,618)

DISCONTINUED OPERATIONS:
  Loss from disposal of discontinued segment          -              (608)
                                             -------------   ------------
     Net loss                                $    (188,514)  $   (195,226)
                                             =============   ============

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations          $       (0.06)  $      (0.06)
    Loss from discontinued operations                 -             (0.00)
                                             -------------   ------------
     Net loss per share                      $       (0.06)  $      (0.06)
                                             =============   ============










The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                 2002            2001
                                             -------------   ------------

Revenues                                     $   1,778,973   $  1,878,838
Cost of revenues                                   224,480        254,895
                                             -------------   ------------
     Gross profit                                1,554,493      1,623,943
                                             -------------   ------------
Operating expenses:
   Selling, general and administrative           1,485,445      1,580,698
   Depreciation and amortization                    67,046         67,298
                                             -------------   ------------
     Total operating expenses                    1,552,491      1,647,996
                                             -------------   ------------
Operating income (loss)                              2,002        (24,053)
Interest expense, net                             (380,874)      (384,934)
                                             -------------   ------------
     Loss from continuing operations
      before minority interest                    (378,872)      (408,987)

Minority interest in (income) loss of
 subsidiary                                         57,516         (6,610)
                                             -------------   ------------
     Loss from continuing operations              (321,357)      (415,597)
                                             -------------   ------------

DISCONTINUED OPERATIONS:
Loss from disposal of discontinued segment            -          (260,632)
                                             -------------   ------------
      Net loss                               $    (321,357)  $   (676,229)
                                             =============   ============

NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations          $       (0.10)  $      (0.13)
    Loss from discontinued operations                 -             (0.08)
                                             -------------   ------------
     Net loss per share                      $       (0.10)  $      (0.21)
                                             =============   ============











The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                                         2002            2001
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $   (321,357)   $  (676,229)
   Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities of continuing operations:
   Minority interest                                                      (57,516)          6,610
   Loss from discontinued operations                                         -            260,632
   Depreciation and amortization                                           67,046          67,298
   Gain on sale of securities                                              (1,061)           -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                               999          (5,981)
     (Increase) decrease in prepaid expenses and other                     21,257          (5,432)
     Increase in accounts payable and accrued expenses                      3,804         223,826
     Increase in interest payable to shareholder and affiliated store     337,093         341,864
     Increase (decrease) in deferred income                               (75,000)         25,010
                                                                     ------------    ------------
     Net cash provided by (used in) operating activities of
      continuing operations                                               (24,734)        237,598
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                                         76,306            -
  Leasehold improvements expenditures                                      (3,577)        (25,785)
                                                                     ------------    ------------
     Net cash provided by (used in) investing activities
      of continuing operations                                             72,729         (25,785)
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated stores and other
   related entities                                                        44,177        (192,333)
  Principal payments on notes payable to shareholder                      (76,306)           -
  Cash paid to redeem preferred stock                                        -             (5,000)
  Principal payments on notes payable and capital leases                  (13,695)        (54,019)
                                                                     ------------    ------------
     Net cash used in financing activities of continuing operations       (45,824)       (251,352)
                                                                     ------------    ------------
NET CASH USED IN DISCONTINUED OPERATIONS                                     -             (1,407)
                                                                     ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        2,171         (40,946)

CASH AND CASH EQUIVALENTS, beginning of period                             27,322         150,556
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                             $     29,493    $    109,610
                                                                     ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                             $     39,469    $     45,724
                                                                     ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Land lease obligation exchanged for common stock of subsidiary     $       -       $    451,740
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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2002, and for all periods presented.

Certain reclassifications have been made to amounts in the 2001 statements of operations and of cash flows to conform to the 2002 presentation.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, from which the December 31, 2001 audited balance sheet was derived.

The Company's continuing operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes three tenants: the Saint Andrews Golf Shop (note 3) retail store, the Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

2.   LOSS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted loss per share is computed by dividing the reported net loss from continuing operations and discontinued operations by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,313,919 and 3,150,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and 3,400,000 and 3,150,000 for the three-month periods ended September 30, 2002 and 2001.

3.   RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store, Rainbow Store, and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

The Company has issued notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,370,793 and $5,129,879, respectively, at September 30, 2002, and December 31, 2001. Included in the foregoing balances is accrued interest payable of $1,153,924 and $836,704, respectively.

The Company has issued notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $373,162 and $353,289, respectively, at September 30, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $108,195 and $88,322, respectively. These balances due are included under the caption "Due to Affiliated Stores" in the accompanying consolidated balance sheets.

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

4.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the nine months ended September 30, 2002, the Company had a net loss of $321,357. As of September 30, 2002, the Company had a working capital deficit of $704,194 and a shareholders' equity deficiency of $6,898,429.

Absent the payment deferral arrangements described below, management believes that its continuing operations would not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. Management has negotiated payment deferrals with the CGC's landlord and CGC's primary lender. Specifically, the landlord has informally agreed to defer the September through December 2002 land lease payments totaling approximately $132,000; the repayment plan is under negotiation. The lender initially agreed to defer one $25,000 quarterly payment (the March 2002 payment). This payment was to be repaid in equal amounts along with the regularly scheduled $25,000 payments due June 30, September 30, and December 31, 2002; the June 30 agreed upon payment was made but not the September 30 payment. Subsequently, the lender agreed to defer the September 30 and December 31, 2002 payments totaling approximately $66,000 with repayment as follows: $10,000 payable in November 2002, $10,000 payable in December 2002, and the balance repaid in four equal payments coinciding with the regularly scheduled 2003 quarterly payments.

Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continually analyzes all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

The Callaway Golf Center has generated positive cash flow since 1998.
However, this positive cash flow is used to fund corporate overhead that is in place in support of the CGC and public company operations.

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

RESULTS OF CONTINUING OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES. Revenues decreased 13.4% to $515,491 in 2002 compared to $595,398 in 2001. The decrease is due to an approximate 20% decrease in course play mainly resulting from an unusually hot July in 2002 compared to 2001, and overseeding of the course in September 2002 that closed the course for half the month. Overseeding of the course was done in September and October of 2001 resulting in the course being closed less than one week in September 2001.

     COST OF REVENUES. Cost of revenues decreased 9.4% to $76,746 in 2002 compared to $84,704 in 2001. Cost of revenues as a percentage of revenues was 14.9% in 2002 and 14.2% in 2001. This decrease in cost of revenues is due mainly to lower direct payroll costs in 2002 because of less course play as described above.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 2.6% to $539,192 in 2002 compared to $553,828 in 2001. The decrease is due mainly to a combination of the following: (1) corporate overhead decreased 3.8%, or about $3,000, due to lower administrative labor costs, and (2) SG&A for the Callaway Golf Center decreased 2.4%, or about $11,000, due to lower property taxes and advertising offset by higher legal fees.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for 2002 was $188,514 compared to $194,618 in 2001. Excluding minority interest, the loss for 2002 was $248,691 compared to $193,758 in 2001. The higher loss in 2002 is due to a combination of lower revenues not entirely offset by lower costs because of increased legal fees in 2002. These increased legal fees are associated with a construction defect lawsuit filed by the Company as plaintiff against the general contractor that built the CGC. Management believes that it will prevail in this lawsuit. Resolution is expected sometime in 2003.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES. Revenues decreased 5.3% to $1,778,973 in 2002 compared to $1,878,838 in 2001. The decrease is due mainly to an approximate 10% decrease in golf course rounds played in 2002 compared to 2001. The decrease in rounds played is attributed to less favorable weather conditions in the first and third quarters of 2002 compared to the comparable 2001 quarters, and earlier overseeding in 2002 as noted above.

     COST OF REVENUES. Cost of revenues decreased 11.9% to $224,480 in 2002 compared to $254,895 in 2001. Cost of revenues as a percentage of revenues was 12.6% in 2002 compared to 13.6% in 2001. This decrease in 2002 is due mainly to the decrease in revenues described above.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 6.0% to $1,485,445 in 2002 compared to $1,580,698 in 2001. The decrease is a combination of the following: (1) corporate overhead decreased 13.9%, or about $32,000, due to lower administrative labor costs, and (2) SG&A for the Callaway Golf Center decreased 4.7%, or about $63,000, because of lower property taxes, advertising, contract services, and utility costs.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for 2002 was $321,357 compared to $415,597 in 2001. Excluding minority interest, the loss for 2002 was $378,872 compared to $408,987 in 2001. The lower loss for 2002 is due mainly to the combination of lower operating and SG&A costs in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company had a working capital deficit of $704,194. This deficit has been created primarily because of the historical financial problems of the discontinued SportPark business segment.

     On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord"), which essentially relieved the Company of the financial strain caused by the Sportpark. The Company ceased funding cash shortfalls at the SportPark, the Company was released from all significant continuing and contingent liability related to the Sportpark, and all back rent through April 30, 2001 for the CGC was cancelled.

     Absent the payment deferral arrangements described below, management believes that its continuing operations would not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. Management has negotiated payment deferrals with the CGC's landlord and CGC's primary lender. Specifically, the landlord has informally agreed to defer the September through December 2002 land lease payments totaling approximately $132,000; the repayment plan is under negotiation. The lender initially agreed to defer one $25,000 quarterly payment (the March 2002 payment). This payment was to be repaid in equal amounts along with the regularly scheduled $25,000 payments due June 30, September 30, and December 31, 2002; the June 30 agreed upon payment was made but not the September 30 payment. Subsequently, the lender agreed to defer the September 30 and

December 31, 2002 payments totaling approximately $66,000 with repayment as follows: $10,000 payable in November 2002, $10,000 payable in December 2002, and the balance repaid in four equal payments coinciding with the regularly scheduled 2003 quarterly payments.

     Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continually analyzes all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

     The Callaway Golf Center has generated positive cash flow since 1998. However, this positive cash flow is used to fund corporate overhead that is in place in support of the CGC and public company operations.

     Management continues to seek out financing to help fund working capital needs of the Company. In this regard, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company.

     The Company's current and expected sources of working capital are its cash balances that were $29,493 at September 30, 2002, and its operating cash flow of its CGC property. Working capital needs have been helped by deferring payments of interest and notes payable balances due to the Company's Chairman and Affiliated Store, and by deferring payments to CGC's landlord and CGC's primary lender described above. Deferrals of payments to the Company's Chairman and Affiliated Store are expected to continue until the Company has sufficient cash flow to begin making payments. The Company does not currently have the financial resources available to make these payments.

     The Company has issued notes payable to the Company's Chairman (the "Chairman's Notes") that bear interest at ten percent per annum with balances of $5,370,793 and $5,129,879, respectively, at September 30, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $1,153,924 and $836,704, respectively. The Company repaid $76,306 in principal on these notes in February 2002.

     The Company has issued notes payable to the Paradise Store (the "Paradise Notes") that bear interest at ten percent per annum with balances of $373,162 and $353,289, respectively, at September 30, 2002 and December 31, 2001. Included in the foregoing balances is accrued interest payable of $108,195 and $88,322, respectively.

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

     Operating Activities. Net cash used in operating activities was $24,734 in 2002 compared to net cash provided by operating activities of $237,598 in 2001. The primary reasons for the change are (1) a larger net loss from continuing operations excluding minority interest in 2001 of about $30,000 offset by (2) an increase in accounts payable and accrued expenses of approximately $4,000 in 2002 compared to $224,000 in 2001, and (3) an increase in deferred income in 2001 of $25,000 compared to a $75,000 decrease in 2002.

     Investing Activities. Net cash provided by investing activities was $72,729 in 2002; net cash used in investing activities was $25,785 in 2001. The activity in 2002 results from the disposition of equity securities held by the Company amounting to $76,306 that had been transferred from SPEA offset by $3,577 in expenditures for equipment. The 2001 activity was related to leasehold improvements made to the golf course driving range.

     Financing Activities. Net cash used in financing activities was $45,824 in 2002 compared to $251,352 in 2001. The primary reasons for the difference are: (1) an increase in due to affiliated stores and other related entities in 2002 of $44,177 compared to a corresponding decrease in such accounts of $192,333 in 2001, (2) payment of $76,306 in 2002 to reduce notes payable to shareholder, and (3) approximately $40,000 less in 2002 of principal payments on notes payable due to the negotiated deferral of leasehold mortgage payments to the CGC's lender.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evalution.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         None

     (b) Reports on Form 8-K.

         None.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALL-AMERICAN SPORTPARK, INC.



Dated:  November 13, 2002          By:/s/ Ronald S. Boreta
                                      Ronald S. Boreta, President and
                                      Chief Executive Officer



Dated:  November 13, 2002          By:/s/ Kirk Hartle
                                      Kirk Hartle, Chief Financial Officer


                               CERTIFICATIONS

     I, Ronald S. Boreta, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of All-American SportPark, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002



/s/ Ronald S. Boreta
Ronald S. Boreta
Chief Executive Officer
(Principal Executive Officer)



     I, Kirk Hartle, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of All-American SportPark, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002



/s/ Kirk Hartle
Kirk Hartle
Chief Financial Officer
(Principal Financial Officer)

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                        ALL-AMERICAN SPORTPARK, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-QSB of All-American SportPark, Inc. for the period ending September 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of All-American SportPark, Inc.



/s/ Ronald S. Boreta                     /s/ Kirk Hartle
Ronald S. Boreta                         Kirk Hartle
Chief Executive Officer                  Chief Financial Officer
November 13, 2002                        November 13, 2002