Form 10KSB
period 2002-12-31
ALL AMERICAN SPORTPARK INC
filed 2003-03-31
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2002

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

                     COMMON STOCK, $.001 PAR VALUE
                     -----------------------------
                            (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,320,184

As of March 28, 2002, 3,400,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $15,640.

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

     The Company was incorporated in Nevada on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to All-American SportPark, Inc. ("AASP") on December 14, 1998.

     Sports Entertainment Enterprises, Inc. ("SPEN"), formerly known as Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a publicly traded company, acquired the Company in February 1988, from Vaso Boreta, who was the Company's sole shareholder. Vaso Boreta also serves as SPEN's Chairman of the Board, President and CEO.

     In December 1994, the Company completed an initial public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. The net proceeds to the Company from this public offering were approximately $3,684,000. The Class A Warrants expired unexercised on March 15, 1999.

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

     On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company developed its Callaway Golf Center and All-American SportPark ("SportPark") properties. The property is located on the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and several of Las Vegas' major hotel/casino properties such as Mandalay Bay and the MGM Grand. The property is also adjacent to the new Interstate 215 beltway that will eventually encircle the entire Las Vegas Valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres was home to the now discontinued SportPark that opened for business in October 1998; the Company disposed of the SportPark business in May 2001. See "BUSINESS OF THE COMPANY - DISCONTINUED SPORTPARK OPERATIONS".

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

     During June 1997 the Company and Callaway Golf Company ("Callaway") formed All-American Golf LLC ("LLC"), a California limited liability company that was owned 80% by the Company and 20% by Callaway; the LLC owned and operated the Callaway Golf Center[TM]. In May 1998, the Company sold its 80% interest in LLC to Callaway. On December 31, 1998 the Company acquired substantially all the assets of LLC subject to certain liabilities that resulted in the Company owning 100% of the Callaway Golf Center[TM].

     On October 19, 1998 the Company sold 250,000 shares of the Series B Convertible Preferred Stock to SPEN for $2,500,000. SPEN had earlier issued 2,303,290 shares of its Common Stock for $2,500,000 in a private transaction to ASI Group, L.L.C. ("ASI"). ASI also received 347,975 stock options for SPEN Common Stock. ASI is a Nevada limited liability company whose members include Andre Agassi, a professional tennis player.

     Beginning in September 1999, the Company ceased making loan payments on its SportPark property due to financial difficulties. Ultimately, this resulted in the disposition of the SportPark property in May 2001. See "BUSINESS OF THE COMPANY - DISCONTINUED SPORTPARK OPERATIONS".

     SPEN owned 2,000,000 shares of the Company's common stock and 250,000 shares of the Company's Series B Convertible Preferred Stock. In the aggregate, this represented approximately two-thirds ownership in the Company. On April 5, 2002, SPEN elected to convert its Series B Convertible Preferred Stock into common stock on a 1 for 1 basis. On May 8, 2002, SPEN completed a spin-off of the Company's shares held by SPEN to SPEN's shareholders. This resulted in SPEN no longer having any ownership interest in the Company.

BUSINESS OF THE COMPANY

     The Company developed a concept for family-oriented sports-themed amusement parks named "All-American SportPark". The All-American SportPark ("AASP") was comprised of two components: The Callaway Golf Center ("CGC") and the All-American SportPark ("SportPark") amusement center. Collectively, the two properties completed a live-action, 65-acre, sports and entertainment venue located at the south end of the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road. The SportPark was disposed of in May 2001 - See further discussion under the heading - "BUSINESS OF THE COMPANY - DISCONTINUED SPORTPARK OPERATIONS".

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

     The CGC has a lease agreement with St. Andrews Golf Shop for the provision of sales of golf retail merchandise. The lease is for fifteen years ending in October 2012. The lessee pays rent based on a percentage of its sales ranging from 6-7% depending on the total gross sales generated in a calendar year.

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

     In connection with this acquisition, the Company executed a trademark license agreement with Callaway Golf pursuant to which the Company licenses the right to use the marks "Callaway Golf Center[TM]" and "Divine Nine" from Callaway Golf for a term beginning on December 30, 1998 and ending upon termination of the land lease on the Golf Center. The Company paid a one-time fee for this license agreement that was a component of the purchase price the Company paid for the Callaway Golf Center upon acquisition of the facility on December 30, 1998. Pursuant to this agreement, Callaway Golf has the right to terminate the agreement upon the occurrence of any Event of Termination as defined in the agreement.

DISCONTINUED SPORTPARK OPERATIONS

     The SportPark opened for business in October 1998. It was a state of the art amusement facility that had many unique attractions and elements.

     Unfortunately, the SportPark was beset with financial problems since the opening in October 1998 which culminated in the SportPark defaulting on its mortgage (the "Bank Note") beginning in September 1999. Management of the Company made several attempts to resolve the SportPark's financial problems by investigating several financing alternatives, making significant operational changes resulting in major cost reductions, revising marketing programs, and exploring several sale/joint venture options. These efforts did not result in solving the financial problems of the SportPark.

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

     At that point, and continuing until the SportPark was transferred to the Landlord in June 2001, the Landlord and the Company actively pursued a buyer/operator to take over the SportPark to no avail.

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

     In exchange for certain rights, Pepsi agreed to pay the Company a fixed annual cash payment for the term of the agreement such that five total cash payments were received. The Company received all required payments from Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement. This agreement remains in effect for the CGC, and was assumed by the Landlord in regard to the SportPark property.

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

EMPLOYEES

     As of March 12, 2002, there were 4 full-time and 1 part-time employees at the Company's executive offices, and 7 full-time and 15 part-time employees at CGC.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located inside the clubhouse building of the Company's Callaway Golf Center property at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The Callaway Golf Center property occupies approximately 42 acres of leased land described in "ITEM 1. DESCRIPTION OF BUSINESS - BUSINESS DEVELOPMENT." The CGC was opened October 1, 1997. The property is in good condition both structurally and in appearance. The Company owns 65% of the CGC through a subsidiary, All-American Golf Center, Inc.

     A ten-year note payable secured by a first deed of trust exists on the CGC in the original amount of $1 million payable without interest, in quarterly installments of $25,000 beginning December 1998.

     The CGC has three tenants: (1) The St. Andrews Golf Shop that occupies approximately 4,000 square feet for golf retail sales and pays percentage rent of 6-7% of gross sales depending on the level of sales in a calendar year.
The lease is for fifteen years ending in 2012; (2) Sierra Sportservice occupies about 2,500 square feet for food and beverage services and pays percentage rent depending on the type of sale made (i.e. restaurant, catering, beverage cart). The lease is for ten years ending in 2007; (3) Giant Golf Academy occupies approximately 900 square feet and pays a fixed monthly rental for office space and for use of the golf facilities of approximately $6,500 per month. The lease is for five years ending in 2006 with one five-year option to renew.

ITEM 3.  LEGAL PROCEEDINGS

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On September 12, 2000, the Company filed a complaint against Bentar Development, Inc. and Contractors Bonding & Insurance Company in the District Court of Clark County, Nevada, seeking damages for breach of contract, unjust enrichment, and license bond claim. Bentar Development, Inc. was the general contractor on the construction of the Callaway Golf Center. The Company's claim asserts construction defects related to the CGC's driving range tee line which has experienced large cracks in the concrete and ground level differentials on each side of the cracks of more than one inch as the result of ground subsidence arising primarily from Bentar's failure to properly compact the earth in and around the tee line. The Company settled the case in March 2003 with Bentar and all other involved parties, except for one subcontractor named Western Technologies. The settlement with Bentar resulted in the Company receiving $880,000 in cash. Subsequent to the settlement, the Company continued its suit against Western Technologies and was awarded a judgment against Western Technologies of $660,000 in March 2003. Western Technologies is opposing the judgment and will likely appeal.

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

                                                HIGH       LOW
                                               -------    -------
    Year Ended December 31, 2002:
       First Quarter                           $ 0.05     $ 0.03
       Second Quarter                          $ 0.06     $ 0.02
       Third Quarter                           $ 0.06     $ 0.01
       Fourth Quarter                          $ 0.02     $ 0.01

     Year Ended December 31, 2001:
       First Quarter                           $ 0.19     $ 0.05
       Second Quarter                          $ 0.09     $ 0.04
       Third Quarter                           $ 0.08     $ 0.03
       Fourth Quarter                          $ 0.09     $ 0.03

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 24, 2003 was approximately 1,046. This does not include approximately 1,000 shareholders who hold stock in their accounts at broker/dealers.

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

     RESULTS OF CONTINUING OPERATIONS - YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

     REVENUES. Revenues decreased 4.4% to $2,320,184 in 2002 compared to $2,425,781 in 2001. The decrease is due mainly to an approximate 10% decrease in golf course rounds played in 2002 attributed to less favorable weather conditions in the first and third quarters of 2002.

     COST OF REVENUES. Cost of revenues decreased 5.4% to $310,501 in 2002 compared to $328,353 in 2001. Cost of revenues as a percentage of revenues was 13.4% in 2002 compared to 13.5% in 2001. The decrease for 2002 is primarily due to lower direct payroll costs related to the decrease in revenue above.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The decrease of 5.9% to $1,954,172 in 2002 from $2,076,322 in 2001 is due to a combination of the following: (1) corporate overhead decreased 19.1%, or about $62,000, due to cost reductions in payroll, legal and professional fees, utilities and other office expenses, and (2) SG&A for the Callaway Golf Center decreased 3.4%, or about $60,000, due to (a) decreases in advertising, contract services, property taxes and property insurance, and utilities aggregating approximately $120,000, offset by (b) an approximate $60,000 increase in legal fees associated with the construction defect case that the Company, as plaintiff, settled in March 2003.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 4.7% to $85,848 in 2002 compared to $90,061 in 2001 due to a lower depreciable asset base in 2002 because several short-lived assets became fully depreciated.

     INTEREST EXPENSE, NET. Net interest expense decreased 1.9% to $504,766 in 2002 from $514,449 in 2001. The decrease is due mainly to one months' interest on notes payable to affiliate because certain notes matured on December 1, 2002 so interest did not accrue in December 2002 on certain of these notes.

     LOSS FROM CONTINUING OPERATIONS. The Company incurred a net loss from continuing operations of $207,064 in 2002 and $603,775 in 2001. The smaller net loss is due to the following: (1) an approximate $40,000 smaller operating loss resulting from cost reductions described above, (2) an approximate $10,000 decrease in interest expense as described above, (3) an approximate $110,000 difference in minority interest that results from a higher intercorporate cost allocation in 2002 because the minority interest existed for all 12 months in 2002 compared to 7 months in 2001, and (4) a $239,425 gain on extinguishment of debt in 2002 related to the forgiveness of matured debt owed to the Company's Chairman.

LIQUIDITY AND CAPITAL RESOURCES

     For reasons described below and in Note 1.e. to the consolidated financial statements, in its report dated March 26, 2003, the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     At December 31, 2002, the Company had a working capital deficit of $1,011,049. Nearly half of this deficit is due to related party notes or other obligations. This deficit exists primarily because of the historical financial problems of the discontinued SportPark business segment.

     AASP management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. However, in March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Part of these settlement proceeds could be used to fund continuing operations. Otherwise, management plans on seeking other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

     The Company's current and expected sources of working capital are its cash balances that were $30,108 at December 31, 2002, its operating cash flow of its CGC property, and the settlement proceeds discussed previously. Working capital needs have been helped by deferring payments of interest and notes payable balances due to an Affiliate. Management believes that additional deferrals or such payments could be negotiated, if necessary.

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

     There are no planned material capital expenditures in 2003.

     OPERATING ACTIVITIES. During 2002, net cash used in operating activities was $66,663 compared to net cash provided by operating activities in 2001 of $298,401. Excluding the impacts of discontinued operations, minority interest and gain on extinguishments of debt, the primary reasons for the difference relate to (1) an approximate $50,000 smaller net loss from continuing operations in 2002 compared to 2001 due mainly to lower operating costs in 2002, (2) an approximate $100,000 decrease in deferred income, and (3) a $60,000 decrease in payables in 2002 compared to a $370,000 increase in payables in 2001.

     INVESTING ACTIVITIES. Net cash provided by investing activities was $70,730 in 2002; net cash used in investing activities was $26,844 in 2001. The activity in 2002 results from the disposition of equity securities held by the Company amounting to $76,306 that had been transferred from SPEN, offset by $5,576 in expenditures for equipment. The 2001 activity was related to leasehold improvements made to the golf course driving range.

     FINANCING ACTIVITIES. Net cash used in financing activities was $1,281 in 2002 compared to $373,355 in 2001. The primary reasons for the difference are: (1) an increase in due to affiliated stores and other related entities in 2002 of $58,193 compared to a corresponding decrease in such accounts of $295,737 in 2001, (2) payment of $76,306 in 2002 to reduce notes payable to shareholder, (3) $66,346 in proceeds from an affiliated store in 2002 for working capital, and (4) approximately $22,000 less in 2002 of principal payments on notes payable due to the negotiated deferral of leasehold mortgage payments to the CGC's lender.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    -------------------------------------------------
Vaso Boreta           68     Chairman of the Board and Director

Ronald S. Boreta      40     President, Chief Executive Officer, Treasurer,
                             Secretary and Director

Robert R. Rosburg     75     Director

William Kilmer        62     Director

Kirk Hartle           37     Chief Financial Officer


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

     RONALD S. BORETA has served as President of the Company since 1992, Chief Executive Officer since August 1994, and a Director since its inception in 1984. The Company has employed him since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of the Company located in San Francisco, California. Prior to his employment by the Company, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California. Mr. Boreta devotes 90% of his time to the business of the Company.

     VASO BORETA has served as Chairman of the Board of Directors since August 1994, and has been an Officer and Director of the Company since its formation in 1984. In 1974, Mr. Boreta first opened a specialty business named "Las Vegas Discount Golf & Tennis," which retailed golf and tennis equipment and accessories. He was one of the first retailers to offer pro-line golf merchandise at a discount. He also developed a major mail order catalog sales program from his original store. Mr. Boreta continues to operate his original store, which has been moved to a new location near the corner of Flamingo and Paradise roads in Las Vegas. Mr. Boreta devotes approximately ten percent of his time to the business of the Company.

     ROBERT R. ROSBURG has served as a Director of the Company since August 1994. Mr. Rosburg has been a professional golfer since 1953. From 1953 to 1974 he was active on the Professional Golf Association tours, and since 1974 he has played professionally on a limited basis. Since 1975 he has been a sportscaster on ABC Sports golf tournament telecasts. Since 1985 he has also been the Director of Golf for Rams Hill Country Club in Borrego Springs, California. Mr. Rosburg received a Bachelor's Degree in Humanities from Stanford University in 1948.

     WILLIAM KILMER has served as a Director of the Company since August 1994. Mr. Kilmer is a retired professional football player, having played from 1961 to 1978 for the San Francisco Forty-Niners, the New Orleans Saints and the Washington Redskins. Since 1978, he has toured as a public speaker and also has served as a television analyst. Mr. Kilmer received a Bachelor's Degree in Physical Education from the University of California at Los Angeles.

     KIRK HARTLE has served as Chief Financial Officer of the Company since June 1, 1999. Prior to his employment with the Company that began April 5, 1999, Mr. Hartle was a Senior Manager with KPMG LLP. His experience spans over 11 years in public accounting with both KPMG LLP and Deloitte & Touche LLP, 6 of which were in a management capacity. Mr. Hartle is a Nevada CPA and received a Bachelor's Degree in Business Administration-Accounting from the University of Nevada, Las Vegas. He devotes approximately 80% of his time to the business of the Company with the remainder devoted to entities related to the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 2002, 2001 and 2000 from the Company:

                         SUMMARY COMPENSATION TABLE


                                                     LONG-TERM COMPENSATION
                          ANNUAL COMPENSATION                AWARDS
                         ------------------------   -----------------------
                                                               SECURITIES
                                            OTHER    RE-       UNDERLYING    ALL
                                            ANNUAL   STRICTED  OPTIONS/      OTHER
NAME AND PRINCIPAL                          COMPEN-  STOCK     SARs          COMPEN-
POSITION           YEAR  SALARY   BONUS     SATION   AWARD(S) (NUMBER)       SATION
                          (1)                (2)
------------------ ---- -------- --------  -------  --------- -----------    ------
Ronald S. Boreta,  2002 $120,000    --     $26,482     --        --            --
 President and CEO 2001 $120,000    --     $25,648     --      325,000         --
                   2000 $120,000    --     $31,845     --        --            --

Kirk Hartle,       2002 $116,723    --        --       --        --            --
 CFO

__________

(1)  Includes $27,877 and $60,000 for 2001 and 2000, respectively, deferred by Ron
     Boreta.  Ron Boreta made this election in September 1999 and the deferral ended in June 2001.

(2)  Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf.  For 2002, 2001, and 2000, respectively, these amounts were $7,808, $7,992, and $16,738 for club memberships; $18,674,
$14,656,
     and $10,607 for an automobile; and $0, $3,000, $3,000 to the Company's supplemental retirement plan.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for Board meetings they attend but are entitled to be reimbursed for reasonable expenses incurred in attending such meetings.

EMPLOYMENT AGREEMENTS

     Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President and Chief Executive Officer, pursuant to which he receives a base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 beginning the year ended December 31, 1996. The employment agreement is automatically extended for additional one-year periods unless 60 days' notice of the intention not to extend is given by either party. Ronald S. Boreta also receives the use of an automobile, for which the Company pays all expenses, and full medical and dental coverage. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald
S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

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

     In 1996 and 1997, the Company's Board of Directors and shareholders approved increases in the number of shares of Common Stock that may be issued under the Plan from 500,000 to 700,000. Also in April 1996, the Company's Board of Directors granted stock options for 325,000 shares at an exercise price of $3.0625 to Ronald S. Boreta, the Company's President, that expired in April 2001.

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

     Contributions to this plan ceased in 2002 due to cash flow constraints.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 21, 2003, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------         ---------------          --------
Ronald S. Boreta                       975,484 (1)            26.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

ASI Group LLC (5)                      637,044 (6)            18.7%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

John Boreta                            500,439 (2)            14.7%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Boreta Enterprises, Ltd.               360,784 (4)            10.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Vaso Boreta                              3,853 (3)             0.1%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Kirk Hartle                            100,000 (7)             2.9%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                        1,383                  --
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                           1,383                  --
1853 Monte Carlo Way
Coral Springs, FL  33071

All Directors and Officers           1,082,103 (8)            28.3%
as a Group (5 persons)
___________________

(1) Includes 402,229 shares held directly, 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises Ltd., and 325,000 shares underlying options exercisable within 60 days held by Ronald Boreta.

(2) Includes 391,735 shares held directly, and 108,704 shares which represents John Boreta's share of the Common Stock held by Boreta Enterprises Ltd.

(3) Includes 28 shares held directly, and 3,825 shares which represents Vaso Boreta's share of the Common Stock held by Boreta Enterprises Ltd.

(4) Direct ownership of shares held by Boreta Enterprise Ltd., a limited liability company owned by Vaso, Ronald and John Boreta. Boreta Enterprises Ltd. percentage ownership is as follows:

                Ronald S. Boreta         68.81%
                John Boreta              30.13%
                Vaso Boreta               1.06%

(5) ASI Group LLC is a Nevada limited liability company whose members are Andre K. Agassi and Perry Craig Rogers.

(6)  All shares are owned directly.

(7) Represents shares underlying options exercisable within 60 days held by the named person.

(8) Includes shares beneficially held by the five named Directors and executive officers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Sports Entertainment Enterprises, Inc. ("SPEN"), a publicly-held corporation, owned approximately 67% of the Company's outstanding shares prior to May 8, 2002. Effective as of that date, the shares of the Company held by SPEN were distributed to SPEN shareholders. Vaso Boreta, the Company's Chairman of the Board, is an Officer and Director of SPEN. Ronald S. Boreta, President and a Director of the Company, is a Director and principal shareholder of SPEN. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of SPEN. In addition, John Boreta, the son of Vaso Boreta and the brother of Ronald S. Boreta, is a principal shareholder of SPEN.

     The Company has transactions and relationships with (a) SPEN ("Related Entities"), (b) Vaso Boreta and his wholly owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (c) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President, Ron Boreta, and his brother, John Boreta. The Paradise store, Rainbow store, and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

     Prior to April 4, 2002, the Company had issued various unsecured notes payable to Vaso Boreta, the Company's Chairman, and to the Paradise Store totaling approximately $5,519,862 as of March 31, 2002. This balance includes accrued interest payable of $1,038,026. Effective April 4, 2002, the Company entered into a Forbearance Agreement with Vaso Boreta, the Company's Chairman, and LVDGT Paradise, Inc. ("Lender"), a Nevada corporation owned by Vaso Boreta that owns and operates the Paradise Store. This Forbearance Agreement extended the maturity dates of the notes payable to various dates beginning December 1, 2002 and extending through year 2008. The amounts due are shown as notes payable to affiliate and interest payable to affiliate in the accompanying consolidated balance sheets. The notes bear interest at 10% per annum and are secured by the assets of the Company.

     In February 2002, the Company repaid $76,306 in principal on the Notes. As of December 31, 2002, because the Company did not have the resources to pay the required note payment of $168,363 that was due December 1, 2002, Vaso Boreta demanded payment but since the Company did not have the resources to pay the obligation, Mr. Boreta forgave this note in default and, as a result, the note balance of $168,363 plus accrued interest payable of $71,069 were extinguished and recorded as an extraordinary item - "Gain on extinguishment of debt" in the Company's consolidated financial statements for 2002.

     Interest payments on the Notes have been deferred since inception. The Chairman has agreed to continue deferring payment of the accrued interest until such time as the Company has adequate capital resources to pay such amounts.

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

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

23          Consent of Piercy, Bowler      Filed herewith electronically
            Taylor & Kern

     (b)  REPORTS ON FORM 8-K.  None.

ITEM 14.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES

                           INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Report of Independent Public Accountants ........................  F-1

Consolidated Balance Sheets - December 31, 2002 and 2001 ........  F-2-F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2002 and 2001 ......................................  F-4

Consolidated Statements of Stockholders' Equity Deficiency
for the Years Ended December 31, 2002 and 2001 ..................  F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001 ......................................  F-6

Notes to Consolidated Financial Statements ......................  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of All-American SportPark, Inc.:

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc. and subsidiaries (the " Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1e to the consolidated financial statements, the Company has had recurring losses from continuing operations, and has a working capital deficit and substantial shareholders' equity deficiency at December 31, 2002; these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1e. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ Piercy Bowler Taylor & Kern
                                    PIERCY BOWLER TAYLOR & KERN


Las Vegas, Nevada
March 26, 2003

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

ASSETS

                                                        2002          2001
                                                     ----------    ----------
Current assets:
  Cash                                               $   30,108    $   27,322
  Accounts receivable                                    36,968        90,267
  Prepaid expenses and other                             54,431        83,663
                                                     ----------    ----------
     Total current assets                               121,507       201,252

Leasehold improvements and equipment, net               801,513       881,785
Due from affiliated stores                              136,507       170,574
Note receivable - related party                          20,000        20,000
Due from other related entities                          20,017        30,026
Other assets                                              3,488        12,661
                                                     ----------    ----------

     Total assets                                    $1,103,032    $1,316,298
                                                     ==========    ==========


























The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                  (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
                                                       2002          2001
                                                   ------------  ------------

Current liabilities:
  Current portion of long-term debt                $    106,917  $     79,825
  Current portion of obligations under
    capital leases                                         -           16,358
  Current portion of notes payable to affiliate         200,000          -
  Interest payable to affiliate                          98,658          -
  Accounts payable and accrued expenses                 726,981       786,466
                                                   ------------  ------------
     Total current liabilities                        1,132,556       882,649

Notes payable to affiliate, net of current portion    4,113,473     4,558,142
Interest payable to affiliate                         1,203,260       925,026
Due to affiliated stores                                157,910        72,410
Due to other related entities                           534,099       463,890
Long-term debt, net of current portion                  378,352       438,600
Deferred income                                          82,408       178,929
                                                   ------------  ------------
     Total liabilities                                7,602,058     7,519,646
                                                   ------------  ------------
Minority interest in subsidiary                         285,110       373,724
                                                   ------------  ------------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock, $.001 par
    value, 250,000 shares issued and outstanding at
    December 31, 2001                                      -        2,500,000
  Common Stock, $.001 par value, 10,000,000 shares
    authorized, 3,400,000 and 3,150,000 shares
    issued and outstanding at December 31, 2002
    and 2001, respectively                                3,400         3,150
  Additional paid-in capital                         11,462,882     8,963,132
  Accumulated deficit                               (18,250,418)  (18,043,354)
                                                   ------------  ------------
     Total shareholders' equity deficiency           (6,784,136)   (6,577,072)
                                                   ------------  ------------
Total liabilities and shareholders' equity
  deficiency                                       $  1,103,032  $  1,316,298
                                                   ============  ============






The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                       2002          2001
                                                   ------------  ------------

Revenues                                           $  2,320,184  $  2,425,781
Cost of revenues                                        310,501       328,353
                                                   ------------  ------------
     Gross profit                                     2,009,683     2,097,428
                                                   ------------  ------------
Operating expenses:
  Selling, general and administrative                 1,954,172     2,076,322
  Depreciation and amortization                          85,848        90,061
                                                   ------------  ------------
     Total operating expenses                         2,040,020     2,166,383
                                                   ------------  ------------
Operating loss                                          (30,337)      (68,955)

Interest expense, net                                  (504,766)     (514,449)
Gain on extinguishment of debt (note 4)                 239,425          -
                                                   ------------  ------------
     Loss from continuing operations before
      minority interest                                (295,678)     (583,404)

Minority interest in (income) loss of subsidiary         88,614       (20,371)
                                                   ------------  ------------
     Loss from continuing operations                   (207,064)     (603,775)

DISCONTINUED OPERATIONS:
Loss from disposal of discontinued segment                 -         (373,016)
                                                   ------------  ------------
     Net loss                                      $   (207,064) $   (976,791)
                                                   ============  ============
NET LOSS PER SHARE:
  Basic and diluted:
    Loss from continuing operations                $     (0.06)  $      (0.19)
    Loss from discontinued operations                      -            (0.12)
                                                   ------------  ------------
     Net loss per share                            $      (0.06) $      (0.31)
                                                   ============  ============










The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                            Additional
                    Preferred     Common     Paid-In     Accumulated
                      Stock       Stock      Capital       Deficit        Total
                    ----------    ------    ----------   ------------   -----------
Balances,
January 1, 2001     $7,240,000    $3,150    $ 4,129,745  $(17,066,563)  $(5,693,668)

Purchase and
retirement of
Series A
Convertible Pre-
ferred stock        (4,740,000)               4,735,000                      (5,000)

Exchange of
minority interest
in subsidiary
for land lease
obligation                                       98,387                      98,387

Net loss                                                     (976,791)     (976,791)
                    ----------    ------    -----------  ------------   -----------
Balances,
December 31,
2001                 2,500,000     3,150      8,963,132   (18,043,354)   (6,577,072)

Conversion of
Series B Preferred
stock to Common
stock               (2,500,000)      250      2,499,750                        _

Net loss                                                     (207,064)     (207,064)
                    ----------    ------    -----------   ------------  -----------
Balances,
December 31,
2002                $      _      $3,400    $11,462,882  $(18,250,418)  $(6,784,136)
                    ==========    ======    ===========  ============   ===========













The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                       2002          2001
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (207,064) $   (976,791)
   Adjustment to reconcile net loss to
    net cash provided by (used in) operating
    activities of continuing operations:
     Gain on extinguishment of debt                    (239,425)         -
     Minority interest                                  (88,614)       20,371
     Loss from discontinued operations                     -          373,016
     Depreciation and amortization                       85,848        90,061
     Gain on sale of securities                          (1,061)         -
     Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable         53,299          (678)
      (Increase) decrease in prepaid expenses and
       other                                             38,405        (6,421)
      Increase (decrease) in accounts payable and
       accrued expenses                                 (59,485)      369,515
      Increase in interest payable to shareholder
       and affiliated store                             447,955       429,318
      Increase (decrease) in deferred income            (96,521)           10
                                                   ------------  ------------
        Net cash provided by (used in) operating
         activities of continuing operations            (66,663)      298,401
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                       76,306          -
  Leasehold improvements expenditures                    (5,576)      (26,844)
                                                   ------------  ------------
        Net cash provided by (used in)
         investing activities of continuing
         operations                                      70,730       (26,844)
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and other related entities                     58,193      (295,737)
  Proceeds of loan from affiliated store                 66,346          -
  Principal payments on notes payable
    to shareholder                                      (76,306)         -
  Cash paid to redeem preferred stock                      -           (5,000)
  Principal payments on notes payable and
   capital leases                                       (49,514)      (72,618)
                                                   ------------  ------------
       Net cash used in financing activities
        of continuing operations                         (1,281)     (373,355)
                                                   ------------  ------------
NET CASH USED IN DISCONTINUED OPERATIONS                   -          (21,436)
                                                   ------------  ------------
NET INCREASE (DECREASE) IN CASH                           2,786      (123,234)
CASH, beginning of period                                27,322       150,556
                                                   ------------  ------------
CASH, end of period                                $     30,108  $     27,322
                                                   ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                           $     50,656  $     59,809
                                                   ============  ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Land lease obligation exchanged for
   common stock of subsidiary                      $       -     $    451,740
                                                   ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of All-American SportPark, Inc. ("AASP"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company". For year 2001 amounts, the financial statements also include the accounts of AASP's discontinued SportPark subsidiary, SportPark Las Vegas, Inc. ("SPLV"), that was dissolved as a Nevada corporation in February 2002. All significant intercompany accounts and transactions have been eliminated. The continuing operations of the Callaway Golf Center ("CGC") are included in AAGC.

b.   COMPANY BACKGROUND AND CONTINUING BUSINESS ACTIVITIES

     Prior to April 5, 2002, the Company had issued and outstanding 3,150,000 shares of common stock and 250,000 shares of Series B convertible preferred stock. SPEA owned 2,000,000 of the Company's common shares outstanding and all of the Series B preferred shares that combined represented an approximate 66% ownership in the Company. On April 5, 2002, SPEA elected to convert its Series B convertible preferred stock into common stock on a 1 for 1 basis. As such, commencing April 5, 2002, the Company had issued and outstanding 3,400,000 shares of common stock and no Series B preferred stock.

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

c.   DISCONTINUED OPERATIONS

     At the end of year 2000, management of the Company formalized a plan to dispose of the SportPark facility because (1) historically, the property had sustained substantial losses, and (2) it was not expected that future results would improve without substantial capital investment; the Company did not have the resources to make such an investment.

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

     In addition, all common stock of SPEN owned by the Company's Chairman, its President and a related entity that had been pledged to and held by the Landlord pursuant to the original SportPark financing was returned unencumbered.

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

     In regard to the Restructuring and Settlement Agreement, the Company recorded $353,353 as Minority Interest in the accompanying 2001 consolidated balance sheet representing the Landlord's 35% interest in AAGC as of June 1, 2001. The difference between the amount recorded as Minority Interest and the amount of back rent cancelled by the Landlord of $451,740, has been recorded in the accompanying consolidated balance sheet as Additional Paid-in Capital, inclusive of deferred taxes. Also, because of this transaction, AAGC ceased to qualify to be included as part of the Company's consolidated reporting entity for income tax purposes. As a result, beginning June 1, 2001, AAGC became subject to income taxes on a stand-alone basis.

     Revenues related to discontinued operations totaled $346,033 in 2001.

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

e.   GOING CONCERN MATTERS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the years ended December 31, 2002 and 2001, the Company had net losses of $207,064 and $976,791, respectively. As of December 31, 2002, the Company had positive a working capital deficit of $1,011,049 and a shareholders' equity deficiency of $6,784,136.

     AASP management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. However, in March 2003 (Note 11), the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Part of these settlement proceeds could be used to fund continuing operations. Otherwise, management plans on seeking other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

b.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     Leasehold improvements and equipment (Note 5) are stated at cost. Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or the following estimated useful lives of the assets:

       Furniture and equipment              3-10 years
       Leasehold improvements                 15 years

c.   ADVERTISING

     The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $41,361 and $77,021 in 2002 and 2001, respectively.

d.   RECLASSIFICATIONS

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2002 presentation.

e.   RECOVERABILITY OF LONG-LIVED ASSETS

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

3.   LOSS PER SHARE

     Basic and diluted loss per share is computed by dividing reported net loss from continuing operations, extraordinary items, and discontinued operations by the weighted-average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share was 3,335,616 in 2002 and 3,150,000 in 2001.

4.   RELATED PARTY TRANSACTIONS

     The Company has transactions and relationships with (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store, Rainbow Store, and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to these related parties by the Company approximated $240,000 in 2002 and $260,000 in 2001.

     Prior to April 4, 2002, the Company had issued various unsecured notes payable to the Company's Chairman and to the Paradise Store totaling approximately $5,519,862 as of March 31, 2002. This balance includes accrued interest payable of $1,038,026. Effective April 4, 2002, the Company entered into a Forbearance Agreement with Vaso Boreta, the Company's Chairman, and LVDGT Paradise, Inc. ("Lender"), a Nevada corporation owned by Vaso Boreta that owns and operates the Paradise Store. This Forbearance Agreement extended the maturity dates of the notes payable to various dates beginning December 1, 2002, and extending through year 2008. The amounts due are shown as notes payable to affiliate and interest payable to affiliate in the accompanying consolidated balance sheets. The notes bear interest at 10% per annum and are secured by the assets of the Company.

     Aggregate maturities of these related party notes and the related accrued interest payable for the five years subsequent to December 31, 2002 are as follows:

Year ending:         Principal     Interest       Total
                    -----------   ----------   -----------
   2003             $   200,000   $   98,658   $   298,658
   2004                 400,000      189,887       589,887
   2005                 350,000      162,690       512,690
   2006                 220,000      135,651       355,651
   2007                 110,000       47,788       157,788
Thereafter            3,033,473      667,244     3,700,717
                    -----------   ----------   -----------
                    $ 4,313,473   $1,301,918   $ 5,615,391
                    ===========   ==========   ===========

     In February 2002, the Company repaid $76,306 in principal on the Notes. As of December 31, 2002, because the Company did not have the resources to pay the required note payment, the Lender forgave the note balance of $168,363 and the related accrued interest payable of $71,069 for a total of $239,432. The Lender also agreed to not accelerate the maturities of the remaining notes due to this default although he reserved that right, as provided in the Forbearance Agreement, in the event of future defaults under the terms of the Forbearance Agreement.

     Interest payments on the Notes have been deferred since inception. The Chairman has agreed to continue deferring future monthly interest as it accrues until such time as the Company has adequate capital resources to pay such amounts.

5.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     Leasehold improvements and equipment included the following as of December 31:

                                               2002           2001
                                           -----------    ----------

     Building                              $   252,866    $  252,866
     Land Improvements                         338,637       338,637
     Furniture and equipment                   258,490       193,267
     Signs                                       7,691         7,691
     Leasehold improvements                    324,414       321,414

     Equipment under capital leases               -           62,648
     Other                                      13,789        13,789
                                           -----------    ----------
                                             1,195,887     1,190,312

     Less accumulated depreciation
       and amortization                       (394,374)     (308,527)
                                           -----------    ----------
                                           $   801,513    $  881,785
                                           ===========    ==========

6.  LONG-TERM DEBT

     The Company has outstanding a promissory note payable to Active Media Services ("Active") in the original amount of $1 million due in quarterly installments of $25,000 through September 2008 without interest. This note has been discounted to reflect its present value.

     Because of cash flow constraints, the Company negotiated an agreement with Active to restructure its payments due under the Note. Certain amounts due under the Note in 2002 have been deferred into 2003. As noted above, the normal quarterly payments are $25,000. In 2003, the amount due for each quarterly payment is $36,667. After 2003, the quarterly installments return to the $25,000 payment.

     Aggregate maturities of long-term debt for the five years subsequent to December 31, 2002, are as follows:

     Year ending:
        2003                     $106,917
        2004                       66,210
        2005                       72,760
        2006                       79,957
        2007                       87,801
     Thereafter                    71,624
                                 --------
     Balance, net of
     unamortized discount of
     $136,398                    $485,269
                                 ========

7.  LEASES

     The land underlying the Callaway Golf Center is leased to AAGC. The lease expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee of AASP.

     The Company was not able to pay its November and December 2002 land lease payments due to cash constraints brought on primarily from legal costs associated with the Company's lawsuit as plaintiff against the general contractor that built the CGC. This lawsuit was settled with the general contractor in March 2003 (Note 11); part of the proceeds of this settlement will be used to pay this past due rent obligation.

     The Company is obligated under various other non-cancelable operating leases for equipment that expire at various dates over the next ten years. Total rent expense for operating leases was $437,674 for 2002 and $439,830 for 2001.

     At December 31, 2002, minimum future lease payments under non-cancelable operating leases of continuing operations are as follows:

              Year ending:

                 2003              $  485,606
                 2004                 478,133
                 2005                 469,738
                 2006                 444,361
                 2007                 448,827
               Thereafter           2,287,923
                                   ----------
                  Total            $4,614,587
                                   ==========

8.  INCOME TAXES

     The components of the deferred tax asset (liability) consisted of the following at December 31:
                                              2002           2001
                                           -----------    -----------
Deferred Tax Liabilities:
  Temporary differences related to:
     Property and Equipment                $  (185,333)   $  (150,833)
     Minority interest                         (87,209)       (87,209)

Deferred Tax Assets:
     Net operating loss carryforward         5,817,741      5,812,039
     Related party interest                    449,961        318,804
     Deferred Income                            28,019         60,836
     Other                                      39,211         39,721
                                           -----------    -----------
Net Deferred Tax Asset Before
  Valuation Allowance                        6,062,390      5,993,358
Valuation allowance                         (6,062,390)    (5,993,358)
                                           -----------    -----------
Net Deferred Tax asset                     $      -       $      -
                                           ===========    ===========

     As of December 31, 2001, the Company has available for income tax purposes approximately $17.2 million in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2018. A one hundred percent valuation allowance has been established against the net deferred tax asset since it appears more likely than not that it will not be realized.

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

     In April 1996, 325,000 options were granted to the Company's President at an exercise price of $3.06, the fair market value on the grant date. These options expired unexercised in April 2001. Because of this expiration, 325,000 new options were granted to the Company's President at an exercise price of $0.055, the market value on the date of grant; these options expire April 30, 2006.

     In October 1999, 50,000 options were granted at an exercise price of $0.65625 per share, the closing market price on the date of grant. These options expire October 28, 2004. In April 2000, 50,000 options were granted at an exercise price of $0.8125 per share, the closing market price on the date of grant. These options expire April 24, 2005.

     1998 Plan. In 1998, the Board of Directors and shareholders approved the 1998 stock incentive plan (the "1998 Plan"). The purpose of the Plan is to advance the interests of the Company and its subsidiaries by enhancing their ability to attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries, through ownership of shares of stock in the Company and cash incentives. The Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of options, stock appreciation rights, restricted stock or unrestricted stock awards, deferred stock awards, or performance awards (in cash or stock), other stock-based awards, or combinations thereof, all as more fully described below.

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

     Other options issued. In 1998, the landlord of the property underlying the CGC was granted 75,000 stock options. These options are exercisable at $4.00 per share through the year 2008. These options vested as to 10,000 shares upon grant, and vest as to 10,000 shares per year until fully vested.

     Pro forma information regarding net income (loss) and earnings (loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002: risk-free interest rate of 4.20; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 2.26; and a weighted-average expected life of 3.43 years. The assumptions for 2001 were: risk-free interest rate of 4.20; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 2.55; and a weighted average expected life of 4.43 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                        YEARS ENDED DECEMBER 31,
                                          2002           2001
                                      ------------    ------------
Net loss
    As reported                       $  (207,064)    $  (976,791)
    Pro forma                            (207,064)       (976,791)
Basic and diluted net loss per share
    As reported                             (0.06)          (0.31)
    Pro forma                               (0.06)          (0.31)

     A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2002 and 2001 is presented below:

                                                 2002                  2001
                                        ---------------------- ----------------------
                                                     Weighted               Weighted
                                                     Average                Average
                                                     Exercise               Exercise
                                         Shares      Price      Shares      Price
                                        ---------------------- ----------------------
Beginning of year                       500,000      $0.78      781,000     $2.85
  Granted                                  -           -        325,000      .06
  Exercised                                -           -           -          -
  Forfeited                                -           -       (250,000)     3.06
  Expired                                  -           -       (356,000)     3.06
                                        ---------------------- ----------------------
End of year                             500,000      $0.78      500,000      $0.78
                                        ====================== ======================
Exercisable at end of year              475,000      $0.61      465,000      $0.54
                                        ====================== ======================
Weighted average fair value
 of options granted                                  $0.02                   $0.06
                                        ====================== ======================

The following table summarizes information about stock options outstanding at December 31, 2002:

                         Options Outstanding           Options Exercisable
                   ---------------------------------- -----------------------
                                Weighted
                                Average      Weighted               Weighted
                                Remaining    Average                Average
                   Number       Contractual  Exercise  Number       Exercise
                   Outstanding  Life (Years) Price     Exercisable  Price
                   ----------------------------------  ----------------------
Range of exercise
 prices
 $0.055-$4.00        500,000      3.43          $0.78    475,000      $0.61
                   ==================================  =====================

10.  COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with its President, as well as other key employees who require the payment of fixed and incentive based compensation.

     AASP has an agreement with the Pepsi-Cola Company ("Pepsi") concerning an exclusive sponsorship agreement for the Callaway Golf Center. Under the agreement, Pepsi receives certain exclusive rights to product display and dispensing of only its products at the Callaway Golf Center in exchange for a series of payments. Pepsi provides the equipment needed to dispense its products. Also, the agreement provides that AASP and Pepsi will participate in joint marketing programs such as promotions on Pepsi's products and local radio advertising as well as Pepsi has the right to provide three marketing events per year. These events are used to promote the business of the Company and Pepsi. The sponsorship agreement terminates in October 2003, unless earlier terminated as provided in the agreement.

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

11.  SUBSEQUENT EVENT

     In March 2003, the Company settled its lawsuit with the general contractor and all other entities except one responsible for the original construction of the CGC. The lawsuit related to construction defects primarily along the driving range "tee line". The amount of the settlement was $880,000 received in cash by the Company. The Company continued its lawsuit against the one remaining contractor that did not settle along with the general contractor and the Company was awarded a court judgment against said contractor in the amount of $660,000. The defendant contractor is opposing the judgment and is expected to appeal.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   ALL-AMERICAN SPORTPARK, INC.



Dated: March 28, 2003               By /s/ Ronald S. Boreta
                                       Ronald S. Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                        DATE


/s/ Vaso Boreta               Chairman of the Board        March 28, 2003
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief             March 28, 2003
Ronald S. Boreta              Executive Officer),
                              Treasurer and Director


/s/ Kirk Hartle               Chief Financial Officer      March 28, 2003
Kirk Hartle



/s/ Robert S. Rosburg         Director                     March 28, 2003
Robert S. Rosburg


/s/ William Kilmer            Director                     March 28, 2003
William Kilmer


                               CERTIFICATIONS

     I, Ronald S. Boreta, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of All-American SportPark, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Ronald S. Boreta
Ronald S. Boreta
Chief Executive Officer
(Principal Executive Officer)


     I, Kirk Hartle, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of All-American SportPark, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Kirk Hartle
Kirk Hartle
Chief Financial Officer
(Principal Financial Officer)


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER OF
                         ALL-AMERICAN SPORTPARK, INC.
                      PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Annual Report on Form 10-KSB of All-American SportPark, Inc. for the year ended December 31, 2002:

     1) Complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of All-American SportPark, Inc.


/s/ Ronald S. Boreta                    /s/ Kirk Hartle
Ronald S. Boreta                        Kirk Hartle
Chief Executive Officer                 Chief Financial Officer
March 28, 2003                          March 28, 2003