Form 10QSB
period 2003-03-31
ALL AMERICAN SPORTPARK INC
filed 2003-05-15
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2003




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

                            Yes X             No___

As of May 12, 2003, 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X




                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2003 and December 31, 2002 ..............       3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2003 and 2002 ........       5

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2003 and 2002 ........       6

         Notes to Consolidated Financial Statements ........       7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation .................................      10

Item 3.  Controls and Procedures ...........................      12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .................................      13

Item 2.  Changes in Securities .............................      13

Item 3.  Defaults Upon Senior Securities ...................      13

Item 4.  Submission of Matters to a Vote of Security
         Holders ...........................................      13

Item 5.  Other Information .................................      13

Item 6.  Exhibits and Reports on Form 8-K ..................      13

SIGNATURES .................................................      14

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2003 AND DECEMBER 31, 2002

ASSETS
                                                 2003             2002
                                             -----------      -----------
                                             (Unaudited)

Current assets:
  Cash                                       $   600,270      $    30,108
  Accounts receivable                             81,142           36,968
  Prepaid expenses and other                      42,528           54,431
                                             -----------      -----------
     Total current assets                        723,940          121,507

Leasehold improvements and equipment, net        791,542          801,513
Due from affiliated stores                       136,733          136,507
Note receivable - related party                   20,000           20,000
Due from other related entities                   39,379           20,017
Other assets                                       3,887            3,488
                                             -----------      -----------
     Total assets                            $ 1,715,481      $ 1,103,032
                                             ===========      ===========































The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2003 AND DECEMBER 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                                 2003             2002
                                             -----------      -----------
                                             (Unaudited)
Current liabilities:
  Current portion of long-term debt          $    95,250      $   106,917
  Current portion of notes payable to
   affiliate                                     200,000          200,000
  Interest payable to affiliate                  103,658           98,658
  Accounts payable and accrued expenses          625,453          726,981
                                             -----------      -----------
     Total current liabilities                 1,024,361        1,132,556

Notes payable to affiliate, net of current
  portion                                      4,113,473        4,113,473
Interest payable to affiliate                  1,306,097        1,203,260
Due to affiliated stores                         175,690          157,910
Due to other related entities                    532,931          534,099
Long-term debt, net of current portion           363,846          378,352
Deferred income                                   58,908           82,408
                                             -----------      -----------
     Total liabilities                         7,575,306        7,602,058
                                             -----------      -----------
Minority interest in subsidiary                  534,084          285,110
                                             -----------      -----------

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued and
   outstanding                                      -                -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares issued
   and outstanding at March 31, 2003 and
   December 31, 2002, respectively                 3,400            3,400
  Additional paid-in capital                  11,462,882       11,462,882
  Accumulated deficit                        (17,860,191)     (18,250,418)
                                             -----------      -----------
     Total shareholders' equity deficiency    (6,393,909)      (6,784,136)
                                             -----------      -----------
Total liabilities and shareholders'
  equity deficiency                          $ 1,715,481      $ 1,103,032
                                             ===========      ===========







The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                 2003             2002
                                             -----------      -----------

Revenues                                     $   614,925      $   588,822
Cost of revenues                                  85,374           70,653
                                             -----------      -----------
     Gross profit                                529,551          518,169
                                             -----------      -----------
Operating expenses:
  Selling, general and administrative            631,637          460,565
  Depreciation and amortization                   16,434           22,210
                                             -----------      -----------
     Total operating expenses                    648,071          482,775
                                             -----------      -----------
Operating income (loss)                         (118,520)          35,394

Interest expense, net                           (122,279)        (127,445)
Other income                                     880,000             -
                                             -----------      -----------
     Income (loss) before minority interest      639,201          (92,051)

Minority interest in (income) loss of
  subsidiary                                    (248,974)           4,943
                                             -----------      -----------
     Net income (loss)                       $   390,227      $   (87,108)
                                             ===========      ===========

NET INCOME (LOSS) PER SHARE:
  Basic and diluted net income (loss)
   per share                                 $      0.11      $     (0.03)
                                             ===========      ===========


















The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                 2003             2002
                                             -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $   390,227      $   (87,108)
    Adjustment to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
    Minority interest                            248,974           (4,943)
    Depreciation and amortization                 16,434           22,210
    Gain on sale of securities                      -              (1,061)
    Changes in operating assets and
     liabilities:
      Increase in accounts receivable            (44,174)          (4,226)
      Decrease in prepaid expenses and other      11,504           24,067
      Decrease in accounts payable and
       accrued expenses                         (101,528)         (51,984)
      Increase in interest payable to
       shareholder and affiliated store          107,837          106,375
      Decrease in deferred income                (23,500)         (25,000)
                                             -----------      -----------
     Net cash provided by (used in)
      operating activities                       605,774          (21,670)
                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                  -              76,306
  Leasehold improvements expenditures             (6,463)            -
                                             -----------      -----------
     Net cash provided by (used in)
       investing activities                       (6,463)          76,306
                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and other related entities              (2,976)          63,786
  Principal payments on notes payable
   to shareholder                                   -             (76,306)
  Principal payments on notes payable and
   capital leases                                (26,173)          (5,680)
                                             -----------      -----------
     Net cash used in financing activities       (29,149)         (18,200)
                                             -----------      -----------
NET INCREASE IN CASH                             570,162           36,436

CASH, beginning of period                         30,108           27,322
                                             -----------      -----------
CASH, end of period                          $   600,270      $    63,758
                                             ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $    12,599      $    13,626
                                             ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of All-American SportPark, Inc. ("AASP"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company. All significant intercompany accounts and transactions have been eliminated. The operations of the Callaway Golf Center ("CGC") are included in AAGC.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2003 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 from which the December 31, 2002 audited balance sheet was derived.

The Company's operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and three tenants: the Saint Andrews Golf Shop retail store, Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,400,000 and 3,150,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

3.  LEASES

The land underlying the Callaway Golf Center is leased to AAGC. The lease expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee of AASP.

The Company was not able to pay its November and December 2002 land lease payments due to cash constraints brought on primarily from legal costs associated with the Company's lawsuit as plaintiff against the general contractor that built the CGC. This lawsuit was settled with the general contractor in March 2003; part of the proceeds of this settlement were used to pay this past due rent obligation of approximately $64,000 in April 2003.

4.  LONG-TERM DEBT

The Company has outstanding a promissory note payable to Active Media Services ("Active") in the original amount of $1 million due in quarterly installments of $25,000 through September 2008 without interest. This note has been discounted to reflect its present value.

Because of cash flow constraints, the Company negotiated an agreement with Active to restructure its payments due under the Note. Certain amounts due under the Note in 2002 were deferred into 2003. As noted above, the normal quarterly payments are $25,000. In 2003, the amount due for each quarterly payment is $36,667. The required payment was made as scheduled on March 31, 2003. After 2003, the quarterly installments return to the $25,000 payment.

5.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store, Rainbow Store, and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to these related parties by the Company approximated $60,000 for the quarters ended March 31, 2003 and 2002.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred net losses. As of March 31, 2003, the Company had a working capital deficit of $300,421 and a shareholders' equity deficiency of $6,393,909.

AASP management believes that its operations, and existing cash balances of $600,270 as of March 31, 2003, will be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $200,000 was used to pay outstanding legal and expert fee costs related to the lawsuit. Part of these settlement proceeds are expected to fund continuing operations. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

7.   SUBSEQUENT EVENTS

In April 2003, the Company paid approximately $200,000 to reduce obligations due related parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes included in this report.

OVERVIEW

The Company's operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center. In May 2001, the Company issued a 35% interest in the Callaway Golf Center to the property's landlord in exchange for forgiveness of back rent due the landlord.

RESULTS OF OPERATIONS   THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2002

     REVENUES. Revenues of the Callaway Golf Center ("CGC") increased 4.4% to $614,925 in 2003 compared to $588,822 in 2002. This increase is due mainly to an approximate 4% increase in revenue from golf course rounds played and a 15% increase in revenue from driving range buckets sold in 2003 compared to 2002. The increase in revenues is attributed to more favorable weather conditions in January and March 2003 compared to the same months in 2002.

     COST OF REVENUES. Cost of revenues increased 20.8%, to $85,374 in 2003 compared to $70,653 in 2002. Cost of revenues as a percentage of Revenues was
13.9 in 2003 compared to 12.0% in 2002. This increase is due mainly to higher direct payroll costs related to restructuring of staffing in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 37.1% to $631,637 in 2003 compared to $460,565 in 2002 due almost exclusively to an approximate $172,000 increase in legal fees and costs associated with the Company lawsuit as plaintiff against the general contractor that built the CGC.

     NET INCOME (LOSS). Net income was $390,227 in 2003 compared to a net loss of $87,108 for 2002. The primary differences in 2003 compared to 2002 are as follows: (1) the Company received an $880,000 settlement from a lawsuit filed against the general contractor that built the CGC; this was offset by (2) approximately $175,000 more in legal fees in 2003 than 2002 related to this lawsuit, and (3) minority interest of $248,974 calculated as 35% of the income generated by the CGC which is due almost entirely to the income generated from the lawsuit settlement.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had a working capital deficit of $300,421 and a shareholders' equity deficiency of $6,393,909.

AASP management believes that its operations, and existing cash balances of $600,270 as of March 31, 2003, will be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. However, in its report on the Company's annual financial statements for 2002, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $200,000 was used to pay outstanding legal and expert fee costs related to the lawsuit. Part of these settlement proceeds are expected to fund continuing operations. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

Working capital needs have been helped by deferring payments of interest and notes payable balances due to an Affiliate. Management believes that additional deferrals of such payments could be negotiated, if necessary.

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:


         99.1     Certification of Chief       Filed herewith
                  Executive Officer Pursuant   electronically
                  to 18 U.S.C. Section 1350

         99.2     Certification of Chief       Filed herewith
                  Financial Officer Pursuant   electronically
                  to 18 U.S.C. Section 1350

         (b)  Reports on Form 8-K.  None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  May 15, 2003               By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer

Date:  May 15, 2003               By:/s/ Kirk Hartle
                                     Kirk Hartle, Chief Financial Officer


                               CERTIFICATIONS

     I, Ronald Boreta, Chief Executive Officer, certify that:

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

Date:  May 15, 2003



/s/ Ronald Boreta
Ronald Boreta
Chief Executive Officer
(Principal Executive Officer)


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


Date:  May 15, 2003



/s/ Kirk Hartle
Kirk Hartle
Chief Financial Officer
(Principal Financial Officer)