Form 10QSB
period 2003-06-30
ALL AMERICAN SPORTPARK INC
filed 2003-08-12
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2003

                       Commission File Number: 0-24970


                        ALL-AMERICAN SPORTPARK, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)




           Nevada                                      88-0203976
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


          6730 South Las Vegas Boulevard, Las Vegas, Nevada  89119
         -----------------------------------------------------------
         (Address of principal executive offices including zip code)


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

                         Yes [X]             No [ ]

As of August 12, 2003, 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]













                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         June 30, 2003 and December 31, 2002                        3

         Consolidated Statements of Operations
         Three Months Ended June 30, 2003 and 2002                  5

         Consolidated Statements of Operations
         Six Months Ended June 30, 2003 and 2002                    6

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2003 and 2002                    7

         Notes to Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                         11

Item 3.  Control and Procedures                                    13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                         14

Item 2.  Changes in Securities                                     14

Item 3.  Defaults Upon Senior Securities                           14

Item 4.  Submission of Matters to a Vote of Security Holders       14

Item 5.  Other Information                                         14

Item 6.  Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                         15

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

ASSETS

                                                    2003           2002
                                                 ----------     ----------
                                                 (Unaudited)

Current assets:
  Cash                                           $  326,219     $   30,108
  Accounts receivable                                46,215         36,968
  Prepaid expenses and other                         62,588         54,431
                                                 ----------     ----------
     Total current assets                           435,022        121,507

Leasehold improvements and equipment, net           780,970        801,513
Due from affiliated stores                          137,490        136,507
Note receivable - related party                      20,000         20,000
Due from other related entities                      67,070         20,017
Other assets                                          3,954          3,488
                                                 ----------     ----------
     Total assets                                $1,444,506     $1,103,032
                                                 ==========     ==========





























The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                                    2003           2002
                                                 ----------     ----------
                                                 (Unaudited)

Current liabilities:
  Current portion of long-term debt            $    119,761   $    106,917
  Current portion of notes payable to
   affiliate                                        200,000        200,000
  Interest payable to affiliate                     103,658         98,658
  Accounts payable and accrued expenses             407,576        726,981
                                               ------------   ------------
     Total current liabilities                      830,995      1,132,556

Notes payable to affiliate, net of current
 portion                                          4,113,473      4,113,473
Interest payable to affiliate                     1,413,934      1,203,260
Due to affiliated stores                            106,877        157,910
Due to other related entities                       522,951        534,099
Long-term debt, net of current portion              349,455        378,352
Deferred income                                      31,728         82,408
                                               ------------   ------------
     Total liabilities                            7,369,413      7,602,058
                                               ------------   ------------
Minority interest in subsidiary                     537,867        285,110
                                               ------------   ------------

Shareholders' equity deficiency:
 Series B Convertible Preferred Stock,
  $.001 par value, no shares issued
  and outstanding                                      -              -
Common Stock, $.001 par value, 10,000,000
 shares authorized, 3,400,000 shares issued
 and outstanding at June 30, 2003 and
 December 31, 2002, respectively                      3,400          3,400
Additional paid-in capital                       11,462,882     11,462,882
Accumulated deficit                             (17,929,056)   (18,250,418)
                                               ------------   ------------

     Total shareholders' equity deficiency       (6,462,774)    (6,784,136)
                                               ------------   ------------
Total liabilities and shareholders'
 equity deficiency                             $  1,444,506   $  1,103,032
                                               ============   ============





The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                    2003           2002
                                                 ----------     ----------

Revenues                                         $  663,811     $  674,660
Cost of revenues                                     82,307         77,081
                                                 ----------     ----------
     Gross profit                                   581,504        597,579
                                                 ----------     ----------
Operating expenses:
 Selling, general and administrative                512,168        485,688
 Depreciation and amortization                       16,972         23,167
                                                 ----------     ----------
     Total operating expenses                       529,140        508,855
                                                 ----------     ----------
Operating income                                     52,364         88,724

Interest expense, net                              (117,446)      (126,854)
                                                 ----------     ----------
     Loss before minority interest                  (65,082)       (38,130)

Minority interest in income of subsidiary            (3,783)        (7,605)
                                                 ----------     ----------
     Net loss                                    $  (68,865)    $  (45,735)
                                                 ==========     ==========

NET LOSS PER SHARE:
 Basic and diluted net loss per share            $    (0.02)    $    (0.01)
                                                 ==========     ==========





















The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                    2003           2002
                                                 ----------     ----------

Revenues                                         $1,278,736     $1,263,482
Cost of revenues                                    167,681        147,734
                                                 ----------     ----------
     Gross profit                                 1,111,055      1,115,748
                                                 ----------     ----------

Operating expenses:
 Selling, general and administrative              1,143,805        946,253
 Depreciation and amortization                       33,406         45,377
                                                 ----------     ----------
     Total operating expenses                     1,177,211        991,630

Operating income (loss)                             (66,156)       124,118

Interest expense, net                              (239,725)      (254,299)

Other income                                        880,000           -
                                                 ----------     ----------
     Income (loss) before minority interest         574,119       (130,181)

Minority interest in income of subsidiary          (252,757)        (2,662)
                                                 ----------     ----------
     Net income (loss)                           $  321,362     $ (132,843)
                                                 ==========     ==========
NET INCOME (LOSS) PER SHARE:

 Basic and diluted net income (loss)
  per share                                      $     0.09     $    (0.04)
                                                 ==========     ==========

















The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                    2003           2002
                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $  321,362     $ (132,843)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Minority interest                               252,757          2,662
    Depreciation and amortization                    33,406         45,377
    Gain on sale of securities                         -            (1,061)
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (9,247)       (10,407)
     (Increase) decrease in prepaid expenses
       and other                                     (8,623)        35,754
     Decrease in accounts payable and accrued
       expenses                                    (319,405)      (118,488)
     Increase in interest payable to
       shareholder and affiliated store             215,674        211,797
     Decrease in deferred income                    (50,680)       (50,001)
                                                 ----------     ----------
     Net cash provided by (used in)
      operating activities                          435,244        (17,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of securities                      -            76,306
 Leasehold improvements                             (12,863)          (578)
                                                 ----------     ----------
     Net cash provided by (used in)
      investing activities                          (12,863)        75,728

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in due to affiliated
  stores and other related entities                (110,217)        34,618
  Principal payments on notes payable
   to shareholder                                      -           (76,306)
  Principal payments on notes payable and
   capital leases                                   (16,053)       (21,460)
                                                 ----------     ----------
     Net cash used in financing activities         (126,270)       (63,148)
                                                 ----------     ----------
NET INCREASE (DECREASE) IN CASH                     296,111         (4,630)
CASH, beginning of period                            30,108         27,322
                                                 ----------     ----------
CASH, end of period                              $  326,219     $   22,692
                                                 ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                          $   47,907     $   26,784
                                                 ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of All-American SportPark, Inc. ("AASP"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company." All significant intercompany accounts and transactions have been eliminated. The operations of the Callaway Golf Center ("CGC") are included in AAGC.

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2003, and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, from which the December 31, 2002 audited balance sheet information was derived.

The Company's operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip". The Callaway Golf Center includes the Divine Nine par 3 golf course, fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and three tenants: the Saint Andrews Golf Shop retail store (Note 5), Giant Golf teaching academy, and the Bistro 10 restaurant and bar.

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,400,000 and 3,389,011 for the three-month periods, and 3,400,000 and 3,270,166 for the six-month periods ended June 30, 2003 and 2002, respectively.

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

Because of cash flow constraints, the Company negotiated an agreement with Active to restructure its payments due under the Note. Certain amounts due under the Note in 2002 were deferred into 2003. As noted above, the normal quarterly payments are $25,000. In 2003, the amount due for each quarterly payment is $36,667. The required payments have been made for the quarters ended March 31 and June 30, 2003. After 2003, the quarterly installments return to the $25,000 payment.

5.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store, Rainbow Store, and SAGS are referred to herein as the "Affiliated Stores." The types of costs and expenses that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to these related parties by the Company approximated $60,000 for the quarters ended June 30, 2003 and 2002.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred net losses. As of June 30, 2003, the Company had a working capital deficit of $395,973 and a shareholders' equity deficiency of $6,462,774.

AASP management believes that its operations, and existing cash balances of $326,219 as of June 30, 2003, will likely be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months, although this cannot be assured. In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $200,000 was used to pay outstanding legal and expert fee costs related to the lawsuit. Also, in the second quarter, approximately $230,000 was used to reduce obligations to related parties. Part of these settlement proceeds is expected to fund continuing operations. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

7.   SUBSEQUENT EVENT

In August 2003, the Company paid approximately $100,000 to reduce obligations due related parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related notes included in this report.

OVERVIEW

The Company's operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

     REVENUES. Revenues of the Callaway Golf Center ("CGC") decreased 1.6% to $663,811 in 2003 compared to $674,660 in 2002. This decrease is due mainly to an approximate 2% decrease in golf course rounds played due to less favorable weather conditions in 2003.

     COST OF REVENUES. Cost of revenues increased 6.8%, to $82,307 in 2003 compared to $77,081 in 2002. Cost of revenues as a percentage of Revenues was
12.4 in 2003 compared to 11.4% in 2002. This increase is due mainly to driving range equipment repairs in 2003 that did not occur in 2002.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 5.5% to $512,168 in 2003 compared to $485,688 in 2002 due almost exclusively to legal fees and costs associated with the Company's lawsuit as plaintiff against the general contractor that built the CGC.

     INTEREST EXPENSE, NET. Interest expense, net decreased 7.4% to $117,446 in 2003 compared to $126,854 in 2002. The decrease in 2003 is attributed to $168,363 less in notes payable in 2003; $168,363 in notes payable were forgiven by an affiliate of the Company at the end of 2002.

     RESULTS OF OPERATIONS   SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2002

     REVENUES. Revenues of the Callaway Golf Center ("CGC") increased 1.2% to $1,278,736 in 2003 compared to $1,263,482 in 2002. This increase is due mainly to more favorable weather conditions in the first quarter of 2003 compared to 2002.

     COST OF REVENUES. Cost of revenues increased 13.5%, to $167,681 in 2003 compared to $147,734 in 2002. Cost of revenues as a percentage of Revenues was 13.1% in 2003 compared to 11.7% in 2002. This increase is due mainly to driving range equipment repairs in 2003 that did not occur in 2002.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 20.9% to $1,143,805 in 2003 compared to $946,253 in 2002 due almost exclusively to legal fees and costs associated with the Company's lawsuit as plaintiff against the general contractor that built the CGC. Approximately $200,000 in legal fees and costs were incurred for this lawsuit; it was settled with the general contractor in March 2003.

     INTEREST EXPENSE, NET. Interest expense, net decreased 5.7% to $239,725 in 2003 compared to $254,299 in 2002. The decrease in 2003 is attributed to $168,363 less in notes payable in 2003; $168,363 in notes payable were forgiven by an affiliate of the Company at the end of 2002.

     NET INCOME (LOSS). Net income was $321,362 in 2003 compared to a net loss in 2002 of $132,843. The primary differences in 2003 are described above coupled with income derived from the Company's settlement for $880,000 of its lawsuit as plaintiff against the general contractor that built the CGC.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, the Company had a working capital deficit of $395,973 and a shareholders' equity deficiency of $6,462,774.

     AASP management believes that its operations, and existing cash balances of $326,219 as of June 30, 2003, will likely be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months, although this cannot be assured. However, in its report on the Company's annual financial statements for 2002, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $200,000 was used to pay outstanding legal and expert fee costs related to the lawsuit. Also, in the second quarter of 2003, approximately $230,000 was used to reduce obligations to related parties. Part of these settlement proceeds is expected to fund continuing operations. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          31.1     Certification of Chief          Filed herewith
                   Executive Officer Pursuant      electronically
                   to Section 302 of the
                   Sarbanes-Oxley Act of 2002

          31.2     Certification of Chief          Filed herewith
                   Financial Officer Pursuant      electronically
                   to Section 302 of the
                   Sarbanes-Oxley Act of 2002

          32.1     Certification of Chief          Filed herewith
                   Executive Officer Pursuant      electronically
                   to 18 U.S.C. Section 1350

          32.2     Certification of Chief          Filed herewith
                   Financial Officer Pursuant      electronically
                   to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K.  None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALL-AMERICAN SPORTPARK, INC.


Date:  August 12, 2003               By:/s/ Ronald Boreta
                                        Ronald Boreta, President and
                                        Chief Executive Officer


Date:  August 12, 2003               By:/s/ Kirk Hartle
                                        Kirk Hartle, Chief Financial Officer