Form 10QSB
period 2003-09-30
ALL AMERICAN SPORTPARK INC
filed 2003-11-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 2003




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

                            Yes X             No___

As of November 12, 2003, 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X




                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 2003 and December 31, 2002 ...................  3

         Consolidated Statements of Operations
         Three Months Ended September 30, 2003 and 2002 .............  5

         Consolidated Statements of Operations
         Nine Months Ended September 30, 2003 and 2002 ..............  6

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2003 and 2002 ..............  7

         Notes to Consolidated Financial Statements .................  8

Item 2.  Management's Discussion and Analysis or
         Plan of Operation .......................................... 11

Item 3.  Controls and Procedures .................................... 14

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .......................................... 14

Item 2.  Changes in Securities ...................................... 14

Item 3.  Defaults Upon Senior Securities ............................ 14

Item 4.  Submission of Matters to a Vote of Security
         Holders .................................................... 14

Item 5.  Other Information .......................................... 14

Item 6.  Exhibits and Reports on Form 8-K ........................... 14

SIGNATURES .......................................................... 15

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

ASSETS

                                                   2003           2002
                                                ----------     ----------
                                                (Unaudited)
Current assets:
  Cash                                          $   61,421     $   30,108
  Accounts receivable                               50,756         36,968
  Prepaid expenses and other                        40,812         54,431
                                                ----------     ----------
     Total current assets                          152,989        121,507

Leasehold improvements and equipment, net          818,937        801,513
Due from affiliated stores                         145,070        136,507
Note receivable - related party                     20,000         20,000
Due from other related entities                     88,116         20,017
Other assets                                         5,909          3,488
                                                ----------     ----------
     Total assets                               $1,231,021     $1,103,032
                                                ==========     ==========



























The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                                   2003           2002
                                                -----------    -----------
                                                (Unaudited)

Current liabilities:
  Current portion of long-term debt             $   108,094    $   106,917
  Current portion of notes payable to affiliate     200,000        200,000
  Interest payable to affiliate                     103,658         98,658
  Accounts payable and accrued expenses             359,224        726,981
                                                -----------    -----------
     Total current liabilities                      770,976      1,132,556

Notes payable to affiliate, net of current
 portion                                          4,113,473      4,113,473
Interest payable to affiliate                     1,521,771      1,203,260
Due to affiliated stores                            176,655        157,910
Due to other related entities                       419,721        534,099
Long-term debt, net of current portion              334,219        378,352
Deferred income                                       6,608         82,408
                                                -----------    -----------
     Total liabilities                            7,343,423      7,602,058
                                                -----------    -----------

Minority interest in subsidiary                     488,202        285,110

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock, $.001
   par value, no shares issued and outstanding         -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares issued
   and outstanding at September 30, 2003 and
   December 31, 2002, respectively                    3,400          3,400
  Additional paid-in capital                     11,462,882     11,462,882
  Accumulated deficit                           (18,066,886)   (18,250,418)
                                                -----------    -----------
     Total shareholders' equity deficiency       (6,600,604)    (6,784,136)
                                                -----------    -----------
Total liabilities and shareholders'
 equity deficiency                              $ 1,231,021    $ 1,103,032
                                                ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                   2003           2002
                                                -----------    -----------

Revenues                                        $   504,883    $   515,491
Cost of revenues                                     90,910         98,694
                                                -----------    -----------
     Gross profit                                   413,973        416,797
                                                -----------    -----------

Operating expenses:
   Selling, general and administrative              469,374        517,244
   Depreciation and amortization                     17,002         21,669
                                                -----------    -----------
     Total operating expenses                       486,376        538,913
                                                -----------    -----------
Operating loss                                      (72,403)      (122,116)

Interest expense, net                              (115,092)      (126,575)
                                                -----------    -----------
     Loss before minority interest                 (187,495)      (248,691)
                                                -----------    -----------

Minority interest in income of subsidiary            49,665         60,178
                                                -----------    -----------
     Net loss                                   $  (137,830)   $  (188,513)
                                                ===========    ===========
NET LOSS PER SHARE:
  Basic and diluted net loss per share          $     (0.04)   $     (0.06)
                                                ===========    ===========
















The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                   2003           2002
                                                -----------    -----------

Revenues                                        $ 1,783,619    $ 1,778,973
Cost of revenues                                    266,730        294,154
                                                -----------    -----------
     Gross profit                                 1,516,889      1,484,819
                                                -----------    -----------

Operating expenses:
  Selling, general and administrative             1,605,040      1,415,771
  Depreciation and amortization                      50,408         67,046
                                                -----------    -----------
     Total operating expenses                     1,655,448      1,482,817
                                                -----------    -----------

Operating income (loss)                            (138,559)         2,002

Interest expense, net                              (354,817)      (380,874)
Other income                                        880,000           -
                                                -----------    -----------
     Income (loss) before minority interest         386,624       (378,872)

Minority interest in income of subsidiary          (203,092)        57,516
                                                -----------    -----------
     Net income (loss)                          $   183,532    $  (321,356)
                                                ===========    ===========

NET INCOME (LOSS) PER SHARE:
  Basic and diluted net income (loss)
   per share                                    $      0.05    $     (0.10)
                                                ===========    ===========













The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (Unaudited)

                                                   2003           2002
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   183,532    $  (321,356)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
     Minority interest                              203,092        (57,516)
     Depreciation and amortization                   50,408         67,046
     Gain on sale of securities                        -            (1,061)
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable     (13,788)           999
     Decrease in prepaid expenses and other          11,198         21,257
     Increase (decrease) in accounts payable
      and accrued expenses                         (367,757)         3,804
     Increase in interest payable to shareholder
      and affiliated store                          323,511        337,093
     Decrease in deferred income                    (75,800)       (75,000)
                                                -----------    -----------
     Net cash provided by (used in)
      operating activities                          314,396        (24,734)
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                     -            76,306
  Leasehold improvements                            (67,832)        (3,577)
                                                -----------    -----------
     Net cash provided by (used in)
      investing activities                          (67,832)        72,729
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and other related entities               (172,295)        44,177
  Principal payments on notes payable
    to shareholder                                     -           (76,306)
  Principal payments on notes payable and
    capital leases                                  (42,956)       (13,695)
                                                -----------    -----------
     Net cash used in financing activities         (215,251)       (45,824)
                                                -----------    -----------
NET INCREASE IN CASH                                 31,313          2,171

CASH, beginning of period                            30,108         27,322
                                                -----------    -----------
CASH, end of period                             $    61,421    $    29,493
                                                ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        $    57,407    $    39,469
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

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2003, and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

Certain reclassifications have been made to the 2002 interim financial statements for comparability with the current period.

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

2.   INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,400,000 for the three-month periods, and 3,400,000 and 3,313,919 for the nine-month periods ended September 30, 2003 and 2002, respectively.

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

Because of cash flow constraints, the Company negotiated an agreement with Active to restructure its payments due under the Note. Certain amounts due under the Note in 2002 were deferred into 2003. As noted above, the normal quarterly payments are $25,000. In 2003, the amount due for each quarterly payment is $36,667. The required payments have been made in 2003. After 2003, the quarterly installments return to $25,000.

5.   RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store, Rainbow Store, and SAGS are referred to herein as the "Affiliated Stores." The types of costs and expenses that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to these related parties by the Company approximated $60,000 for the quarters ended September 30, 2003 and 2002.

In the third quarter of 2003, SAGS secured financing on behalf of AAGC to construct a pylon sign at the entrance of the golf center facility. The total financing for the sign will be approximately $170,000; $45,000 has been drawn down to begin fabrication of the sign. The balance of $125,000 is expected to be drawn down when the sign is installed which is expected to be early 2004. SAGS pays the debt service on the financing and bills AAGC for the amount paid. The financing is for five years with monthly payments of approximately $3,500.

6.   GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred net losses. As of September 30, 2003, the Company had a working capital deficit of $617,987 and a shareholders' equity deficiency of $6,600,604.

AASP management believes that its operations, and existing cash balances of $61,421 as of September 30, 2003, may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $250,000 was used to pay outstanding legal and expert fee costs related to the lawsuit. Also, approximately $350,000 was used to reduce obligations to related parties. The balance of the proceeds have been used in funding operations.

In connection with the settlement described above, a subcontractor involved in that matter elected not to settle and subsequently, the Company prevailed in a judgment against said subcontractor in the amount of $660,000. The subcontractor has appealed; a settlement meeting is scheduled for late November 2003. If a settlement can be reached, the settlement proceeds may be used to fund operations.

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

The Callaway Golf Center has generated positive cash flow since 1998. However, this positive cash flow is used to fund corporate overhead.

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

7.   SUBSEQUENT EVENT

In November 2003, SAGS loaned the Company $50,000 to fund operations. The loan is for one year with interest accruing at ten percent per annum.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following information should be read in conjunction with the Company's consolidated financial statements and related notes included in this report.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options.

     The Company does not employ any other accounting policies and estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

OVERVIEW

     The Company's operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center.

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     REVENUES. Revenues of the Callaway Golf Center ("CGC") decreased 2.1% to $504,883 in 2003 compared to $515,491 in 2002. This decrease is due mainly to an approximate 2% decrease in golf course rounds played due to less favorable weather conditions in 2003.

     COST OF REVENUES. Cost of revenues decreased 7.9%, to $90,910 in 2003 compared to $98,694 in 2002. Cost of revenues as a percentage of Revenues was 18.0% in 2003 compared to 19.1% in 2002. This decrease is due mainly to lower direct payroll costs resulting from better staff management.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased 9.3% to $469,374 in 2003 compared to $517,244 in 2002 due to (1) lower legal and professional fees for AASP totaling about $35,000, and (2) approximately $12,000 lower administrative payroll costs for AAGC.

     INTEREST EXPENSE, NET. Interest expense, net decreased 9.1% to $115,092 in 2003 compared to $126,575 in 2002. The decrease in 2003 is attributed to $168,363 less in notes payable in 2003; $168,363 in notes payable were forgiven by an affiliate of the Company at the end of 2002.

RESULTS OF OPERATIONS   NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     REVENUES. Revenues of the Callaway Golf Center ("CGC") increased 0.3% to $1,783,619 in 2003 compared to $1,778,973 in 2002. This increase is due mainly to more favorable weather conditions in the first quarter of 2003 compared to 2002 nearly offset completely by less favorable weather conditions in the third quarter of 2003.

     COST OF REVENUES. Cost of revenues decreased 9.3%, to $266,730 in 2003 compared to $294,154 in 2002. Cost of revenues as a percentage of Revenues was 15.0% in 2003 compared to 16.5% in 2002. This decrease is due mainly to lower direct payroll costs resulting from better staff management.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased 13.4% to $1,605,040 in 2003 compared to $1,415,771 in 2002 due almost exclusively to legal fees and costs associated with the Company's lawsuit as plaintiff against the general contractor that built the CGC. Approximately $200,000 in legal fees and costs were incurred for this lawsuit; it was settled with the general contractor in March 2003.

     INTEREST EXPENSE, NET. Interest expense, net decreased 6.8% to $354,817 in 2003 compared to $380,874 in 2002. The decrease in 2003 is attributed to $168,363 less in notes payable in 2003; $168,363 in notes payable were forgiven by an affiliate of the Company at the end of 2002.

     NET INCOME (LOSS). Net income was $183,532 in 2003 compared to a net loss in 2002 of $321,356. The primary differences in 2003 are described above coupled with income derived from the Company's settlement for $880,000 of its lawsuit as plaintiff against the general contractor that built the CGC.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, the Company had a working capital deficit of $617,987 and a shareholders' equity deficiency of $6,600,604.

     AASP management believes that its operations, and existing cash balances of $61,421 as of September 30, 2003, may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. Accordingly, in its report on the Company's annual financial statements for 2002, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

     In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $250,000 was used to pay outstanding legal and expert fee costs related to the lawsuit. Also, approximately $350,000 was used to reduce obligations to related parties. The balance of the proceeds have funded operations.

     In connection with the settlement described above, a subcontractor involved in that matter elected not to settle and subsequently, the Company prevailed in a judgment against said subcontractor in the amount of $660,000. The subcontractor has appealed; a settlement meeting is scheduled for late November 2003. If a settlement can be reached, the settlement proceeds may be used to fund operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of September 30, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On September 12, 2000, the Company filed a complaint against Bentar Development, Inc. and Contractors Bonding & Insurance Company in the District Court of Clark County, Nevada, seeking damages for breach of contract, unjust enrichment, and license bond claim. Bentar Development, Inc. was the general contractor on the construction of the Callaway Golf Center. The Company settled the case in March 2003 with Bentar and all other involved parties, except for one subcontractor named Western Technologies. The settlement with Bentar resulted in the Company receiving $880,000 in cash. Subsequent to the settlement, the Company continued its suit against Western Technologies and was awarded a judgment against Western Technologies of $660,000 in March 2003. Western Technologies is opposing the judgment and has filed an appeal with the Nevada Supreme Court. A settlement meeting with a mediator is scheduled for November 18, 2003.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

   31.1   Certification of Chief         Filed herewith
          Executive Officer Pursuant     electronically
          to Section 302 of the
          Sarbanes-Oxley Act of 2002

   31.2   Certification of Chief         Filed herewith
          Financial Officer Pursuant     electronically
          to Section 302 of the
          Sarbanes-Oxley Act of 2002

   32.1   Certification of Chief         Filed herewith
          Executive Officer Pursuant     electronically
          to 18 U.S.C Section 1350

   32.2   Certification of Chief         Filed herewith
          Financial Officer Pursuant     electronically
          to 18 U.S.C Section 1350


   (b)  Reports on Form 8-K.  None.





                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  November 12, 2003         By: /s/ Ronald Boreta
                                    ----------------------------------------
                                    Ronald Boreta, President and
                                    Chief Executive Officer



Date:  November 12, 2003         By: /s/ Kirk Hartle
                                    ----------------------------------------
                                    Kirk Hartle, Chief Financial Officer