Form 10KSB
period 2003-12-31
ALL AMERICAN SPORTPARK INC
filed 2004-03-30
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended:  December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,218,617

As of March 19, 2004, 3,400,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $96,300.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

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

                           BUSINESS OF THE COMPANY

     The Company's operations consist of the Callaway Golf Center ("CGC"), on 42 acres of leased land and is strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 125,000 hotel rooms in Las Vegas, and seven of the top ten largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo to name a few. The CGC is also adjacent to McCarran International Airport that services nearly 35 million visitors annually. The local residential population approximates 1.5 million.

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

     The CGC has a lease agreement with St. Andrews Golf Shop for the provision of sales of golf retail merchandise. The lease is for fifteen years ending in October 2012. The lessee pays a fixed monthly rental for its office and retail space.

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

     On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the land lease for the discontinued SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

     As part of the agreement, the Landlord agreed to waive all liabilities of the Company to the Landlord with respect to the discontinued SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord also agreed to cancel all of the Company's back rent obligations for the Callaway Golf Center for periods through April 30, 2001. The Callaway Golf Center remains an operating business of the Company.

     As part of the transaction, the Company transferred to the Landlord a 35 percent ownership interest in the Company's subsidiary that owns and operates the Callaway Golf Center. This subsidiary is All-American Golf Center, Inc. ("AAGC"). In connection with the issuance of the 35 percent interest in AAGC to the Landlord, the Company and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

     SPONSORSHIP AGREEMENT WITH PEPSI-COLA COMPANY

     In December 1997, the Company entered into a sponsorship agreement with the Pepsi-Cola Company ("Pepsi") under which Pepsi received certain exclusive rights related to the dispensing of its products at the SportPark and CGC.

     In exchange for certain rights, Pepsi agreed to pay the Company a fixed annual cash payment for the term of the agreement such that five total cash payments were received. The Company received all required payments from Pepsi. The sponsorship agreement terminated in October 2003.

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

     FIRST TEE

     In March 2002, the CGC became the official home in Southern Nevada for the national First Tee program. The First Tee program is a national initiative started in November 1997 by the World Golf Foundation. First Tee is sponsored by the PGA Tour, the LPGA, the PGA of America, the United States Golf Association, and Augusta National Golf Club. The First Tee program was formed to eliminate access and affordability issues for children, especially economically disadvantaged children, to participate in the game of golf. In research conducted by the National Golf Foundation, it was noted that only two percent of children through age 17 ever try golf and only five percent of our nation's golfers were minorities. The CGC is proud to be part of the First Tee program and believes it will offer many opportunities for the Company in the years ahead.

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

EMPLOYEES

     As of March 12, 2004, there were 3 full-time and 1 part-time employees at the Company's executive offices, and 7 full-time and 12 part-time employees at CGC.

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

     The CGC has three tenants: (1) The St. Andrews Golf Shop that occupies approximately 4,000 square feet for golf retail sales and pays a fixed monthly rental of $13,104 for its retail and office space. The lease is for fifteen years ending in 2012; (2) Sierra Sportservice occupies about 2,500 square feet for food and beverage services and pays percentage rent depending on the type of sale made (i.e. restaurant, catering, beverage cart). The lease is for ten years ending in 2007; (3) Giant Golf Academy occupies approximately 900 square feet and pays a fixed monthly rental for office space and for use of the golf facilities of approximately $6,500 per month. The lease is for five years ending in 2006 with one five-year option to renew.

ITEM 3.  LEGAL PROCEEDINGS

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On September 12, 2000, the Company filed a complaint against Bentar Development, Inc. and Contractors Bonding & Insurance Company in the District Court of Clark County, Nevada, seeking damages for breach of contract, unjust enrichment, and license bond claim. Bentar Development, Inc. was the general contractor on the construction of the Callaway Golf Center. The Company's claim asserts construction defects related to the CGC's driving range tee line which has experienced large cracks in the concrete and ground level differentials on each side of the cracks of more than one inch as the result of ground subsidence arising primarily from Bentar's failure to properly compact the earth in and around the tee line. The Company settled the case in March 2003 with Bentar and all other involved parties, except for one subcontractor named Western Technologies. The settlement with Bentar resulted in the Company receiving $880,000 in cash. Subsequent to the settlement, the Company continued its suit against Western Technologies and was awarded a judgment against Western Technologies of $660,000 in March 2003. Western Technologies has appealed the judgment and they are in the process of obtaining the court records needed to draft their appeal. Their opening brief is due April 12, 2004. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 (including the judgment, interest, and attorneys fees).

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

                                                  HIGH       LOW
      -----------------------------              -------    -------
      Year Ended December 31, 2003:
       First Quarter                             $ 0.03     $ 0.01
       Second Quarter                            $ 0.15     $ 0.01
       Third Quarter                             $ 0.17     $ 0.04
       Fourth Quarter                            $ 0.12     $ 0.03

      Year Ended December 31, 2002:
       First Quarter                             $ 0.05     $ 0.03
       Second Quarter                            $ 0.06     $ 0.02
       Third Quarter                             $ 0.06     $ 0.01
       Fourth Quarter                            $ 0.02     $ 0.01

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 1, 2004 was approximately 1,000. This does not include approximately 1,000 shareholders who hold stock in their accounts at broker/dealers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options.

     The Company does not employ any other accounting policies and estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

OVERVIEW

     The Company's operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center.

     RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

     REVENUES. Revenues decreased 4.4% to $2,218,617 in 2003 compared to $2,320,184 in 2002. The decrease is due mainly to an approximate 10% decrease in golf course rounds played in 2003 attributed to less favorable weather conditions in the second and fourth quarters of 2003.

     COST OF REVENUES. Cost of revenues increased 11.9% to $347,301 in 2003 compared to $310,501 in 2002. Cost of revenues as a percentage of revenues was 15.6% in 2003 compared to 13.4% in 2002. The increase for 2003 is primarily due to higher direct payroll costs related to restructuring of staffing in 2003, and driving range equipment repairs in 2003 that did not occur in 2002.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of payroll, rent, professional fees and other corporate costs.
The increase of 4.5% to $2,041,668 in 2003 from $1,954,172 in 2002 is due to a combination of (1) a net increase of about $150,000 in legal fees and costs mainly attributed to the Company's lawsuit as plaintiff against the general contractor that built the CGC; this lawsuit was settled with the general contractor in March 2003, offset by (2) lower administrative payroll costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 20.9% to $67,903 in 2003 compared to $85,848 in 2002 due to a lower depreciable asset base in 2003 because several short-lived assets became fully depreciated in 2002.

     INTEREST EXPENSE, NET. Net interest expense decreased 6.7% to $470,895 in 2003 from $504,766 in 2002. The decrease is due mainly to the December 2002 debt forgiveness totaling $239,425 on which interest did not accrue in 2003.

     NET INCOME (LOSS). The Company recorded net income in 2003 of $337,424 compared to a net loss in 2002 of $207,064. The primary differences in 2003 compared to 2002 are as follows: (1) the Company received an $880,000 settlement from a lawsuit filed against the general contractor that built the CGC; (2) about $80,000 more in income in 2003 related to debt forgiveness; these two items were offset by (3) approximately $200,000 more in operating costs in 2003 due mainly to increase legal fees related to the aforementioned lawsuit, and (4) a $240,000 change in minority interest calculated as 35% of the income or loss generated by the CGC.

LIQUIDITY AND CAPITAL RESOURCES

     For reasons described below and in Note 1.d. to the consolidated financial statements, in its report dated February 20, 2004, the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     At December 31, 2003, the Company had a working capital deficit of $1,051,418 and a shareholders' equity deficiency of $6,446,712.

     In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $300,000 was used to pay outstanding legal and expert fee costs related to the lawsuit. Also, approximately $350,000 was used to reduce obligations to related parties. The balance of the proceeds have been used in funding operations.

     In connection with the settlement described above, a subcontractor involved in that matter elected not to settle and subsequently, the Company prevailed in a judgment against said subcontractor in the amount of $660,000, plus interest and attorneys fees, which combined total well over $1 million. The judgement is currently being appealed, and it is possible that it could be reversed. However, management believes that the likelihood of a favorable outcome is good. The subcontractor has since been required to post a bond in excess of $1 million.

     AASP management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As such, management plans on seeking other sources of funding as needed, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

     In 2004, the Company began implementing new marketing strategies that are expected to result in increased revenues during the year.

     In January 2004, AAGC completed Phase I of its turf conversion program that could result in significant cost savings going forward. This turf conversion program, named the Water Smart Landscapes Program, is sponsored by the Southern Nevada Water Authority ("SNWA") and provides a financial incentive to business properties to convert grass areas to "xeriscape", an approach to landscaping that is beautiful and water-efficient. AAGC incurred costs of $94,554 for Phase I of this project, all of which was incurred in 2004. The incentive provided by the SNWA is a price per square foot rebate for area converted, and totaled $187,553 for Phase I. More significantly, ongoing costs for water, electricity, and landscape maintenance are expected to decrease by as much as $50,000 annually.

Phase II of the Company's turf conversion on approximately 130,000 square feet of the golf course is scheduled for later in 2004 at a cost of approximately $39,000. Completion of this phase of the project will further reduce expenses for water and landscaping costs. It is expected that the rebate from the SNWA will more than cover the expenses of this phase of the project.

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

     The Company's current and expected sources of working capital are its cash balances that were $17,521 at December 31, 2003, its operating cash flow of its CGC property, and the settlement proceeds discussed previously. Working capital needs have been helped by deferring payments of interest and notes payable balances due to an Affiliate. Management believes that additional deferrals of such payments could be negotiated, if necessary.

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

     There are no planned material capital expenditures in 2004 other than the turf conversion program described above.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements.

SAFE HARBOR PROVISION

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-16 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of December 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE              POSITIONS AND OFFICES HELD
------------------    ---    ------------------------------------------------

Ronald S. Boreta      41     President, Chief Executive Officer, Treasurer,
                             Secretary and Director

Vaso Boreta           69     Chairman of the Board and Director

Robert R. Rosburg     76     Director

William Kilmer        63     Director

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company.

      The company does not currently have an audit committee. The full Board of Directors serves as the audit committee. The Company has no "audit committee financial expert" on the Board of Directors because, due to the limited size of the Company's operations, it is not deemed necessary to have one. The Company presently has no compensation or nominating committee.

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

CODE OF ETHICS

     The Company has not yet adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to the limited size of the Company's operations and limited financial resources. The Board of Directors may consider adopting a code of ethics in the future.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 2003, 2002 and 2001 from the Company:

                                  SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                              ANNUAL COMPENSATION                 AWARDS
                          ---------------------------   -----------------------
                                                                  SECURITIES
                                             OTHER      RE-       UNDERLYING     ALL
                                             ANNUAL     STRICTED  OPTIONS/      OTHER
NAME AND PRINCIPAL                           COMPEN-    STOCK     SARs          COMPEN-
POSITION            YEAR  SALARY(1)  BONUS   SATION(2)  AWARD(S)  (NUMBER)      SATION
------------------  ----  --------- -------- -------    --------- ------------  ------
Ronald S. Boreta,   2003  $120,000    --     $26,482       --        --           --
 President and CEO  2002  $120,000    --     $26,482       --        --           --
                    2001  $120,000    --     $25,648       --      325,000        --

Kirk Hartle, Chief  2003  $120,000    --        --         --        --           --
 Financial Officer  2002  $116,723    --        --         --        --           --
 (3)
________________

(1)  Includes $27,877 for 2001 deferred by Ron Boreta.  Ron Boreta made this election in
     September 1999 and the deferral ended in June 2001.

(2)  Represents amounts paid for country club memberships for Ronald S. Boreta, an automobile for his personal use, and contributions made by the Company to retirement plans on his behalf.  For 2003, 2002, 2001, respectively, these amounts were
     $11,132, $7,808, and $7,992 for club memberships; $14,600, $18,674, and $14,656 for an automobile; and $0, $0, $3,000 to the Company's supplemental retirement plan.

(3)  Mr. Hartle resigned as Chief Financial Officer effective February 20, 2004.

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

STOCK OPTION PLAN

     During July 1994, the Board of Directors adopted a Stock Option Plan (the "Plan"). The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The number of shares of Common Stock that may be issued under the Plan is 700,000. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. The Board determines vesting provisions at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

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

     In October 1999, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's former Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $0.65625 per share that is equivalent to the closing market price on the date of grant. The options are fully vested and expire October 28, 2004.

     In April 2000, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's former Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $0.8125 per share that is equivalent to the closing market price on the date of grant. The options are fully vested and expire April 24, 2005.

SUPPLEMENTAL RETIREMENT PLAN

     In November 1996, the Company and its majority shareholder, SPEN established a Supplemental Retirement Plan, pursuant to which certain employees selected by the Company's Chief Executive Officer received benefits based on the amount of compensation elected to be deferred by the employee and the amount of contributions made on behalf of the employee by the Company.

     For 2001, the Company made or accrued contributions to the Supplemental Retirement Plan on behalf of Ronald S. Boreta (the President of the Company) in the amount of $3,000. Contributions to this plan ceased in 2002 due to cash flow constraints.

1998 STOCK INCENTIVE PLAN

     During October 1998, the Board of Directors approved, subject to stockholder approval, the 1998 Stock Incentive Plan (the "Plan"), and the Company's shareholders approved the Plan during December 1998.

     The purpose of the Plan is to advance the interests of the Company and its subsidiaries by enhancing their ability to attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries, through ownership of shares of Stock of the Company and cash incentives. The Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of options, stock appreciation rights, restricted stock or unrestricted stock awards, deferred stock awards, or performance awards (in cash or stock), other stock-based awards, or combinations thereof, all as more fully described below. Up to 750,000 shares of Stock may be issued under the Plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 2004, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                    AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-           PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP          OF CLASS
-------------------------         ----------------          --------

Ronald S. Boreta                       975,484 (1)            26.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

ASI Group LLC (5)                      637,044 (6)            18.7%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

John Boreta                            500,439 (2)            14.7%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Boreta Enterprises, Ltd.               360,784 (4)            10.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Vaso Boreta                              3,853 (3)             0.1%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                        1,383                  --
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                           1,383                  --
1853 Monte Carlo Way
Coral Springs, FL  33071

All Directors and Officers             982,103 (7)            25.7%
as a Group (4 persons)
___________________

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

(5) ASI Group LLC is a Nevada limited liability company whose members are Andre K. Agassi and Perry Craig Rogers.

(6)  All shares are owned directly.

(7) Includes shares beneficially held by the four named Directors and executive officers.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2003:

------------------------------------------------------------------------------------
                                                                      Number of
                                                                 securities remain-
                                                                 ing available for
                                                                  future issuance
                      Number of securi-                             under equity
                      ties to be issued     Weighted-average     compensation plans
                      upon exercise of      exercise price of    (excluding securi-
                     outstanding options,  outstanding options,    ties reflected
                     warrants and rights   warrants and rights      in column (a))
   Plan Category             (a)                   (b)                  (c)
-----------------------------------------------------------------------------------
Equity compensation        500,000                $0.78               950,000
plans approved by
security holders
-----------------------------------------------------------------------------------
Equity compensation              0                  --                      0
plans not approved
by security holders
-----------------------------------------------------------------------------------
     Total                 500,000                $0.78               950,000
-----------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Sports Entertainment Enterprises, Inc. ("SPEN"), a publicly-held corporation, owned approximately 67% of the Company's outstanding shares prior to May 8, 2002. Effective as of that date, the shares of the Company held by SPEN were distributed to SPEN's shareholders. Vaso Boreta, the Company's Chairman of the Board, is an Officer and Director of SPEN. Ronald S. Boreta, President and a Director of the Company, is a Director and principal shareholder of SPEN. Robert S. Rosburg and William Kilmer, Directors of the Company, are also Directors of SPEN. In addition, John Boreta, the son of Vaso Boreta and the brother of Ronald S. Boreta, is a principal shareholder of SPEN.

     The Company has transactions and relationships with (a) SPEN ("Related Entities"), (b) Vaso Boreta and his wholly owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (c) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President, Ron Boreta, and his brother, John Boreta. The Paradise store, Rainbow store, and SAGS are referred to herein as the "Affiliated Stores." The types of costs and expenses that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to these related parties by the Company approximated $240,000 in both 2003 and 2002.

     The Company has various notes payable ("Chairman Notes") to an entity owned by the Company's Chairman. These notes are due in varying amounts on December 1 each year through year 2008. The notes bear interest at 10% per annum and are secured by the assets of the Company. The amounts due are shown as notes payable to affiliate and interest payable to affiliate in the accompanying consolidated balance sheets. The note payable and accrued interest payable balances at December 31, 2003 are $4,113,473 and $1,614,607, respectively. The note payable and accrued interest payable balances at December 31, 2002 are $4,313,473 and $1,301,918, respectively.

     In February 2002, the Company repaid $76,306 in principal on the Chairman Notes. The Company did not have the resources to pay the required note payments due December 1, 2002 and 2003. The Chairman forgave the 2002 note balance due of $168,363 and the related accrued interest payable of $71,062 for a total of $239,425; Also, the Chairman forgave the 2003 note balance due of $200,000 and the related accrued interest payable of $116,991 for a total of $316,991. The Lender also agreed to not accelerate the maturities of the remaining notes due to these defaults.

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

     In November and December 2003, SAGS loaned the Company a total of $100,000 to fund operations. The loans are $50,000 each and are both due one year from date of issuance with interest accruing at ten percent per annum. Interest payable at December 31, 2003 is $1,096.

     The Company's Board of Directors believes that the terms of the above transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

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

21          Subsidiaries of the            Incorporated by reference to
            Registrant                     Exhibit 21 to the Registrant's
                                           Form SB-2 Registration Statement
                                           (No. 33-84024)

23          Consent of Piercy, Bowler      Filed herewith electronically
            Taylor & Kern

31          Certification of Chief         Filed herewith electronically
            Executive Officer and
            Principal Financial
            Officer Pursuant to
            Section 302 of the
            Sarbanes-Oxley Act of 2002

32          Certification of Chief         Filed herewith electronically
            Executive Officer and
            Principal Financial
            Officer Pursuant to
            Section 18 U.S.C.
            Section 1350

     (a)  REPORTS ON FORM 8-K.

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years ended December 31, 2003 and 2002 by Piercy Bowler Taylor & Kern for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $22,500 and $25,000, respectively.

AUDIT RELATED FEES

     None.

TAX FEES

     The aggregate fees billed for tax services rendered by Piercy Bowler Taylor & Kern for tax compliance and tax advice for the two fiscal years ended December 31, 2003 and 2002, were $3,000 and $4,000, respectively.

ALL OTHER FEES

     None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     Under provisions of the Sarbanes-Oxley Act of 2002, the Company's principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company's audit committee) must pre-approve the engagement of the Company's principal accountant to provide permissible non-audit services. The Company's Board of Directors has not established any policies or procedures other than those required by applicable laws and regulations. The non-audit services provided by the Company's principal accountant in 2003 were not pre-approved by the Board of Directors, but were incurred prior to the effectiveness of related rules.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders of All-American SportPark, Inc.:

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc. and subsidiary (the " Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the consolidated financial statements, the Company has had recurring losses from continuing operations, and has a working capital deficit and substantial shareholders' equity deficiency at December 31, 2003; these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                    /s/ Piercy Bowler Taylor & Kern

                                    PIERCY BOWLER TAYLOR & KERN






Las Vegas, Nevada
February 20, 2004

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2003 AND 2002

ASSETS
                                                2003            2002
                                             -----------    -----------
Current assets:
  Cash                                       $    17,521    $    30,108
  Accounts receivable                             23,696         36,968
  Prepaid expenses and other                      16,278         54,431
                                             -----------    -----------
     Total current assets                         57,495        121,507

Leasehold improvements and equipment, net        808,112        801,513
Due from affiliated stores                       132,375        136,507
Note receivable - related party                     -            20,000
Due from other related entities                  110,221         20,017
Other assets                                       3,872          3,488
                                             -----------    -----------
     Total assets                            $ 1,112,075    $ 1,103,032
                                             ===========    ===========


































The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2003 AND 2002
                                (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                                2003            2002
                                             -----------    -----------

Current liabilities:
  Current portion of long-term debt          $    66,210    $   106,917
  Current portion of notes payable to
   affiliates                                    500,000        200,000
  Interest payable to affiliates                 230,983         98,658
  Accounts payable and accrued expenses          311,720        726,981
                                             -----------    -----------
     Total current liabilities                 1,108,913      1,132,556

Notes payable to affiliate, net of
  current portion                              3,713,473      4,113,473
Interest payable to affiliate                  1,384,720      1,203,260
Due to affiliated stores                         187,966        157,910
Due to other related entities                    414,547        534,099
Long-term debt, net of current portion           312,141        378,352
Deferred income                                    1,500         82,408
                                             -----------    -----------
     Total liabilities                         7,123,260      7,602,058
                                             -----------    -----------

Minority interest in subsidiary                  435,527        285,110
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at December 31,
   2003 and 2002, respectively                     3,400          3,400
  Additional paid-in capital                  11,462,882     11,462,882
  Accumulated deficit                        (17,912,994)   (18,250,418)
                                             -----------    -----------
     Total shareholders' equity deficiency    (6,446,712)    (6,784,136)

Total liabilities and shareholders'
 equity deficiency                           $ 1,112,075    $ 1,103,032
                                             ===========    ===========







The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                 (CONTINUED)

                                                2003            2002
                                             -----------    -----------

Revenues                                     $ 2,218,617    $ 2,320,184
Cost of revenues                                 347,301        310,501
                                             -----------    -----------
     Total cost of revenues                      347,301        310,501
                                             -----------    -----------

     Gross profit                              1,871,316      2,009,683
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative         2,041,668      1,954,172
   Depreciation and amortization                  67,903         85,848
                                             -----------    -----------
     Total operating expenses                  2,109,571      2,040,020
                                             -----------    -----------
Operating loss                                  (238,255)       (30,337)

Interest expense, net                           (470,895)      (504,766)
Gain on extinguishment of debt                   316,991        239,425
Other income                                     880,000           -
                                             -----------    -----------
     Income (loss) before minority
      interest                                   487,841       (295,678)

Minority interest in (income) loss of
 subsidiary                                     (150,417)        88,614
                                             -----------    -----------
     Net income (loss)                       $   337,424    $  (207,064)
                                             ===========    ===========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income (loss)
  per share                                  $      0.10    $     (0.06)
                                             ===========    ===========












The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                 ADDITIONAL
                         PREFERRED     COMMON     PAID-IN      ACCUMULATED
                           STOCK       STOCK      CAPITAL        DEFICIT        TOTAL
                         -----------   ------   -----------   ------------   -----------
Balances,
January 1, 2002          $ 2,500,000   $3,150   $ 8,963,132   $(18,043,354)  $(6,577,072)

Conversion of Series
B Preferred Stock to
Common stock              (2,500,000)     250     2,499,750                         -

Net loss                                                          (207,064)     (207,064)
                         -----------   ------   -----------   ------------   -----------

Balances,
December 31, 2002              -        3,400    11,462,882    (18,250,418)   (6,784,136)

Net income                                                         337,424       337,424
                         -----------   ------   -----------   ------------   -----------
Balances,
December 31, 2003        $      -      $3,400   $11,462,882   $(17,912,994)  $(6,446,712)
                         ===========   ======   ===========   ============   ===========
























The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                2003            2002
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $   337,424    $  (207,064)
   Adjustment to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
   Gain on extinguishment of debt               (316,991)      (239,425)
   Minority interest                             150,417        (88,614)
   Depreciation and amortization                  67,903         85,848
   Gain on sale of securities                       -            (1,061)
   Changes in operating assets and
    liabilities:
     Decrease in accounts receivable              13,272         53,299
     Decrease in prepaid expenses and other       37,769         38,405
     Decrease in accounts payable and
      accrued expenses                          (415,261)       (59,485)
     Increase in interest payable to
      shareholder and affiliated stores          434,545        447,955
     Decrease in deferred income                 (80,908)       (96,521)
                                             -----------    -----------
       Net cash provided by (used in)
        operating activities                     228,170        (66,663)
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                  -            76,306
  Leasehold improvements expenditures            (74,502)        (5,576)
                                             -----------    -----------
       Net cash provided by (used in)
        investing activities                     (74,502)        70,730
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and other related entities            (159,337)        58,193
  Proceeds of loan from affiliated store         100,000         66,346
  Principal payments on notes payable
    to shareholder                                  -           (76,306)
  Principal payments on notes payable and
    capital leases                              (106,918)       (49,514)
                                             -----------    -----------
       Net cash used in financing
        activities                              (166,255)        (1,281)
                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                  (12,587)         2,786

CASH, beginning of period                         30,108         27,322
                                             -----------    -----------
CASH, end of period                          $    17,521    $    30,108
                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $    69,145    $    50,656
                                             ===========    ===========
The accompanying notes are an integral part of these consolidated financial statements.

                     ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. ("AASP"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company". Urban Land of Nevada, Inc. ("ULN") owns the remaining 35% of AAGC. All significant intercompany accounts and transactions have been eliminated. The company's business operations of the Callaway Golf Center ("CGC") are included in AAGC.

     b.  COMPANY BACKGROUND AND CONTINUING BUSINESS ACTIVITIES

Prior to April 5, 2002, the Company had issued and outstanding 3,150,000 shares of common stock and 250,000 shares of Series B convertible preferred stock. Sports Entertainment Enterprises, Inc. (a publicly traded company, "SPEA") owned 2,000,000 of the Company's common shares outstanding and all of the Series B preferred shares that combined represented an approximate 66% ownership in the Company. On April 5, 2002, SPEA elected to convert its Series B convertible preferred stock into common stock on a 1 for 1 basis. As such, commencing April 5, 2002, the Company had issued and outstanding 3,400,000 shares of common stock and no Series B preferred stock.

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

ULN's ownership in AAGC is governed by a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to ULN. ULN is also the landlord for the CGC. Pursuant to the Stockholders Agreement, ULN is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

     c.  CONCENTRATIONS OF RISK

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

     d.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the years ended December 31, 2003 and 2002, the Company had net income of $337,424 and a net loss of $207,064, respectively. As of December 31, 2003, the Company had a working capital deficit of $1,051,418 and a shareholders' equity deficiency of $6,446,712.

In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $300,000 was used to pay outstanding legal and expert fee costs related to the lawsuit. Also, approximately $350,000 was used to reduce obligations to related parties. The balance of the proceeds have been used in funding operations.

In connection with the settlement described above, a subcontractor involved in that matter elected not to settle and subsequently, the Company prevailed in a judgment against said subcontractor in the amount of $660,000. The subcontractor has appealed and has since been required to post a bond in excess of $1 million.

AASP management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As such, management plans on seeking other sources of funding as needed, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

In January 2004, AAGC completed part of its turf conversion program that could result in significant cost savings going forward. This turf conversion program, named the Water Smart Landscapes Program, is sponsored by the Southern Nevada Water Authority ("SNWA") and provides a financial incentive to business properties to convert their grass areas to xeriscape, an approach to landscaping that is beautiful and water-efficient. The incentive provided by the SNWA is a price per square foot rebate for area converted; it is expected that this rebate from SNWA will pay for the costs incurred to complete the conversion. More significantly, ongoing costs for water, electricity, and landscape maintenance are expected to decrease by as much as $50,000 annually.

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

       Furniture and equipment              3-10 years
       Leasehold improvements                 15 years

     c. ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $64,337 and $41,361 in 2003 and 2002, respectively.

     d.  RECOVERABILITY OF LONG-LIVED ASSETS

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

3.   INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share is computed by dividing reported net income (loss) by the weighted-average number of common and common equivalent shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share was 3,400,000 in 2003 and 3,335,616 in 2002.

4.   RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store, Rainbow Store, and SAGS are referred to herein as the "Affiliated Stores." The types of costs and expenses that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to these related parties by the Company approximated $240,000 in both 2003 and 2002.

The Company has various notes payable ("Chairman Notes") to an entity owned by the Company's Chairman. These notes are due in varying amounts on December 1 each year through year 2008. The notes bear interest at 10% per annum and are secured by the assets of the Company. The amounts due are shown as notes payable to affiliate and interest payable to affiliate in the accompanying consolidated balance sheets. The note payable and accrued interest payable balances at December 31, 2003 are $4,113,473 and $1,614,607, respectively.
The note payable and accrued interest payable balances at December 31, 2002 are $4,313,473 and $1,301,918, respectively.

In February 2002, the Company repaid $76,306 in principal on the Chairman Notes. The Company did not have the resources to pay the required note payments due December 1, 2002 and 2003. The Chairman forgave the 2002 note balance due of $168,363 and the related accrued interest payable of $71,062 for a total of $239,425. Also, the Chairman forgave the 2003 note balance due of $200,000 and the related accrued interest payable of $116,991 for a total gain on extinguishment of $316,991. The Lender also agreed to not accelerate the maturities of the remaining notes due to these defaults.

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

In November and December 2003, SAGS loaned the Company a total of $100,000 to fund operations. The loans are $50,000 each and are both due one year from date of issuance with interest accruing at ten percent per annum. Interest payable at December 31, 2003 is $1,096.

Aggregate maturities of related party notes and the related accrued interest payable for the five years subsequent to December 31, 2003 are as follows:

         Year ending:      Principal     Interest       Total
                          -----------   ----------   -----------
             2004         $   500,000   $  230,983   $   730,983
             2005             350,000      197,690       547,690
             2006             220,000      157,651       377,651
             2007             110,000       58,788       168,788
             2008           3,033,473      970,591     4,004,064
                          -----------   ----------   -----------
                          $ 4,213,473   $1,615,703   $ 5,829,176
                          ===========   ==========   ===========

Interest payments on the Chairman Notes have been deferred since inception. The Chairman has agreed to continue deferring future monthly interest as it accrues until such time as the Company has adequate capital resources to pay such amounts.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                               2003           2002
                                            ----------     ---------

Building                                    $  252,866     $ 252,866
Land Improvements                              338,637       338,637
Furniture and equipment                        287,994       258,490
Signs                                           52,691         7,691
Leasehold improvements                         324,414       324,414
Other                                           13,789        13,789
                                           -----------    ----------
                                             1,270,391     1,195,887
Less accumulated depreciation and
 amortization                                 (462,279)     (394,374)
                                           -----------    ----------
                                           $   808,112    $  801,513
                                           ===========    ==========

6.  LONG-TERM DEBT

The Company has outstanding a promissory note payable to an unrelated party, Active Media Services ("Active"), due in quarterly installments of $25,000 through September 2008 without interest. This note has been discounted to reflect its present value.

Aggregate maturities of this obligation for the five years subsequent to December 31, 2003, are as follows:

                  Year ending:
                     2004                 $    66,210
                     2005                      72,760
                     2006                      79,957
                     2007                      87,801
                     2008                      71,623
                                          -----------
                   Balance, net of
                   unamortized discount
                   of $96,649             $   378,351
                                          ===========

7.  LEASES

The land underlying the Callaway Golf Center is leased to AAGC. The lease expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee of AASP.

The Company is obligated under various other non-cancelable operating leases for equipment that expire at various dates over the next two years. Total rent expense for operating leases was $432,613 for 2003 and $437,674 for 2002.

At December 31, 2003, minimum future lease payments under non-cancelable operating leases are as follows:

                  Year ending:
                     2004                 $  438,329
                     2005                    429,935
                     2006                    404,558
                     2007                    398,077
                     2008                    398,077
                   Thereafter              2,060,005
                                          ----------
                   Total                  $4,128,981
                                          ==========

8.  INCOME TAXES

The components of the deferred tax asset (liability) consisted of the following at December 31:
                                                  2003           2002
                                              -----------    -----------
Deferred Tax Liabilities:
    Temporary differences related to:
     Property and Equipment                   $  (209,088)   $  (185,333)
     Minority interest                            (87,209)       (87,209)
Deferred Tax Assets:
     Net operating loss carryforward            5,733,181      5,817,741
     Related party interest                       548,966        449,961
     Deferred Income                                  510         28,019
     Other                                          3,016         39,211
                                              -----------    -----------
Net Deferred Tax Asset Before
  Valuation Allowance                           5,989,377      6,062,390
Valuation allowance                            (5,989,377)    (6,062,390)
                                              -----------    -----------
Net Deferred Tax asset                        $      -       $      -
                                              ===========    ===========

As of December 31, 2002, the Company has available for income tax purposes approximately $17.4 million in federal net operating loss carryforwards, which may offset future taxable income. These loss carryforwards begin to expire in fiscal year 2018. A one hundred percent valuation allowance has been established against the net deferred tax asset since it appears more likely than not that it will not be realized.

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

Pro forma information regarding net income (loss) and earnings (loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003: risk-free interest rate of 4.20; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 3.95; and a weighted-average expected life of 2.43 years. The assumptions for 2002 were the same except: volatility factor of the expected market price of the Company's common stock of 2.26, and a weighted average expected life of 3.43 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        YEARS ENDED DECEMBER 31,
                                          2003            2002
                                      ------------    ------------
Net income (loss)
    As reported                       $    337,424    $   (207,064)
    Pro forma                              337,424        (207,064)

Basic and diluted net income (loss)
 per share
    As reported                               0.10           (0.06)
    Pro forma                                 0.10           (0.06)


A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2003 and 2002 is presented below:

                                    2003                    2002
                             ---------------------  ----------------------
                                          Weighted                Weighted
                                          Average                 Average
                                          Exercise                Exercise
                               Shares     Price      Shares       Price
                             ---------------------  ----------------------
Beginning of year              500,000     $0.78      500,000     $0.78
  Granted                         -         -            -          -
  Exercised                       -         -            -          -
  Forfeited                       -         -            -          -
  Expired                         -         -            -          -
                             ---------------------  ----------------------
End of year                    500,000     $0.78      500,000     $0.78
                             =====================  ======================
Exercisable at end of year     485,000     $0.68      475,000     $0.61
                             =====================  ======================
Weighted average fair value
 of options granted                        $0.05                  $0.02
                             =====================  ======================

The following table summarizes information about stock options outstanding at December 31, 2003:

                            Options Outstanding        Options Exercisable
               -------------------------------------   ---------------------
                              Weighted
                              Average       Weighted                Weighted
                              Remaining     Average                 Average
               Number         Contractual   Exercise   Number       Exercise
               Outstanding    Life (Years)  Price      Exercisable  Price
               -------------------------------------   ---------------------
Range of exer-
cise prices
$0.055-$4.00     500,000          2.43      $0.78        485,000     $0.68
               =====================================   =====================

10.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with its President, as well as other key employees who require the payment of fixed and incentive based compensation.

The Company has a lease and concession agreement with Sportservice Corporation ("Sportservice"), an unrelated party, that provides SportService with the exclusive right to prepare and sell all food, beverages (alcoholic and non-alcoholic), candy and other refreshments, during the term of the agreement ending in 2006. Sportservice pays rent based on a percentage of gross sales.

The Company is involved in certain litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

11.     SUBSEQUENT EVENT

In January 2004, an affiliate, SAGS, loaned the Company $40,000 to fund operations, and approximately $75,000 to fund the CGC's turf conversion described in Note 1.d. These loans are for one year with interest accruing at ten percent per annum.

In February 2004, the Company received approximately $187,000 from the Southern Nevada Water Authority as a rebate for its completed turf conversion. Of these proceeds, approximately $147,000 was used to repay SAGS for a majority of the monies it had loaned to the Company since November 2003.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     ALL-AMERICAN SPORTPARK, INC.



Dated: March 26, 2004                By:/s/ Ronald S. Boreta
                                        Ronald S. Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                     TITLE                        DATE


/s/ Vaso Boreta               Chairman of the Board           March 26, 2004
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief                March 26, 2004
Ronald S. Boreta              Executive Officer),
                              Treasurer (Principal
                              Financial Officer)
                              and Director


/s/ Robert S. Rosburg         Director                        March 26, 2004
Robert S. Rosburg



/s/ William Kilmer            Director                        March 26, 2004
William Kilmer