Form 10QSB
period 2004-03-31
ALL AMERICAN SPORTPARK INC
filed 2004-05-13
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2004




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
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2004 and December 31, 2003 ...............      3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2004 and 2003 .........      4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2004 and 2003 .........      5

         Notes to Consolidated Financial Statements .........      6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..................................      9

Item 3.  Control and Procedures .............................     11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     12

Item 2.  Changes in Securities ..............................     12

Item 3.  Defaults Upon Senior Securities ....................     12

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     12

Item 5.  Other Information ..................................     12

Item 6.  Exhibits and Reports on Form 8-K ...................     12

SIGNATURES ..................................................     13

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

ASSETS
                                                2004            2003
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $    31,617    $    17,521
  Accounts receivable                             44,804         23,696
  Prepaid expenses and other                       3,416         16,278
                                             -----------    -----------
     Total current assets                         79,837         57,495

Leasehold improvements and equipment, net        809,826        808,112
Due from affiliated stores                       145,757        132,375
Due from other related entities                  137,003        110,221
Other assets                                       3,488          3,872
                                             -----------    -----------
     Total assets                            $ 1,175,911    $ 1,112,075
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of long-term debt          $    67,790    $    66,210
  Current portion of notes payable to
   affiliates                                    470,000        500,000
  Interest payable to affiliates                 241,661        230,983
  Accounts payable and accrued expenses          300,358        311,720
                                             -----------    -----------
     Total current liabilities                 1,079,809      1,108,913

Notes payable to affiliate, net of
  current portion                              3,713,473      3,713,473
Interest payable to affiliate                  1,477,557      1,384,720
Due to affiliated stores                         219,563        187,966
Due to other related entities                    414,547        414,547
Long-term debt, net of current portion           303,617        312,141
Deferred income                                   91,898          1,500
                                             -----------    -----------
     Total liabilities                         7,300,464      7,123,260
                                             -----------    -----------
Minority interest in subsidiary                  420,096        435,527
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at March 31, 2004,
   and December 31, 2003, respectively             3,400          3,400
  Additional paid-in capital                  11,462,882     11,462,882
  Accumulated deficit                        (18,010,931)   (17,912,994)
                                             -----------    -----------
     Total shareholders' equity deficiency    (6,544,649)    (6,446,712)

Total liabilities and shareholders'
 equity deficiency                           $ 1,175,911    $ 1,112,075
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (UNAUDITED)

                                                 2004          2003
                                             -----------    -----------

Revenues                                     $   564,475    $   614,925
Cost of revenues                                  90,646         85,374
                                             -----------    -----------

     Gross profit                                473,829        529,551
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative           446,073        631,637
   Depreciation and amortization                  17,072         16,434
                                             -----------    -----------
     Total operating expenses                    463,145        648,071
                                             -----------    -----------
Operating income (loss)                           10,684       (118,520)

Interest expense, net                           (123,452)      (122,279)
Other income (expense)                              (600)       880,000
                                             -----------    -----------
     Income (loss) before minority
      interest                                  (113,368)       639,201

Minority interest in (income) loss of
 subsidiary                                       15,431       (248,974)
                                             -----------    -----------
     Net income (loss)                       $   (97,937)   $   390,227
                                             ===========    ===========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income (loss)
  per share                                  $     (0.03)   $      0.11
                                             ===========    ===========





















The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (UNAUDITED)

                                                2004            2003
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $   (97,937)   $   390,227
   Adjustment to reconcile net income
    (loss) to net cash provided by
      operating activities:
   Minority interest                             (15,431)       248,974
   Depreciation and amortization                  17,072         16,434
   Loss of sale of capital assets                  1,000
   Changes in operating assets and
    liabilities:
       Increase in accounts receivable           (21,108)       (44,174)
     Decrease in prepaid expenses and other       13,246         11,504
     Decrease in accounts payable and
      accrued expenses                           (11,362)      (101,528)
     Increase in interest payable to
      affiliated stores and other
      related entities                           103,515        107,837
     Increase (decrease) in deferred income       90,398        (23,500)
                                             -----------    -----------
       Net cash provided by
        operating activities                      79,393        605,774
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets             2,100            -
  Purchases of capital assets                    (21,886)        (6,463)
                                             -----------    -----------
       Net cash used in
        investing activities                     (19,786)        (6,463)
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated
   stores and other related entities              (8,567)        (2,976)
  Proceed from notes payable to
   affiliated stores                             114,958           -
  Principal payments on notes payable
    to affiliated stores                        (144,958)          -
  Principal payments on notes payable             (6,944)       (26,173)
                                             -----------    -----------
       Net cash used in financing
        activities                               (45,511)       (29,149)
                                             -----------    -----------

NET INCREASE IN CASH                              14,096        570,162
CASH, beginning of period                         17,521         30,108
                                             -----------    -----------
CASH, end of period                          $    31,617    $   600,270
                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $    24,698    $    12,599
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

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2004 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, from which the December 31, 2003, audited balance sheet was derived.

The Company's operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip." The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and two tenants: the Saint Andrews Golf Shop retail store, and the Bistro 10 restaurant and bar.

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,400,000 for both of the three-month periods ended March 31, 2004 and 2003.

3.  LEASES

The land underlying the Callaway Golf Center is leased to AAGC. The lease expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee of AASP.

4.  LONG-TERM DEBT

The Company has outstanding a promissory note payable (the "Note") to Active Media Services ("Active") in the original amount of $1 million due in quarterly installments of $25,000 through September 2008, without interest. This note has been discounted to reflect its present value.

Because of cash flow constraints, the Company negotiated an agreement with Active to restructure its payments due under the Note. Certain amounts due under the Note in 2002 were deferred into 2003. As noted above, the normal quarterly payments are $25,000. In 2003, the amount due for each quarterly payment was $36,667. In 2004, the quarterly installments returned to the $25,000 payment. The required payment was made as scheduled on March 31, 2004.

5.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store, Rainbow Store, and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to the Affiliated Stores by the Company approximated $60,000, for both of the quarters ended March 31, 2004 and 2003.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred net losses. As of March 31, 2004, the Company had a working capital deficit of $999,972 and a shareholders' equity deficiency of $6,544,649.

The Callaway Golf Center has generated positive cash flow since 1998.
However, this positive cash flow is used to fund corporate overhead that is in place in support of the CGC and public company operations, and there is no assurance that it will continue.

AASP management believes that its operations, and existing cash balances as of March 31, 2004, may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $200,000 was used to pay outstanding legal and expert fees related to the lawsuit. Part of these settlement proceeds were used to fund continuing operations. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

OVERVIEW

The Company's operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center. As discussed below it is currently seeking other business opportunities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

REVENUES. Revenues of the Callaway Golf Center ("CGC") decreased 8.2% to $564,475 in 2004, compared to $614,925 in 2003. This decrease is mainly due to the termination of a sponsorship agreement with a soft drink bottler and its associated sponsorship income. The decrease was also partially due to unseasonably cold and rainy weather experienced in the first quarter of 2004, as compared to much more favorable weather conditions in the same months of 2003, resulting in a reduction in golf course rounds played and driving range buckets sold. The decrease is also partially due to a reduction in the base rent of one of AAGC's primary tenants, the St. Andrews Golf Shop.

COST OF REVENUES. Cost of revenues increased $5,272, or 6.2%, to $90,646 in 2004, compared to $85,374 in 2003. Cost of revenues as a percentage of revenues was 16.1% in 2004, compared to 13.9% in 2003. This increase in cost of revenues percentage is due mainly to lower total revenues that are unrelated to direct payroll costs and to a much lesser degree due to a reclassification of certain payroll items to direct costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased $185,564, or 29.4%, to $446,073 in 2004, compared to $631,637 in 2003. The reduction is primarily due to an approximate $176,000 decrease in legal fees and costs associated with the Company's lawsuit as plaintiff against the general contractor that built the CGC. That lawsuit was completed in March 2003.

NET INCOME (LOSS). Net loss was ($97,937) in 2004, compared to net income of $390,227 in 2003. The primary differences in 2004, compared to 2003, are as follows: (1) the Company received an $880,000 settlement in 2003, from a lawsuit filed against the general contractor that built the CGC, which was offset by approximately $176,000 in legal fees and expenses, (2) a minority interest of $248,974 calculated as 35% of the income generated by the AAGC in 2003, which is due almost entirely to the income generated from the lawsuit settlement compared to the minority interest calculated at ($15,431) in 2004, and (3) a decrease in sponsorship income of approximately $25,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had a working capital deficit of $999,972 and a shareholders' equity deficiency of $6,544,649.

The Callaway Golf Center has generated positive cash flow since 1998.
However, this positive cash flow is used to fund corporate overhead that is in place in support of the CGC and public company operations. There is no assurance that it will continue to do so.

AASP management believes that its operations, and existing cash balances as of March 31, 2004, may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. However, in its report on the Company's annual financial statements for 2003, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. In the first quarter of 2004, CGC converted a portion of its driving range to a water saving desert landscape known as "xeriscape." The costs of this conversion were ultimately funded by a rebate from the Southern Nevada Water Authority; additionally the amount of the rebate exceeded the costs of the conversion with the excess to be used to fund future turf conversion.
This turf conversion project is expected to significantly reduce ongoing utility expenses as well as reduce the future costs of landscape maintenance. Management has also undertaken a restructuring of the administrative staff of AASP, which is expected to result in additional payroll cost reductions in future periods. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

The Company has no commitments to enter into or acquire a specific business opportunity and, therefore, is able to disclose the risks of a business or opportunity that it may enter into only in a general manner, and unable to disclose the risks of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. Any business opportunity acquired may be currently unprofitable or present other negative factors.

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

Special Cautionary Notice Regarding Forward-Looking Statements

Certain information included in this quarterly report contains statements that are forward-looking such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, and changes in regulations and application for licenses and approvals under applicable jurisdictional laws and regulations.

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 12, 2000, the Company filed a complaint against Bentar Development, Inc. and Contractors Bonding & Insurance Company in the District Court of Clark County, Nevada, seeking damages for breach of contract, unjust enrichment, and license bond claim. Bentar Development, Inc. was the general contractor on the construction of the Callaway Golf Center. The Company settled the case in March 2003 with Bentar and all other involved parties, except for one subcontractor named Western Technologies. The settlement with Bentar resulted in the Company receiving $880,000 in cash. Subsequent to the settlement, the Company continued its suit against Western Technologies and was awarded a judgment against Western Technologies of $660,000 in March 2003.Western Technologies has appealed the judgment and they are in the process of obtaining the court records needed to draft their appeal. Their opening brief is due April 12, 2004. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 (including the judgment, interest, and attorneys fees).

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  May 12, 2004               By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer(Principal
                                     Executive Officer) and Treasurer
                                     (Principal Financial Officer)