Form 10QSB/A
period 2004-03-31
ALL AMERICAN SPORTPARK INC
filed 2004-08-19
CIK 930245

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

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

ASSETS
                                                2004            2003
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $    31,617    $    17,521
  Accounts receivable                             44,804         23,696
  Prepaid expenses and other                       3,416         16,278
                                             -----------    -----------
     Total current assets                         79,837         57,495

Leasehold improvements and equipment, net        885,711        808,112
Due from affiliated stores                       145,757        132,375
Due from other related entities                  137,003        110,221
Other assets                                       3,488          3,872
                                             -----------    -----------
     Total assets                            $ 1,251,796    $ 1,112,075
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of long-term debt          $    67,790    $    66,210
  Current portion of notes payable to
   affiliates                                    470,000        500,000
  Interest payable to affiliates                 241,661        230,983
  Accounts payable and accrued expenses          300,358        311,720
                                             -----------    -----------
     Total current liabilities                 1,079,809      1,108,913

Notes payable to affiliate, net of
  current portion                              3,713,473      3,713,473
Interest payable to affiliate                  1,477,557      1,384,720
Due to affiliated stores                         219,563        187,966
Due to other related entities                    414,547        414,547
Long-term debt, net of current portion           303,617        312,141
Deferred income                                    1,500          1,500
                                             -----------    -----------
     Total liabilities                         7,210,066      7,123,260
                                             -----------    -----------
Minority interest in subsidiary                  478,295        435,527
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at March 31, 2004,
   and December 31, 2003, respectively             3,400          3,400
  Additional paid-in capital                  11,462,882     11,462,882
  Accumulated deficit                        (17,902,847)   (17,912,994)
                                             -----------    -----------
     Total shareholders' equity deficiency    (6,436,565)    (6,446,712)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $ 1,251,796    $ 1,112,075
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (UNAUDITED)

                                                 2004          2003
                                             -----------    -----------

Revenues                                     $   564,475    $   614,925
Cost of revenues                                  90,646         85,374
                                             -----------    -----------

     Gross profit                                473,829        529,551
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative           448,656        631,637
   Depreciation and amortization                  17,540         16,434
                                             -----------    -----------
     Total operating expenses                    466,196        648,071
                                             -----------    -----------
Operating income (loss)                            7,633       (118,520)

Interest expense, net                           (123,452)      (122,279)
Other income (expense)                           168,734        880,000
                                             -----------    -----------
     Income before minority interest              52,915        639,201

Minority interest in (income) of
 subsidiary                                      (42,768)      (248,974)
                                             -----------    -----------
     Net income                               $   10,147    $   390,227
                                             ===========    ===========

NET INCOME PER SHARE:
 Basic and diluted net income
  per share                                  $      0.00    $      0.11
                                             ===========    ===========


















The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (UNAUDITED)

                                                2004            2003
                                             -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $    10,147    $  390,227
   Adjustment to reconcile net income
    to net cash provided by
      operating activities:
   Minority interest                              42,768       248,974
   Depreciation and amortization                  17,540        16,434
   Loss of sale of capital assets                  1,000
   Changes in operating assets and
    liabilities:
       Increase in accounts receivable           (21,108)      (44,174)
     Decrease in prepaid expenses and other       13,246        11,504
     Decrease in accounts payable and
      accrued expenses                           (11,362)     (101,528)
     Increase in interest payable to
      affiliated stores and other
      related entities                           103,515       107,837
     Increase (decrease) in deferred income                    (23,500)
                                             -----------    ----------
       Net cash provided by
        operating activities                     155,746       605,774
                                             -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets            22,702          -
  Purchases of capital assets                   (118,841)       (6,463)
                                             -----------    ----------
       Net cash used in
        investing activities                     (96,139)       (6,463)
                                             -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to affiliated
   stores and other related entities              (8,567)       (2,976)
  Proceed from notes payable to
   affiliated stores                             114,958           -
  Principal payments on notes payable
    to affiliated stores                        (144,958)          -
  Principal payments on notes payable             (6,944)      (26,173)
                                             -----------    ----------
       Net cash used in financing
        activities                               (45,511)      (29,149)
                                             -----------    ----------

NET INCREASE IN CASH                              14,096       570,162
CASH, beginning of period                         17,521        30,108
                                             -----------    ----------
CASH, end of period                          $    31,617    $  600,270
                                             ===========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $    24,698    $   12,599
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

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred net losses. As of March 31, 2004, the Company had a working capital deficit of $999,972 and a shareholders' equity deficiency of $6,436,565.

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

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased $182,981 , or 29.0%, to $448,656 in 2004, compared to $631,637 in 2003. The reduction is primarily due to an approximate $176,000 decrease in legal fees and costs associated with the Company's lawsuit as plaintiff against the general contractor that built the CGC. That lawsuit was completed in March 2003.

OTHER INCOME. In 2004 CGC completed the conversion of a portion of it's driving range turf to "xeriscape" and received a rebate from Southern Nevada Water Authority in the amount of $187,533 offset by the write off of grass with a depreciated cost of $18,200 resulting in other income of $169,333.

NET INCOME. Net income was $10,147 in 2004, compared to net income of $390,227 in 2003. The primary differences in 2004, compared to 2003, are as follows: (1) In 2004 the Company recognized net income of $169,333 relating to a rebate from Southern Nevada Water Authority for the Company converting a portion of it's driving range turf to "xeriscape". (2) the Company received an $880,000 settlement in 2003, from a lawsuit filed against the general contractor that built the CGC, which was offset by approximately $176,000 in legal fees and expenses, (2) a minority interest of $248,974 calculated as 35% of the income generated by the AAGC in 2003, which is due almost entirely to the income generated from the lawsuit settlement compared to the minority interest calculated at $42,768 in 2004, and (3) a decrease in sponsorship income of approximately $25,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had a working capital deficit of $999,972$ and a shareholders' equity deficiency of $6,436,565.

The Callaway Golf Center has generated positive cash flow since 1998.
However, this positive cash flow is used to fund corporate overhead that is in place in support of the CGC and public company operations. There is no assurance that it will continue to do so.

AASP management believes that its operations, and existing cash balances as of March 31, 2004, may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. However, in its report on the Company's annual financial statements for 2003, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. In the first quarter of 2004, CGC converted a portion of its driving range to a water saving desert landscape known as "xeriscape". The costs of this conversion were ultimately funded by a rebate from the Southern Nevada Water Authority; additionally the amount of the rebate exceeded the costs of the conversion with the excess to be used to fund future turf conversion.
This turf conversion project is expected to significantly reduce ongoing utility expenses as well as reduce the future costs of landscape maintenance. Management has also undertaken a restructuring of the administrative staff of AASP, which is expected to result in additional payroll cost reductions in future periods. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date:  August 19, 2004            By:/s/  Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer(Principal
                                     Executive Officer) and Treasurer
                                     (Principal Financial Officer)