Form 10QSB
period 2004-06-30
ALL AMERICAN SPORTPARK INC
filed 2004-08-19
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2004




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
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         June 30, 2004 and December 31, 2003 ................      3

         Consolidated Statements of Operations
         Three Months Ended June 30, 2004 and 2003............     4

         Consolidated Statements of Operations
         Six Months Ended June 30, 2004 and 2003 .............     5

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2004 and 2003 ............      6

         Notes to Consolidated Financial Statements .........      7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..................................      9

Item 3.  Control and Procedures .............................     12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     12

Item 2.  Changes in Securities ..............................     12

Item 3.  Defaults Upon Senior Securities ....................     12

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     12

Item 5.  Other Information ..................................     13

Item 6.  Exhibits and Reports on Form 8-K ...................     13

SIGNATURES ..................................................     14

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2004 AND DECEMBER 31, 2003

ASSETS
                                                2004            2003
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $    16,037    $    17,521
  Accounts receivable                             48,515         23,696
  Prepaid expenses and other                       7,603         16,278
                                             -----------    -----------
     Total current assets                         72,155         57,495

Leasehold improvements and equipment, net      1,009,767        808,112
Due from affiliated stores                       137,669        132,375
Due from other related entities                  151,352        110,221
Other assets                                       3,488          3,872
                                             -----------    -----------
     Total assets                            $ 1,374,431    $ 1,112,075
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of long-term debt          $    85,760    $    66,210
  Current portion of notes payable to
   affiliates                                    470,000        500,000
  Interest payable to affiliates                 249,887        230,983
  Accounts payable and accrued expenses          319,353        311,720
                                             -----------    -----------
     Total current liabilities                 1,125,000      1,108,913

Notes payable to affiliate, net of
  current portion                              3,713,473      3,713,473
Interest payable to affiliate                  1,570,394      1,384,720
Due to affiliated stores                         416,111        187,966
Due to other related entities                    414,321        414,547
Long-term debt, net of current portion           276,619        312,141
Deferred income                                                   1,500
                                             -----------    -----------
     Total liabilities                         7,515,918      7,123,260
                                             -----------    -----------
Minority interest in subsidiary                  474,304        435,527
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                  -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at June 30, 2004,
   and December 31, 2003, respectively             3,400          3,400
  Additional paid-in capital                  11,462,882     11,462,882
  Accumulated deficit                        (18,082,073)   (17,912,994)
                                             -----------    -----------
     Total shareholders' equity deficiency    (6,615,791)    (6,446,712)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $ 1,374,431    $ 1,112,075
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (UNAUDITED)

                                                 2004          2003
                                             -----------    -----------

Revenues                                     $   665,135    $   663,811
Cost of revenues                                 168,064         82,307
                                             -----------    -----------

     Gross profit                                497,071        581,504
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative           555,636        512,168
   Depreciation and amortization                  13,648         16,972
                                             -----------    -----------
     Total operating expenses                    569,284        529,140
                                             -----------    -----------
Operating income (loss)                          (72,213)        52,364

Other income (expense):
   Interest expense, net                        (116,063)      (117,446)
   Other income                                    5,064           -
                                             -----------    -----------
     Income (loss) before minority
      interest                                  (183,212)       (65,082)

Minority interest in (income) loss of
 subsidiary                                      (54,213)        (3,783)
                                             -----------    -----------
     Net income (loss)                       $  (237,425)   $   (68,865)
                                             ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.07)   $     (0.02)
                                             ===========    ===========




















The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (UNAUDITED)

                                                 2004          2003
                                             -----------    -----------

Revenues                                     $ 1,229,610    $ 1,278,736
Cost of revenues                                 258,710        167,681
                                             -----------    -----------

     Gross profit                                970,900      1,111,055
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative         1,004,292      1,143,805
   Depreciation and amortization                  31,188         33,406
                                             -----------    -----------
     Total operating expenses                  1,035,480      1,177,211
                                             -----------    -----------
Operating income (loss)                          (64,580)       (66,156)

Other income (expense):
   Interest expense, net                        (239,515)      (239,725)
   Other income                                  173,798        880,000
                                             -----------    -----------
     Income (loss) before minority
      interest                                  (130,297)       574,119

Minority interest in (income) loss of
 subsidiary                                      (38,782)      (252,757)
                                              -----------    ----------
     Net income (loss)                        $ (169,079)    $  321,362
                                              ===========    ==========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income (loss)
  per share                                  $     (0.05)   $      0.09
                                             ===========    ===========




















The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (UNAUDITED)

                                                2004            2003
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  (169,079)   $   321,362
   Adjustment to reconcile net income
    (loss) to net cash provided by
      operating activities:
   Minority interest                              38,777        252,757
   Depreciation and amortization                  31,188         33,406
   Loss on sale of capital assets                  1,000           -
   Changes in operating assets and
    liabilities:
     Increase in accounts receivable             (24,816)        (9,247)
     Decrease (increase)in prepaid expenses
      and other                                    9,059         (8,623)
     Increase (decrease) in accounts payable
      and accrued expenses                         7,633       (319,405)
     Increase in interest payable to
      affiliated stores and other
      related entities                           204,579        215,674
     Increase (decrease) in deferred income       (1,500)       (50,680)
                                             -----------    -----------
       Net cash provided by
        operating activities                      96,841        435,244
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets           114,581           -
  Purchases of capital assets                   (348,425)       (12,863)
                                             -----------    -----------
       Net cash used in
        investing activities                    (233,844)       (12,863)
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to affiliated
   stores and other related entities             181,483       (110,217)
  Proceeds from notes payable to
   affiliated stores                             114,958           -
  Principal payments on notes payable
    to affiliated stores                        (144,958)          -
  Principal payments on notes payable            (15,974)       (16,053)
                                             -----------    -----------
       Net cash provided by (used in)
        financing activities                     135,519       (126,270)
                                             -----------    -----------

NET (DECREASE) INCREASE IN CASH                   (1,484)       296,111

CASH, beginning of period                         17,521         30,108
                                             -----------    -----------
CASH, end of period                          $    16,037    $   326,219
                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $    23,395    $    47,907
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of All-American SportPark, Inc. ("AASP"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company. All significant intercompany accounts and transactions have been eliminated. The operations of the Callaway Golf Center ("CGC") are included in AASP.

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2004 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, from which the December 31, 2003, audited balance sheet information was derived.

The Company's operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip."

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,400,000 for both of the three-month periods ended June 30, 2004 and 2003.

3.  LEASES

The land underlying the Callaway Golf Center is leased by AAGC. The lease expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee by AASP.

4.  LONG-TERM DEBT

The Company has outstanding a promissory note payable (the "Note") to Active Media Services ("Active") in the original amount of $1 million due in quarterly installments of $25,000 through September 2008, without interest. This note has been discounted to reflect its present value.

Because of cash flow constraints, the Company negotiated an agreement with Active to restructure its payments due under the Note. Certain amounts due under the Note in 2002, were deferred into 2003. As noted above, the normal quarterly payments are $25,000. In 2003, the amount due for each quarterly payment was $36,667. In 2004, the quarterly installments returned to the $25,000 payment. The required June 30, 2004, was made on July 20, 2004.

5.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The Paradise Store, Rainbow Store, and SAGS are referred to herein as the "Affiliated Stores." The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to the Affiliated Stores by the Company approximated $25,000 and $26,000 for the quarters ended June 30, 2004 and 2003, respectively.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of June 30, 2004, the Company had a working capital deficit of $1,052,845 and a shareholders' equity deficiency of $6,615,791.

The Callaway Golf Center has generated positive cash flow since 1998. However, this positive cash flow, which has diminished substantially in the current period, has been used to fund corporate overhead that is in place in support of the CGC and public company operations, and there is no assurance that it will continue.

AASP management believes that its operations, and existing cash balances as of June 30, 2004, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $200,000 was used to pay outstanding legal and expert fees related to the lawsuit. Part of these settlement proceeds were used to fund continuing operations. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

OVERVIEW

The Company's operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center. The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and two tenants: the Saint Andrews Golf Shop retail store and the Bistro 10 restaurant and bar. As discussed below it is currently seeking other business opportunities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

REVENUES. Revenues of the Callaway Golf Center ("CGC") were basically unchanged at $665,135 in 2004, compared to $663,811 in 2003, however, certain components of income varied significantly from 2003. Golf lesson revenue was $51,103 compared to no golf lesson revenue in 2003 as a result of CGC paying golf pros directly instead of contracting with Giant Golf to provide lessons. Accordingly, rent revenue from Giant Golf decreased $19,820. Other income decreased $25,000 due to the termination of a sponsorship agreement with a soft drink bottler and its associated sponsorship income.

COST OF REVENUES. Cost of revenues increased $85,757, or 104%, to $168,064 in 2004, compared to $82,307 in 2003. Cost of revenues as a percentage of revenues was 25.3% in 2004, compared to 12.4% in 2003. This increase in cost of revenues is due mainly to $29,423 paid to golf pros to teach lessons compared to 2003 when lessons were contracted out to Giant Golf, the purchase of range balls for $34,775 and general increase in direct payroll costs of $13,923.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased $43,468 or 8.4%, to $555,636 in 2004, compared to $512,168 in 2003. The increase is primarily due to water rate increases of $23,000, landscaping cost of $21,000, bad debt expense of $18,800, advertising of $8,400, property insurance of $3,500, electricity of $3,000, and real estate tax of $3,000, net of reductions in legal expense of $29,000 and administrative salaries and wages of $8,000. The reduction in legal fees is due almost exclusively to legal fees and costs associated with the Company's lawsuit as plaintiff against the general contractor that built the CGC that were incurred in 2003.

NET INCOME (LOSS). Net loss was ($237,425) in 2004, compared to ($68,865) in 2003. The primary differences for the increased net loss in 2004, as compared to 2003, are as follows: gross margin decreased $84,443 primarily due to replacement of range balls of $34,775, loss of soft drink bottler sponsorship of $25,000, and direct payroll cost of $13,923. SG&A expenses increased $43,468 primarily due to a water rate increase of $23,000, landscape expenses $21,000, bad debt expense of $18,800, $8,400 in advertising, property insurance of $3,500, electricity of $3,000, real estate tax of $3,000 offset by reductions in legal expense of $29,000 and administrative salaries and wages of $8000. Minority interest of $54,213 increased $50,430.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

REVENUES. Revenues of the Callaway Golf Center ("CGC") decreased 3.8% to $1,229,610 compared to $1,278,736 in 2003. This decrease is mainly due to the termination of a sponsorship agreement with a soft drink bottler and its associated sponsorship income. The decrease was also partially due to unseasonable cold and rainy weather experienced in the first quarter of 2004 compared to much more favorable weather conditions in the same months of 2003 resulting in a reduction in golf course rounds played and driving range buckets sold. The decrease is also partially due to a reduction in the base rent of one of CGC's primary tenants, the St. Andrews Golf Shop. Golf lesson revenue was $51,103 compared to zero golf lesson revenue in 2003 as a result of CGC paying golf pros direct instead of contracting with Giant Golf to provide lessons. This revenue was completely offset by loss of rent collected from Giant Golf and loss of soft drink bottler sponsorship income.

COST OF REVENUES. Cost of revenues increased $91,029, or 54.3%, to $258,710 in 2004, compared to $167,681 in 2003. Cost of revenues as a percentage of revenues was 21.0% in 2004 compared to 13.1% in 2003. This increase in cost of revenues is due mainly to $29,423 paid to golf pros to teach lessons compared to 2003 when lessons were contracted out to Giant Golf, the purchase of range balls for $34,775 and general increase in direct payroll costs of $13,923.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased $139,513 or 12.2% to $1,004,292 in 2004 compared to $1,143,805 in 2003. The reduction is primarily due to an approximate $205,000 decrease in legal fees and costs from settling the Company's lawsuit against the general contractor that built the CGC facility offset by the following SG&A expense increases: $23,000 in water rate increases, $21,000 in landscaping cost, $18,800 in bad debt expense, $8,400 in advertising, $3,500 in property insurance, $3,000 in electricity, $3,000 in real estate taxes.

OTHER INCOME. Other income of $173,798 results primarily from the receipt of a $187,533 incentive payment from the Southern Nevada Water Authority based on CGC's conversion of 325,067 square feet of it's driving range to "xeriscape" landscaping with the expectation of a significant reduction in water usage. The $880,000 of other income in 2003 resulted from the Company's settlement of its lawsuit against the general contractor that built the CGC facility.

NET INCOME (LOSS). Net loss was $169,079 compared to net income of $321,362 in 2003. The primary differences in 2004 compared to 2003, are as follows: (1) Gross profit: $34,775 replacement of range balls, $60,000 loss of soft drink bottler sponsorship, $13,923 in increased direct payroll costs. SG&A:
$205,000 reduction in legal expenses and related costs due to CGC's settlement of it lawsuit against the contractor that built the facility and an $8,000 reduction in administrative salaries and wages offset by the following expense increases: water rates $23,000, landscape expenses $21,000, bad debt expense $18,800, advertising $8,400, property insurance $3,500, electricity $3,000, real estate tax $3,000. Other income was $880,000 in 2003 resulting from CGC's settlement in 2003 against the general contractor of the CGC facility compared to the $173,798 reported in 2004 in incentive payments from the Southern Nevada Water Authority. Minority interest decreased $213,975 as a result of CGC's reduced 2004 net income which is the basis for calculation of the 35% minority interest.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had a working capital deficit of $1,052,845 and a shareholders' equity deficiency of $6,615,791.

The Callaway Golf Center has generated positive cash flow since 1998.
However, this positive cash flow has been used to fund corporate overhead that is in place in support of the CGC and public company operations. There is no assurance that it will continue to do so.

AASP management believes that its operations, and existing cash balances as of June 30, 2004, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2003, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

In the first quarter of 2004, CGC converted a portion of its driving range to a water saving desert landscape known as "xeriscape." The costs of this conversion were funded by an incentive from the Southern Nevada Water Authority; additionally, the amount of the incentive exceeded the costs of the conversion. Future turf conversions are planned for the third quarter of 2004, for which incentives will be applied for. The turf conversion projects are expected to significantly reduce ongoing utility expenses as well as reduce the future costs of landscape maintenance. Additional turf conversion of the golf course is expected to be completed in the third quarter of 2004. Management has also undertaken a restructuring of the administrative staff of AASP, which is expected to result in additional payroll cost reductions in future periods. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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