Form 10QSB
period 2004-09-30
ALL AMERICAN SPORTPARK INC
filed 2004-11-15
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2004





                       Commission File Number: 0-24970




                        ALL-AMERICAN SPORTPARK, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)




           Nevada                                    88-0203976
-------------------------------          ---------------------------------
(State of other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


          6730 South Las Vegas Boulevard, Las Vegas, Nevada  89119
         ----------------------------------------------------------
         (Address of principal executive offices including zip code)


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

                            Yes [X]          No [ ]

As of November 12, 2004, 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]







                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 2004 and December 31, 2003 ...........      3

         Consolidated Statements of Operations
         Three Months Ended September 30, 2004 and 2003......      4

         Consolidated Statements of Operations
         Nine Months Ended September 30, 2004 and 2003 ......      5

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2004 and 2003 ......      6

         Notes to Consolidated Financial Statements .........      7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..................................      9

Item 3.  Controls and Procedures .............................    12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     12

Item 2.  Changes in Securities ..............................     13

Item 3.  Defaults Upon Senior Securities ....................     13

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     13

Item 5.  Other Information ..................................     13
Item 6.  Exhibits and Reports on Form 8-K ...................     13

SIGNATURES ..................................................     14

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                    ASSETS

                                                2004            2003
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $   123,325    $    17,521
  Accounts receivable                             14,210         23,696
  Prepaid expenses                                 9,834         16,278
                                             -----------    -----------
     Total current assets                        147,369         57,495

Leasehold improvements and equipment, net      1,046,887        808,112
Due from related entities                        339,898        242,596
Other assets                                                      3,872
                                             -----------    -----------
     Total assets                            $ 1,534,154    $ 1,112,075
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of long-term debt          $    71,056    $    66,210
  Current portion of notes payable to
   related entities                              400,000        500,000
  Interest payable to related entities           259,887        230,983
  Accounts payable and accrued expenses          395,220        311,720
                                             -----------    -----------
     Total current liabilities                 1,126,163      1,108,913

Notes payable to related entities, net of
  current portion                              4,191,893      3,713,473
Interest payable to related entities           1,663,231      1,384,720
Due to related entities                          629,994        602,513
Long-term debt, net of current portion           258,227        312,141
Deferred income                                   13,104          1,500
                                             -----------    -----------
     Total liabilities                         7,882,612      7,123,260
                                             -----------    -----------
Minority interest in subsidiary                  387,098        435,527
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at September 30, 2004,
   and December 31, 2003, respectively             3,400          3,400
  Additional paid-in capital                  11,462,882     11,462,882
  Accumulated deficit                        (18,201,838)   (17,912,994)
                                             -----------    -----------
     Total shareholders' equity deficiency    (6,735,556)    (6,446,712)
                                             -----------    -----------

Total liabilities and shareholders'
 equity deficiency                           $ 1,534,154    $ 1,112,075
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)

                                                 2004          2003
                                             -----------    -----------

Revenues                                     $   525,339    $   504,883
Cost of revenues                                 149,146         90,910
                                             -----------    -----------

     Gross profit                                376,193        413,973
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative           519,582        469,374
   Depreciation and amortization                  23,311         17,002
                                             -----------    -----------
     Total operating expenses                    542,893        486,376
                                             -----------    -----------

Operating loss                                  (166,700)       (72,403)

Other income (expense):
   Interest expense, net                        (120,875)      (115,092)
   Other income                                  80,598           -
                                             -----------    -----------
     Loss before minority
      interest                                  (206,977)      (187,495)

Minority interest in loss of
 subsidiary                                       87,211         49,665
                                             -----------    -----------
     Net loss                                $  (119,766)   $  (137,830)
                                             ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.04)   $     (0.04)
                                             ===========    ===========
















The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                                 2004          2003
                                             -----------    -----------

Revenues                                     $ 1,754,949    $ 1,783,619
Cost of revenues                                 407,856        266,730
                                             -----------    -----------

     Gross profit                              1,347,093      1,516,889
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative         1,523,874      1,605,040
   Depreciation and amortization                  54,499         50,408
                                             -----------    -----------
     Total operating expenses                  1,578,373      1,655,448
                                             -----------    -----------
Operating loss                                  (231,280)      (138,559)

Other income (expense):
   Interest expense, net                        (360,389)      (354,817)
   Other income                                  254,396        880,000
                                             -----------    -----------
     Income (loss) before minority
      interest                                  (337,273)       386,624

Minority interest in (income) loss of
 subsidiary                                       48,429       (203,092)
                                              -----------    -----------
     Net income (loss)                        $ (288,844)    $   183,532
                                              ===========    ===========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income (loss)
  per share                                   $    (0.08)    $      0.05
                                              ===========    ===========


















The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                                2004            2003
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  (288,844)   $   183,532
   Adjustment to reconcile net income
    (loss) to net cash provided by
      operating activities:
   Minority interest                             (48,429)       203,092
   Depreciation and amortization                  54,499         50,408
   Loss on sale of capital assets                  1,000            -
   Bad debts                                      18,875            -
   Changes in operating assets and
    liabilities:
     Increase in accounts
      receivable                                  (9,389)       (13,788)
     Decrease in prepaid expenses
      and other assets                            10,316         11,198
     Increase (decrease) in accounts payable
      and accrued expenses                        83,500       (367,757)
     Increase in interest payable to
      related entities                           307,415        323,511
     Increase (decrease) in deferred income       11,604        (75,800)
                                             -----------    -----------
       Net cash provided by
        operating activities                     140,547        314,396
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets           114,581            -
  Purchases of capital assets                   (408,855)       (67,832)
                                             -----------    -----------
       Net cash used in
        investing activities                    (294,274)       (67,832)
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to
   related entities                              (69,821)      (172,295)
  Proceeds from notes payable to
   related entities                              523,378           -
  Principal payments on notes payable
    to related entities                         (144,958)          -
  Principal payments on notes payable            (49,068)       (42,956)
                                             -----------     -----------
       Net cash provided by (used in)
        financing activities                     259,531       (215,251)
                                             -----------     -----------

NET (DECREASE) INCREASE IN CASH                  105,804         31,313

CASH, beginning of period                         17,521         30,108
                                             -----------    -----------
CASH, end of period                          $   123,325    $    61,421
                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $    30,223    $    57,407
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of All-American SportPark, Inc. ("AASP" or the "Company"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company". All significant intercompany accounts and transactions have been eliminated. The operations of the Callaway Golf Center ("CGC") are included in AASP.

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2004 and for all periods presented.

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

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,400,000 for both the three-month and nine month periods ended September 30, 2004 and 2003.

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

5.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) an entity owned by the Company Chairman that operates two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two other golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to the Paradise Store, Rainbow Store and SAGS approximated $11,400 and $12,800 for the quarters ended September 30, 2004 and 2003, respectively.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of September 30, 2004, the Company had a working capital deficit of $978,794 and a shareholders' equity deficiency of $6,735,556.

CGC has generated positive cash flow since 1998. However, this positive cash flow, which has diminished substantially in the current period, has been used to fund corporate overhead that is in place in support of the CGC and public company operations, and there is no assurance that it will continue.

In the first and third quarters of 2004, the CGC converted a portion of its driving range and golf course to a water saving desert landscape known as "xeriscape." The costs of this conversion were funded by an incentive from the Southern Nevada Water Authority. Additionally, the amount of the incentives exceeded the costs of the conversions. The turf conversion projects are expected to significantly reduce the future costs of landscape maintenance. Water usage is also expected to be significantly lower, however, due to water rate increases, the usage reductions are not expected to generate cost savings compared to historical cost.

AASP management believes that its operations, and existing cash balances as of September 30, 2004, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In March 2003, the Company reached a settlement with the general contractor and other entities responsible for building the CGC wherein the Company received $880,000. Of this amount, approximately $200,000 was used to pay outstanding legal and expert fees related to the lawsuit. Part of these settlement proceeds were used to fund continuing operations. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

7.  RECLASSIFCATIONS

Certain prior period amounts have been reclassified to conform with current year presentation.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended September 30, 2004 increased $20,456 or 4.1% to $525,339 from $504,883 reported for the same period in 2003. Golf lesson revenue was $45,154 in 2004 compared to zero golf lesson revenue in 2003 as a result of the CGC paying golf pros directly instead of contracting with Giant Golf to provide lessons. As a result of the termination of this relationship, rental revenue from Giant Golf decreased by $19,280. Green fees increased by $12,608 and driving range revenue increased by $14,069. Sponsorship income decreased by $25,000 due to termination of a sponsorship agreement with a soft drink bottler in October 2003.

COST OF REVENUES. Costs of revenues increased by $58,236 or 64.1% to $149,146 in 2004 as compared to $90,910 in 2003. Cost of revenue as a percentage of revenues was 28.4% in 2004 as compared to 18.0% in 2003. The increase is due mainly to the following items: golf pros were paid $29,590 in 2004 compared to zero cost in 2003 due to the fact that during 2003 this service was outsourced to Giant Golf. This arrangement ended in March 2004. The net effect of terminating the Giant Golf relationship was a decrease of $5,122 in gross margin for the three months ended September 30, 2004. Wages and benefits also increased $13,818, and operating supplies increased $13,962 as a result of purchasing range balls which did not occur in the year ago quarter.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased by $50,208, or 10.6%, to $519,582 in 2004, compared to $469,374 in 2003. Computer expenses in 2004 include a $10,699 write off of obsolescent point of sale software. Advertising expense increased $13,196 in 2004 as a result of the increased revenues detailed above. Repairs and maintenance expenses increased by $7,572 due to aging range equipment. Investor relations expense increased $22,068 in 2004 due to receipt of a $22,500 credit from the Company's investor relations firm in 2003.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. For the three months ended September 2004, other income improved $80,598 compared to the same period in 2003, primarily due to the water authority paying CGC an incentive for completion of the conversion of a portion of the golf course to drought tolerant (xeriscape) vegetation. The amount of the payment net of disposition of capitalized landscaping was $78,052.

NET LOSS. The net loss decreased by $18,064 to $119,766 in 2004, compared to a net loss of $137,830 in 2003. The primary reason for the decreased net loss in 2004 was that other income improved $80,598 due primarily to receipt of a $78,052 turf conversion incentive payment from the water authority. In addition, the minority interest in the net profit of the CGC decreased by $37,546 to $$87,211 as compared to $49,665 in 2003 as a result of CGC's increased net loss for the three months ended September 30, 2004.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

REVENUES. Revenues of the CGC decreased $28,670 or 1.6% to $1,754,949 as compared to $1,783,619 in 2003. This decrease is due primarily to a reduction in league play revenue of $13,160; the termination of a sponsorship agreement with a soft drink bottler resulting in loss of $75,000 in sponsorship revenue; a decrease in rental income of $46,980 from Giant Golf and Saint Andrews Golf: and the fact that $16,974 in insurance recoveries and miscellaneous income were received in 2003. The revenue reductions were offset by increased driving range revenue of $29,616 and golf lesson revenue of $95,757.

COST OF REVENUES. Cost of revenues increased by $141,126 or 52.9% to $407,856 compared to $266,730 in 2003. This increase is due primarily to GCG paying golf pros $59,014 directly in 2004 to teach lessons which were taught by Giant Golf in 2003. In addition, there was an increase in direct wages of $36,075 as a result of staff increases in 2004 required to provide a higher level of guest service, and an increase of $47,775 in cost of range supplies due to higher volume purchases of range balls compared to 2003 to take advantage of favorable pricing.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased by $81,166 or 5.0% to $1,523,874 in 2004 compared to $1,605,040 in 2003. The reduction is primarily due to a $179,442 decrease in legal fees resulting primarily from a settlement of the Company's lawsuit against the general contractor in 2003 who built the CGC facility. This reduction was offset by the following expense increases: $7,580 in repairs and maintenance due to aging range equipment; $21,059 in computer related expenses due primarily to a write off of obsolescent software; $21,537 in landscaping expenses; $26,110 in advertising expenses and $18,875 in bad debt expense.

OTHER INCOME. Other income in 2004 of $254,396 resulted primarily from the receipt of a $272,350 incentive payment from the water authority net of disposition of related assets with a depreciated cost of $26,950 based on CGC's conversion of 487,107 square feet of its driving range and golf course to "xeriscape" landscaping with the expectation of a significant reduction in water usage. The $880,000 of other income in 2003 resulted from the Company's settlement of its lawsuit against the general contractor who built the CGC facility.

NET INCOME (LOSS). The Company had a net loss in 2004 of $288,844 compared to net income of $183,532 in 2003. The drop was primarily a result of the fact that during 2003 the Company received other income of $880,000 from the settlement of a construction defect claim. This was partially offset by other income in 2004 of $254,396 which resulted primarily from receipt of an incentive payment from the water authority for CGC's conversion of a portion of its golf course and driving range to "xeriscape." In addition, minority interest in the earnings of the CGC decreased $251,521 in 2004 as a result of the CGC's 2004 net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had a working capital deficit of $978,794, as compared to a working capital deficit of $1,051,418 at December 31, 2003. The CGC has generated positive cash flow since 1998. However, this positive cash flow has been used to fund corporate overhead that is in place in support of the CGC and public company operations. There is no assurance that it will continue to provide positive cash flow.

Management believes that the CGC operations and existing cash balances as of September 30, 2004, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2003, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

In the first and third quarters of 2004, the CGC converted a portion of its driving range and golf course to a water saving desert landscape known as "xeriscape." The costs of this conversion were funded by an incentive from the Southern Nevada Water Authority. Additionally, the amount of the incentives exceeded the costs of the conversions. The turf conversion projects are expected to significantly reduce the future costs of landscape maintenance. Water usage is also expected to be significantly lower, however, due to water rate increases, the usage reductions are not expected to generate cost savings compared to historical cost.

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

Working capital needs have been helped by deferring payments of interest and notes payable balances due to an Affiliate. Management believes that additional deferrals or such payments can be negotiated, if necessary.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in internal control over financial reporting that occurred during the third quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 12, 2000, the Company filed a complaint against Bentar Development, Inc. and Contractors Bonding & Insurance Company in the District Court of Clark County, Nevada, seeking damages for breach of contract, unjust enrichment, and license bond claim. Bentar Development, Inc. was the general contractor on the construction of the Callaway Golf Center. The Company settled the case in March 2003 with Bentar and all other involved parties, except for one subcontractor named Western Technologies. The settlement with Bentar resulted in the Company receiving $880,000 in cash. Subsequent to the settlement, the Company continued its suit against Western Technologies and was awarded a judgment against Western Technologies of $660,000 in March 2003. Western Technologies has appealed the judgment and the case is expected to be heard in June of 2005. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 (including the judgment, interest, and attorneys fees).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: November 15, 2004
                                  By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer(Principal
                                     Executive Officer) and Treasurer
                                     (Principal Financial Officer)