Form 10KSB
period 2004-12-31
ALL AMERICAN SPORTPARK INC
filed 2005-03-31
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  December 31, 2004

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

State issuer's revenues for its most recent fiscal year:  $2,168,802.

As of March 29, 2005, 3,400,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $1,099,000.

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

     Sports Entertainment Enterprises, Inc. ("SPEN"), formerly known as Las Vegas Discount Golf & Tennis, Inc. ("LVDG"), a publicly traded company, acquired the Company in February 1988, from Vaso Boreta, who was the Company's sole shareholder. Vaso Boreta also served as SPEN's Chairman of the Board, President and CEO until February 2005.

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

     The Callaway Golf Center[TM] includes a 110-station, two-tiered driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens, waterfall features, and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition, the CGC includes a lighted nine hole, par three golf course named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the CGC is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system developed by Callaway Golf Company, and two tenant operations: (a) the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, and (b) the Bistro 10 restaurant and bar which features an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     The CGC has a lease agreement with St. Andrews Golf Shop for the provision of sales of golf retail merchandise. The lease is for fifteen years ending in October 2012. The lessee pays a fixed monthly rental for its office and retail space.

     The CGC had a lease and concession agreement with Giant Golf Academy which was terminated by Giant Golf's receivership due to internal business issues in March of 2004.

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

MARKETING

     The marketing program for the CGC is focused primarily on the local individual customers with increasing emphasis on the individual tourist market because of the facility's proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective for the local market. For the tourist market, the Company has instituted taxi programs, rack cards, and print media in tourist publications that are located in the Las Vegas hotels and hotel rooms. Also, the CGC, has implemented programs to attract more group events, clinics, and other special promotional events. In February of 2004, the golf center installed a 30' (ft.) pylon sign with a reader board in front of the center. The sign makes the general public aware of various programs, specials and other information taking place within the facility. Once installed, the CGC began random customer information survey's to provide information on how guests heard of the facility. Over half stated that they came into the facility because they saw the new sign.

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

EMPLOYEES

     As of March 12, 2005, there were 3 full-time and 1 part-time employee at the Company's executive offices, and 8 full-time and 11 part-time employees at CGC.

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

     The CGC has two tenants: (1) The St. Andrews Golf Shop that occupies approximately 4,000 square feet for golf retail sales and pays a fixed monthly rental of $13,104 for its retail and office space. The lease is for fifteen years ending in 2012. (2) Sierra Sportservice occupies about 2,500 square feet for food and beverage services and pays percentage rent depending on the type of sale made (i.e. restaurant, catering, beverage cart). The lease is for ten years ending in 2007.

ITEM 3.  LEGAL PROCEEDINGS

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     On September 12, 2000, the Company filed a complaint against Bentar Development, Inc. and Contractors Bonding & Insurance Company in the District Court of Clark County, Nevada, seeking damages for breach of contract, unjust enrichment, and license bond claim. Bentar Development, Inc. was the general contractor on the construction of the Callaway Golf Center. The Company's claim asserts construction defects related to the CGC's driving range tee line which has experienced large cracks in the concrete and ground level differentials on each side of the cracks of more than one inch as the result of ground subsidence arising primarily from Bentar's failure to properly compact the earth in and around the tee line. The Company settled the case in March 2003 with Bentar and all other involved parties, except for one subcontractor named Western Technologies. The settlement with Bentar resulted in the Company receiving $880,000 in cash. Subsequent to the settlement, the Company continued its suit against Western Technologies and was awarded a judgment against Western Technologies of $660,000 in March 2003. Western Technologies appealed the judgment. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 (including the judgment, interest, and attorneys fees). The appeal has been fully submitted to the Nevada Supreme Court for its decision.

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

                                                   HIGH       LOW
                                                 -------    -------
      Year Ended December 31, 2004:
       First Quarter                             $0.08       $0.03
       Second Quarter                            $0.20       $0.04
       Third Quarter                             $0.21       $0.05
       Fourth Quarter                            $1.01       $0.05

      Year Ended December 31, 2003:
       First Quarter                             $ 0.03      $ 0.01
       Second Quarter                            $ 0.15      $ 0.01
       Third Quarter                             $ 0.17      $ 0.04
       Fourth Quarter                            $ 0.12      $ 0.03

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 1, 2005 was approximately 1,050. This does not include approximately 1,000 shareholders who hold stock in their accounts at broker/dealers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company does not employ any accounting policies and estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. However, in December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised
2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of fiscal year 2005.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, and Amendment of APB Opinion 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153.

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

     RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003.

     REVENUES. Revenues of the Callaway Golf Center ("CGC") for 2004 decreased 2.3% to $2,168,802 compared to $2,218,617 in 2003. The decrease was due to an overall decrease in golf course revenue. This decrease is due primarily to a reduction in league play revenue of $12,340 and a decrease in golf course green fees of $12,405; the termination of a sponsorship agreement with a soft drink bottler resulting in loss of $78,928 in sponsorship revenue; a decrease in rental income of $76,034 from Giant Golf and Saint Andrews Golf and the fact that $21,583 in insurance recoveries and miscellaneous income were received in 2003. The revenue reductions were offset by increased driving range revenue of $34,036 and golf lesson revenue of $120,770.

     COST OF REVENUES. Costs of revenues increased by $45.57% in 2004 to $505,555 compared to $347,301 in 2003. The overall increase can be attributed to the golf pro salaries, which was $0 in 2003 due to the fact that during 2003 this service was outsourced to Giant Golf. This arrangement ended in March 2004. The increase also is attributed to a higher direct payroll cost and driving range supply purchases in 2004.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expense decreased by 3.1% to $1,978,385 in 2004 from $2,041,668 in 2003 is mainly due to legal expenses from a lawsuit in 2003 of $222,348 and the write-off, in 2004 of uncollectible receivables of $109,871.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 4.79% to $71,154 in 2004 compared to $67,903 in 2003 due to 2004 asset additions including the driving range turf conversion of $148,000 and a new point of sale system for the golf center of $14,000.

     INTEREST EXPENSE. Interest expense increased 2.74% to $483,792 in 2004 compared to $470,895 in 2003 due mainly to issuance of additional notes payable to related parties.

     NET INCOME (LOSS). Net income decreased 77% to $77,371 in 2004 from $337,424 in 2004. The primary differences in 2004 compared to 2003 are an increase in debt forgiveness from $316,991 in 2003 to $669,887 in 2004, the receipt of a lawsuit settlement in 2003 which resulted in income of $880,000 that was partially offset by legal expenses of $200,000, and an increase in cost of revenues of $158,254 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     In January 2004, AAGC completed Phase I of its turf conversion program that could result in significant cost savings going forward. This turf conversion program, named the Water Smart Landscapes Program, is sponsored by the Southern Nevada Water Authority ("SNWA") and provides a financial incentive to business properties to convert grass areas to "xeriscape", an approach to landscaping that is beautiful and water-efficient. AAGC incurred costs of $94,554 for Phase I of this project, all of which was incurred in 2004. The incentive provided by the SNWA is a price per square foot rebate for area converted, and totaled $187,553 for Phase I. More significantly, ongoing costs for water, electricity, and landscape maintenance are expected to decrease by as much as $50,000 annually. Phase II of the Company's turf conversion on approximately 130,000 square feet of the golf course was completed late in 2004 at a cost of approximately $53,728. Completion of this phase of the project will further reduce expenses for water and landscaping costs. It is expected that the rebate from the SNWA will more than cover the expenses of this phase of the project.

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

     In 2004, the Company began implementing new marketing strategies that resulted in increased revenues during the year. Going into 2005, we expect this trend to continue.

     Nevertheless for reasons described below and in Note 1.d. to the consolidated financial statements, in its report dated March 25, 2005, the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     As of December 31, 2004, the Company had a working capital deficit of $871,980, as compared to a working capital deficit of $1,051,418 at December 31, 2003. The reduction in the working capital deficit is primarily due to the overall net income for 2004 and a refinancing of a $100,000 note from Saint Andrews Golf Shop to long term debt.

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

     There are no planned material capital expenditures in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements.

FORWARD LOOKING STATEMENTS

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-15 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of December 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE           POSITIONS AND OFFICES HELD
------------------    ---      ------------------------------------

Ronald S. Boreta      42       President, Chief Executive Officer,
                               Treasurer, Secretary and Director

Vaso Boreta           70       Chairman of the Board and Director

Robert R. Rosburg     77       Director

William Kilmer        64       Director

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company.

      The Company does not currently have an audit committee. The full Board of Directors serves as the audit committee. The Company has no "audit committee financial expert" on the Board of Directors because it is not legally required to have one and, due to the limited size of the Company's operations, it is not deemed necessary. The Company presently has no compensation or nominating committee.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer who received compensation in excess of $100,000 for the years ended December 31, 2004, 2003 and 2002 from the Company:

                                     SUMMARY COMPENSATION TABLE

                                                             Long-Term Compensation
                                                        -------------------------------
                              Annual Compensation              Awards          Payouts
                           ------------------------    ---------------------   -------
                                                                     Securi-
                                                                      ties
                                                                     Underly-
                                               Other                   ing                 All
                                               Annual   Restricted   Options              Other
Name and Principal                             Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus     sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----     ------   ----------   --------   -------   -------
Ronald S. Boreta,    2004   $120,000  --       $29,996     --           --       --         --
President and CEO    2003   $120,000  --       $25,732     --           --       --         --
                     2002   $120,000  --       $26,482     --           --       --         --

Kirk Hartle, Chief   2003   $120,000  --          --       --           --       --         --
Financial Officer    2002   $116,723  --          --       --           --       --         --
<FN2>
________________


<FN1> Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile for his personal use.  For 2004, 2003, and 2002 respectively, these amounts were $ 10,530, $11,132, and $7,808, for club memberships; and $19,466, $14,600, and $18,674 for an automobile.

<FN2> Mr. Hartle resigned as Chief Financial Officer effective February 20, 2004.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 2005, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                  AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-                PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP               OF CLASS
--------------------              ----------------               --------

Ronald S. Boreta                    975,484 (1)                   26.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

ASI Group LLC (5)                   637,044 (6)                   18.7%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

John Boreta                         500,439 (2)                   14.7%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Boreta Enterprises, Ltd.            360,784 (4)                   10.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Vaso Boreta                           3,853 (3)                    0.1%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                     1,383                         --
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                        1,383                         --
1853 Monte Carlo Way
Coral Springs, FL  33071

All Directors and Officers          982,103 (7)                   25.7%
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

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2003:


----------------------------------------------------------------------------------------
                                                                   Number of
                                                                   securities remain-
                                                                   ing available for
                                                                   future issuance
                     Number of securi-                             under equity
                     ties to be issued      Weighted-average       compensation plans
                     upon exercise of       exercise price of      (excluding securi-
                     outstanding options,   outstanding options,   ties reflected
                     warrants and rights    warrants and rights    in column (a))
Plan Category             (a)                     (b)                    (c)
----------------------------------------------------------------------------------------
Equity compensation    450,000                   $0.80                  950,000
plans approved by
security holders
----------------------------------------------------------------------------------------
Equity compensation       --                       --                     --
plans not approved
by security holders
----------------------------------------------------------------------------------------
     Total             450,000                   $0.80                  950,000
----------------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Sports Entertainment Enterprises, Inc. ("SPEN"), a publicly-held corporation, owned approximately 67% of the Company's outstanding shares prior to May 8, 2002. Effective as of that date, the shares of the Company held by SPEN were distributed to SPEN's shareholders. Until February 2005, Vaso Boreta, the Company's Chairman of the Board, was an Officer and Director of SPEN. Ronald S. Boreta, President and a Director of the Company, was a Director and principal shareholder of SPEN. Robert S. Rosburg and William Kilmer, Directors of the Company, were also Directors of SPEN. In addition, John Boreta, the son of Vaso Boreta and the brother of Ronald S. Boreta, was a principal shareholder of SPEN.

     The Company has transactions and relationships with (a) SPEN, (b) Vaso Boreta and his wholly owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (c) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President, Ron Boreta, and his brother, John Boreta. The types of costs and expenses that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to these related parties by the Company approximated $92,500 and $116,000 in 2004 and 2003, respectively.

     The Company has various notes payable to Las Vegas Golf and Tennis Paradise owned by our Company's Chairman. These notes are due in varying amounts on December 1 each year through year 2008. The notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balance at December 31, 2004 was $3,713,473 and $1,756,068, respectively. The note payable and accrued interest payable balance at December 31, 2003 was $4,113,473 and $1,614,607, respectively.

     In February 2002, the Company repaid $76,306 in principal on the Chairman Notes. The Company did not have the resources to pay the required note payments due December 1, 2002 and 2003. The Chairman forgave the 2002 note balance due of $168,363 and the related accrued interest payable of $71,062 for a total of $239,425, the 2003 note balance due of $200,000 and the related accrued interest payable of $116,991 for a total of $316,991, and the 2004 note balance due of $400,000 and the related interest payable of $269,887.
The Chairman also agreed to not accelerate the maturities of the remaining notes due to these defaults.

     In the third quarter of 2003, SAGS secured financing on behalf of AAGC to construct a pylon sign at the entrance of the golf center facility. The total financing for the sign was approximately $170,000. SAGS pays the debt service on the financing and bills AAGC for the amount paid. The financing is for five years with monthly payments of approximately $3,600.

     In November and December 2003, SAGS loaned the Company a total of $100,000 to fund operations. The loans are $50,000 each and are both due one year from date of issuance with interest accruing at ten percent per annum. In 2004 an additional note was issued to SAGS for approximately $553,000, which includes the refinancing of the two $50,000 notes issued in 2003, interest accrues at 10% per annum and is payable out of available cash flows, if any.

     In November 2004, BE Holdings 1, LLC, which is owned by Vaso Boreta, Chairman of the Board, advanced the Company $100,000 to fund operations. This note accrues interest at 10% per annum and is payable out of available cash flows, if any.

     In February 2005, the Company agreed to forgive all of the amounts owed to it by SPEN in exchange for the issuance to it of 10,000 shares of SPEN's common stock. The amount forgiven was $99,012, recorded in 2004.

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

  3.1       Restated Articles of          Incorporated by reference to
            Incorporation                 Exhibit 3.1 to the Registrant's
                                          Form SB-2 Registration Statement
                                          (No. 33-84024)

  3.2       Certificate of Amendment      Incorporated by reference to
            to Articles of Incorporation  Exhibit 3.2 to the Registrant's
                                          Form SB-2 Registration Statement
                                          No. 33-84024)

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

 10.1       Employment Agreement          Incorporated by reference to
            with Ronald S. Boreta         Exhibit 10.1 to the Registrant's
                                          Form SB-2 Registration Statement
                                          (No. 33-84024)

 10.2       Stock Option Plan             Incorporated by reference to
                                          Exhibit 10.2 to the Registrant's
                                          Form SB-2 Registration Statement
                                          (No. 33-84024)

 10.3       Promissory Note to Vaso       Incorporated by reference to
            Boreta                        Exhibit 10.11 to the Registrant's
                                          Form SB-2 Registration Statement
                                          (No. 33-84024)

 10.4       Lease Agreement between       Incorporated by reference to
            Urban Land of Nevada and      Exhibit 10.17 to the Registrant's
            All-American Golf Center,     Form SB-2 Registration Statement
            LLC                           (No. 33-84024)

 10.5       Operating Agreement for       Incorporated by reference to
            All-American Golf, LLC,       Exhibit 10.18 to the Registrant's
            a limited liability           Form SB-2 Registration Statement
            Company                       (No. 33-84024)

 10.6       Lease and Concession          Incorporated by reference to
            Agreement with                Exhibit 10.20 to the Registrant's
            Sportservice Corporation      Form SB-2 Registration Statement
                                          (No. 33-84024)

 10.7       Promissory Note of All-       Incorporated by reference to
            American SportPark, Inc.      Exhibit 10.23 to the Registrant's
            for $3 million payable to     Annual Report on Form 10-KSB for
            Callaway Golf Company         the year ended December 31, 1998

 10.8       Guaranty of Note to           Incorporated by reference to
            Callaway Golf Company         Exhibit 10.24 to the Registrant's
                                          Annual Report on Form 10-KSB for
                                          the year ended December 31, 1998

 10.9       Forbearance Agreement         Incorporated by reference to
            dated March 18, 1998          Exhibit 10.25 to the Registrant's
            with Callaway Golf            Annual Report on Form 10-KSB for
            Company                       the year ended December 31, 1998

 10.10      Promissory Note to Saint      Filed herewith electronically
            Andrews Golf, Ltd.

 10.11      Promissory Note to BE         Filed herewith electronically
            Holdings I, LLC

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

 32         Certification of Chief        Filed herewith electronically
            Executive Officer and
            Principal Financial
            Officer Pursuant to
            Section 18 U.S.C.
            Section 1350


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years ended December 31, 2004 and 2003 by Piercy Bowler Taylor & Kern for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $28,000 and $22,500, respectively.

AUDIT RELATED FEES

     None.

TAX FEES

     The aggregate fees billed for tax services rendered by Piercy Bowler Taylor & Kern for tax compliance and tax advice for the two fiscal years ended December 31, 2004 and 2003, were $6,675 and $3,000, respectively.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of All-American SportPark, Inc.:
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the consolidated financial statements, the Company has had recurring losses from continuing operations, and has a working capital deficit and substantial shareholders' equity deficiency at December 31, 2004; these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Piercy Bowler Taylor & Kern

PIERCY BOWLER TAYLOR & KERN




Las Vegas, Nevada
March 25, 2005

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2004 AND 2003

ASSETS
                                                        2004        2003
                                                    -----------   ----------
Current assets:
  Cash                                              $    6,125    $   17,521
  Accounts receivable                                      902        23,696
  Prepaid expenses and other                            11,626        16,278
                                                    ----------    ----------
     Total current assets                               18,653        57,495

Leasehold improvements and
  equipment, net of accumulated
  depreciation                                       1,034,033       808,112
Due from related parties                               296,131       242,596
Other assets                                             1,367         3,872
                                                     ---------    ----------
     Total assets                                    $1,350,184   $1,112,075
                                                     ==========   ==========


































The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2004 AND 2003
                                (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                                       2004        2003
                                                   -----------   ----------

Current liabilities:
  Current portion of notes payable to
   related parties                                 $   350,000   $  500,000
  Current portion of other long-term debt              108,656       66,210
  Interest payable to related parties                  232,690      230,983
  Accounts payable and accrued expenses                199,287      311,720
                                                   -----------   ----------
     Total current liabilities                         890,633    1,108,913

Notes payable to related parties,
  net of current portion                             3,999,299    3,713,473
Interest payable to related parties                  1,525,044    1,384,720
Due to related parties                                 640,556      602,513
Other long-term debt, net of current portion           239,381      312,141
Deferred income                                         13,104        1,500
                                                   -----------   ----------
     Total liabilities                               7,308,017    7,123,260
                                                   -----------   ----------

Minority interest in subsidiary                        411,508      435,527
                                                   -----------   ----------

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                        -            -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at December 31,
   2004 and 2003, respectively                           3,400        3,400
  Additional paid-in capital                        11,462,882   11,462,882
  Accumulated deficit                              (17,835,623) (17,912,994)
                                                   -----------  -----------

     Total shareholders' equity deficiency          (6,369,341)  (6,446,712)
                                                   -----------  -----------
Total liabilities and shareholders'
 equity deficiency                                 $ 1,350,184  $ 1,112,075
                                                   ===========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (CONTINUED)

                                                       2004         2003
                                                   -----------   -----------

Revenues                                           $ 2,168,802   $ 2,218,617
Cost of revenues                                       505,555       347,301
                                                   -----------   -----------
     Gross profit                                    1,663,247     1,871,316
                                                   -----------   -----------

Operating expenses:
   Selling, general and administrative               1,978,385     2,041,668
   Depreciation and amortization                        71,154        67,903
                                                   -----------   -----------
     Total operating expenses                        2,049,539     2,109,571
                                                   -----------   -----------

Operating loss                                        (386,292)     (238,255)

Interest expense, net                                 (483,792)     (470,895)
Gain on extinguishment of debt                         669,887       316,991
Other income, net                                      253,549       880,000
                                                   -----------   -----------
     Income before minority
      interest                                          53,352       487,841

Minority interest in (income) loss of
 subsidiary                                             24,019      (150,417)
                                                   -----------   -----------
     Net income                                    $    77,371   $   337,424
                                                   ===========   ===========

NET INCOME PER SHARE:
 Basic and diluted net income
  per share                                        $      0.02   $      0.10
                                                   ===========   ===========















The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                             ADDITIONAL
                     COMMON     PAID-IN      ACCUMULATED
                     STOCK      CAPITAL      DEFICIT            TOTAL
                    ---------  -----------   ------------    -----------

Balances,
January 1, 2003      $ 3,400   $11,462,882   $(18,250,418)   $(6,784,136)

Net income                                        337,424        337,424
                    ---------  -----------   ------------    -----------
Balances,
December 31, 2003      3,400    11,462,882    (17,912,994)    (6,446,712)

Net income                                         77,371         77,371
                    ---------  -----------   ------------    -----------
Balances,
December 31, 2004    $ 3,400   $11,462,882   $(17,835,623)   $(6,369,341)
                    =========  ===========   ============    ===========





























The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                       2004         2003
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $    77,371   $   337,424
   Adjustment to reconcile net income
    to net cash provided by
   (used in) operating activities:
   Gain on extinguishment of debt                     (669,887)     (316,991)
   Minority interest                                   (24,019)      150,417
   Depreciation and amortization                        71,154        67,903
   Loss on disposal of capital assets                   26,950          -
   Bad debts                                           109,871          -
   Increase in operating (assets) and
   liabilities:
     Accounts receivable                                 3,918        13,272
     Prepaid expenses and other assets                   7,157        37,769
     Accounts payable and
      accrued expenses                                (112,432)     (415,261)
     Interest payable to related parties               411,918       434,545
     Decrease in deferred income                        11,604       (80,908)
                                                   -----------   -----------
       Net cash provided by (used in)
       operating activities                            (86,395)      228,170
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                         (324,025)      (74,502)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to related parties                   (36,526)     (159,337)
  Proceeds of loan from related parties                688,334       100,000
  Principal payments on notes payable
    related parties                                   (186,574)         -
  Principal payments on other
    notes payable                                      (66,210)     (106,918)
                                                   -----------   -----------
       Net cash provided by (used
       in) financing activities                        399,024      (166,255)
                                                   -----------   -----------
NET DECREASE IN CASH                                   (11,396)      (12,587)

CASH, beginning of year                                 17,521        30,108
                                                   -----------   -----------
CASH, end of year                                  $     6,125   $    17,521
                                                   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                           $    88,030   $    69,145
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. ("AASP"), include the accounts of AASP and its 65%-owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company". Urban Land of Nevada, Inc. ("ULN") owns the remaining 35% of AAGC. All significant intercompany accounts and transactions have been eliminated. The company's business operations of the Callaway Golf Center ("CGC") are included in AAGC.

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

The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range which has been ranked the Number 2 golf practice facility in the United States since it opened in October 1997, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and two tenants: the St. Andrews Golf Shop retail store, and the Bistro 10 restaurant and bar.

     c.  CONCENTRATIONS OF RISK

The Company operates the Callaway Golf Center in Las Vegas, Nevada. The probable level of sustained customer demand for this type of recreational facility is undetermined. The Company has implemented various strategies to market the Callaway Golf Center to both tourists and local residents. Should attendance levels at the Golf Center not meet expectations in the short-term, management believes existing cash balances would not be sufficient to fund operating expenses and debt service requirements for at least the next twelve months. The inability to build attendance to profitable levels beyond a twelve-month period may require the Company to seek additional debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

     d.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2004 and 2003, although the Company had net income of $77,371 and $337,424, respectively, as of December 31, 2004, the Company had a working capital deficit of $871,980 and a shareholders' equity deficiency of $6,369,341.

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

     e.  ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may require revision in future periods.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of fiscal year 2005.

     b.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment (Note 5) are stated at cost.
Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term or the following estimated useful lives of the assets:

       Furniture and equipment              3-10 years
       Leasehold improvements                 15 years

     c.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $92,885 and $64,337 in 2004 and 2003, respectively.

3.   INCOME PER SHARE

Basic and diluted income per share is computed by dividing reported net income by the weighted-average number of common and common equivalent shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share was 3,400,000 in both 2004 and 2003.

4.   RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada, (the "Paradise Store" and "Rainbow Store") and, (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the Callaway Golf Center. The types of costs and expenses that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received.

Amounts allocated to these related parties by the Company approximated $92,500 and $116,000 in 2004 and 2003, respectively.

The Company has various notes payable to an entity owned by the Company's Chairman. These notes are due in varying amounts on December 1 each year through year 2008. The notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balances at December 31, 2004 are $3,713,473 and $1,756,068, respectively. The note payable and accrued interest payable balances at December 31, 2003 are $4,113,473 and $1,614,607, respectively.

In 2003, SAGS secured financing on behalf of AAGC to construct a pylon sign at the entrance of the golf center facility. The total financing for the sign was approximately $170,000. SAGS pays the debt service on the financing and bills AAGC for the amount paid. The financing is for five years with monthly payments of approximately $3,600.

In 2003, SAGS loaned the Company a total of $100,000 to help fund operations. The loans were due in 2004, with interest accruing at ten percent. In 2004, an additional note was issued to SAGS for approximately $553,000, which includes the refinancing of the notes issued in 2003, and interest accrues at 10% and is payable only out of available cash flows, if any.

In 2004, a company owned by the Chairman of the Board, advanced the Company $100,000 to fund operations. This note accrues interest at 10% and is also payable only out of available cash flows, if any.

Aggregate maturities of related party notes and the related accrued interest payable for the five years subsequent to December 31, 2004 are as follows:


             2005       $    385,896
             2006            258,528
             2007            151,353
             2008          3,037,446
             2009              --
             Thereafter      551,972
                        ------------
                        $  4,385,195
                        ============

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                   2004                   2003
                            -----------------      -----------------

     Building                  $    252,866          $     252,866
     Land Improvements              450,390                338,637
     Furniture and equipment        243,108                287,994
     Signs                          208,688                 52,691
     Leasehold improvements         326,400                324,414
     Other                           13,789                 13,789
                             -----------------     -----------------
                                  1,495,241              1,270,391

     Less accumulated
      depreciation and
      amortization                 (461,208)              (462,279)
                             -----------------     -----------------
                               $   1,034,033         $     808,112
                             =================     =================

6.  OTHER LONG-TERM DEBT

The Company has outstanding a promissory note payable to an unrelated party, due in quarterly installments of $25,000 through September 2008 without interest. This note has been discounted to reflect its present value.

Aggregate maturities of this obligation for the five years subsequent to December 31, 2003, are as follows:

                     2005                 $    72,760
                     2006                      79,957
                     2007                      87,801
                     2008                      71,623
                                          -----------
                   Balance, net of
                   unamortized discount
                   of $53,839             $   321,141
                                          ===========

7.  LEASES

The land underlying the Callaway Golf Center is leased under an operating lease that expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues.

The Company is obligated under various other non-cancelable operating leases for equipment that expire over the next two years.

At December 31, 2004, minimum future lease payments under non-cancelable operating leases are as follows:

                     2005                  $  462,602
                     2006                     412,503
                     2007                     399,892
                     2008                     398,077
                     2009                     398,077
                     Thereafter               696,635
                                           ----------
                     Total                 $2,731,786
                                           ==========

Total rent expense for operating leases was $440,448 for 2004 and $432,613 for 2003.

8.  INCOME TAXES

Income tax expense (benefit) consist of the following:

                                      2004               2003
                                  ------------       ------------
    Current                       $     29,253       $     73,013
    Deferred                           (29,253)           (73,013)
                                  ------------       ------------
                                  $       -          $       -
                                  ============       ============

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                           2004               2003
                                       -----------         -----------
Deferred tax liabilities:
  Temporary differences related to:
  Depreciation                         $  (239,316)        $  (209,088)
  Minority interest                       (139,913)            (87,209)
Deferred tax assets:
  Net operating loss carryforward        5,788,234           5,733,181
  Related party interest                   597,063             548,966
  Deferred income                            4,455                 510
  Other                                      2,107               3,016
                                       -----------         -----------
Net deferred tax asset before
 valuation allowance                     6,018,630           5,989,377
  Valuation allowance                   (6,018,630)         (5,989,377)
                                       -----------         -----------
Net deferred tax asset                 $      -            $      -
                                       ===========         ===========


As of December 31, 2004, the Company has available for income tax purposes approximately $17 million in federal net operating loss carryforwards, which may be available to offset future taxable income. These loss carryforwards expire in 2018 through 2024. A one hundred percent valuation allowance has been established against the net deferred tax asset since it appears more likely than not that it will not be realized.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                        YEARS ENDED DECEMBER 31,
                                        2004                2003
                                  ----------------    ----------------
Net income (loss)
    As reported                    $     77,371        $     337,424
    Pro forma                            77,371              337,424

Basic and diluted net income (loss)
 per share
    As reported                            0.02                 0.10
    Pro forma                              0.02                 0.10

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2004 and 2003 is presented below:

                                2004                         2003
                       -----------------------       ----------------------
                                      Weighted                     Weighted
                                      Average                      Average
                                      Exercise                     Exercise
                        Shares        Price          Shares        Price
                       -----------------------       ----------------------
Beginning of year      500,000        $   0.80       500,000       $  0.78
  Granted                 -              -              -            -
  Exercised               -              -              -            -
  Forfeited               -              -              -            -
  Expired              (50,000)          -              -            -
                       -----------------------       ----------------------
End of year            450,000        $   0.80       500,000       $  0.68
                       =======================       ======================
Exercisable at
end of year            445,000        $   0.76       485,000       $  0.68
                       =======================       ======================



                          Options Outstanding           Options Exercisable
                -------------------------------------   ---------------------
                              Weighted
                              Average        Weighted                Weighted
                              Remaining      Average                 Average
                Number        Contractual    Exercise   Number       Exercise
                Outstanding   Life (Years)   Price      Exercisable  Price
                -------------------------------------   ---------------------
Range of exer-
cise prices
$0.055-$4.00      450,000        1.61        $ 0.80      445,000     $ 0.76
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

                                     ALL-AMERICAN SPORTPARK, INC.



Dated: March 31, 2005                By:/s/ Ronald S. Boreta
                                        Ronald S. Boreta, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                     TITLE                        DATE


/s/ Vaso Boreta               Chairman of the Board           March 31, 2005
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief                March 31, 2005
Ronald S. Boreta              Executive Officer),
                              Treasurer (Principal
                              Financial Officer)
                              and Director



/s/ Robert S. Rosburg         Director                        March 31, 2005
Robert S. Rosburg




______________________        Director
William Kilmer