Form 10QSB
period 2005-03-31
ALL AMERICAN SPORTPARK INC
filed 2005-05-16
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2005


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

                            Yes [X]          No [ ]

As of May 12, 2005, 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]













                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2005 and December 31, 2004 ...........          3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2005 and 2004......          4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2005 and 2004 .....          5

         Notes to Consolidated Financial Statements .....          6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..............................          8

Item 3.  Controls and Procedures ........................         10

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..............................         10

Item 2.  Changes in Securities ..........................         11

Item 3.  Defaults Upon Senior Securities ................         11

Item 4.  Submission of Matters to a Vote of Security
         Holders ........................................         11

Item 5.  Other Information ..............................         11

Item 6.  Exhibits and Reports on Form 8-K ...............         11

SIGNATURES ..............................................         12

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2005 AND DECEMBER 31, 2004

                                    ASSETS

                                                2005            2004
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $    22,571    $     6,125
  Accounts receivable                              6,871            902
  Prepaid expenses                                26,919         11,626
                                             -----------    -----------
     Total current assets                         56,361         18,653

Property and equipment, net of
  accumulated depreciation                     1,017,954      1,034,033
Due from related entities                        173,479        296,131
Other assets                                     126,302          1,367
                                             -----------    -----------
     Total assets                            $ 1,374,096    $ 1,350,184
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related entities                          $   441,528    $   385,896
  Current portion of other long-term debt         74,495         72,760
  Interest payable to related entities           241,440        232,690
  Accounts payable and accrued expenses          155,152        199,287
                                             -----------    -----------
     Total current liabilities                   912,615        890,633

Notes payable to related entities, net of
  current portion                              4,027,419      3,999,299
Other long-term debt, net of current portion     220,094        239,381
Interest payable to related entities           1,611,631      1,525,044
Due to related entities                          695,279        640,556
Deferred income                                     -            13,104
                                             -----------    -----------
     Total liabilities                         7,467,038      7,308,017
                                             -----------    -----------
Minority interest in subsidiary                  410,497        411,508
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at March 31, 2005,
   and December 31, 2004, respectively             3,400          3,400
  Additional paid-in capital                  11,462,882     11,462,882
  Accumulated deficit                        (17,969,721)   (17,835,623)
                                             -----------    -----------
     Total shareholders' equity deficiency    (6,503,439)    (6,369,341)
                                             -----------    -----------

Total liabilities and shareholders'
 equity deficiency                           $ 1,374,096    $ 1,350,184
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (UNAUDITED)

                                                 2005          2004
                                             -----------    -----------

Revenues                                     $   542,499    $   564,475
Cost of revenues                                 110,911         90,646
                                             -----------    -----------

     Gross profit                                431,588        473,829
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative           438,100        448,656
   Depreciation and amortization                  16,079         18,540
                                             -----------    -----------
     Total operating expenses                    454,179        467,196
                                             -----------    -----------

Operating income (loss)                          (23,591)         6,633

Other income (expense):
   Interest expense                             (119,139)      (123,452)
   Other income                                    6,621        169,734
                                             -----------    -----------
     Income (loss) before minority
      interest                                  (135,109)        52,915

Minority interest                                  1,011        (42,768)
                                             -----------    -----------
Net income (loss)                            $  (134,098)   $    10,147
                                             ===========    ===========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income (loss)
  per share                                  $     (0.04)   $    (0.00)
                                             ===========    ===========















The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)

                                                2005            2004
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  (134,098)   $    10,147
   Adjustment to reconcile net income
    (loss) to net cash provided by (used in)
      operating activities:
   Minority interest                              (1,011)        42,768
   Depreciation and amortization                  16,079         18,540
   Changes in operating assets and
    liabilities:
     Increase in accounts receivable              (5,969)       (21,108)
     Increase in prepaid expenses
       and other assets                         (140,228)        13,246
     Decrease in accounts payable
      and accrued expenses                       (44,135)       (11,362)
     Increase in interest payable to
      related entities                            95,337        103,515
     Decrease in deferred income                 (13,104)            -
                                             -----------    -----------
       Net cash provided by (used in)
        operating activities                    (227,129)       155,746
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets              -            22,702
  Capital asset expenditures                        -          (118,841)
                                             -----------    -----------
       Net cash used in
       investing activities                         -           (96,139)
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to
   related entities                               55,000        114,958
  Principal payments on notes payable
    to related entities                           (8,821)      (144,958)
  Principal payments on other long-term debt     (17,552)        (6,944)
  Increase (decrease) in due to
   related entities                              214,948         (8,567)
                                             -----------    -----------
       Net cash provided by (used in)
        financing activities                     243,575        (45,511)
                                             -----------    -----------
NET INCREASE IN CASH                              16,446         14,096

CASH, beginning of period                          6,125         17,521
                                             -----------    -----------
CASH, end of period                          $    22,571    $    31,617
                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $    26,058    $    24,698
                                             ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of All-American SportPark, Inc. ("AASP"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC"), (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The operations of the Callaway Golf Center ("CGC") are included in AAGC.

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2005 and for all prior periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, from which the December 31, 2004, audited balance sheet information was derived.

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share were 3,400,000 for the three-month periods ended March 31, 2005 and 2004.

3.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) an entity owned by the Company Chairman that operates two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two other golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the CGC. The types of activities that are shared by these entities are advertising, payroll and employee benefits, warehouse rent, equipment leases, and miscellaneous office expenses. Costs are allocated to each entity based on relative benefits received. Amounts allocated to the Paradise Store, Rainbow Store and SAGS approximated $11,000 and $21,500 for the quarters ended March 31, 2005 and 2004, respectively.

4.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of March 31, 2005, the Company had a working capital deficit of $856,254 and a shareholders' equity deficiency of $6,503,439.

CGC has generated positive cash flow since 1998, which has diminished substantially in the current period and there is no assurance that it will continue.

AASP management believes that its operations, and existing cash balances as of March 31, 2005, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make necessary cost reductions as appropriate.

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

Property and equipment was evaluated for possible impairment and determined not be impaired as of December 31, 2004. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

5.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related notes included in this report.

OVERVIEW

The Company's operations consist of the management and operation of the Callaway Golf Center ("CGC"). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, a 20,000 square foot clubhouse which includes the CGC fitting center and two tenants: a retail store and a restaurant and bar. As discussed below it is currently seeking other business opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company does not employ any accounting policies and estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

REVENUES. Revenues of the CGC for the three months ended March 31, 2005 decreased $21,976 or 3.9% to 542,499 from 564,475 reported for the same period in 2004. Golf lesson revenue increased from zero in 2004 to $44,922 in 2005 as a result of the CGC paying golf pros directly instead of contracting with a third party to provide lessons. As a result of the termination of its relationship, rental revenue from the third party decreased by $20,111. Green fees decreased by $25,071, driving range revenue decreased by $11,317, and group activities revenue decreased by $2,303, primarily due to increased rain days in Las Vegas during the first quarter over the same quarter a year ago.

COST OF REVENUES. Costs of revenues increased by $20,265 or 22.4% in 2005 as compared to 2004. Cost of revenue as a percentage of revenues was 20.4% in 2005 as compared to 16.1% in 2004. These increases are due mainly to the golf pros, who were paid $31,350 in 2005 compared to zero in 2004 due to the fact that during a portion of 2004 this service was outsourced to a third party. This arrangement ended in March 2004.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased by a net total of $10,556 or 2.4% as compared to 2004. The following are major decreases in 2005 from 2004: payroll decreased $8,881 due to changes in the accounting department staffing as well as cuts in golf center staffing, advertising decreased $11,146; computer expenses decreased $2,154 as our new point-of-sale computer system is fully operational and additional expenses are no longer necessary; contracted services decreased $3,388 due to work being brought in-house; and audit and tax fees decreased $15,000. These decreases were offset by the following increases in 2005 from 2004: automobile expense $4,275, utilities $2,994 and bad debt expense of $24,764. The bad debt increase is a result of the merger of Sports Entertainment Enterprises, Inc. ("SPEN") with CKX, Inc. on February 7, 2005. The Company received 10,000 shares of SPEN stock as payment for all accounts receivable from SPEN. The market value of the SPEN shares received was $24,764 less than the amounts owed to us by SPEN.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. For the three months ended March 31, 2005, other income decreased $162,113 compared to the same period in 2004, primarily due to the receipt of an incentive from the Southern Nevada Water Authority ("SNWA") for the conversion of a portion of the golf course and driving range to drought tolerant (xeriscape) vegetation. Interest expense decreased $4,313 due to a forgiveness of debt in December 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had a working capital deficit of $856,254 as compared to a working capital deficit of $871,980 at December 31, 2004. The CGC has generated positive cash flow since 1998, which has been used to fund corporate overhead that is in place in support of the CGC and public company operations. There is no assurance that it will continue to provide positive cash flow.

Management believes that the CGC operations and existing cash balances as of March 31, 2005, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2004, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

In the first and third quarters of 2004, the CGC converted a portion of its driving range and golf course to a water-saving desert landscape known as "xeriscape." These conversion projects are expected to significantly reduce the future costs of landscape maintenance. Water usage is also expected to be significantly lower, however, due to water rate increases, the usage reductions are not expected to generate cost savings compared to historical cost.

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

The Company has no commitments to enter into or acquire a specific business Opportunity; and therefore, is able to disclose the risks of a business or opportunity that it may enter into only in a general manner, and unable to disclose the risks of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. Any business opportunity acquired may be currently unprofitable or present other negative factors.

Working capital needs have been helped by deferring payments of interest and notes payable balances due to a related entity. Management believes that additional deferrals or such payments can be negotiated, if necessary.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2005, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in internal control over financial reporting that occurred during the first quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 12, 2000, the Company filed a complaint against Bentar Development, Inc. and Contractors Bonding & Insurance Company in the District Court of Clark County, Nevada, seeking damages for breach of contract, unjust enrichment, and license bond claim. Bentar Development, Inc. was the general contractor on the construction of the CGC. The Company settled the case in March 2003 with Bentar and all other involved parties, except for one subcontractor named Western Technologies. The settlement with Bentar resulted in the Company receiving $880,000 in cash. Subsequent to the settlement, the Company continued its suit against Western Technologies and was awarded a judgment against Western Technologies of $660,000 in March 2003. Western Technologies has appealed the judgment and the case is expected to be heard in June of 2005. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 (including the judgment, interest, and attorneys fees).

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: May 12, 2005
                                  By: /s/ Ronald S. Boreta
                                      Ronald Boreta, President and
                                      Chief Executive Officer(Principal
                                      Executive Officer) and Treasurer
                                      (Principal Financial Officer)