Form 10QSB
period 2005-06-30
ALL AMERICAN SPORTPARK INC
filed 2005-08-15
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005


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

                            Yes [X]          No [ ]

As of June 30, 2005 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                          ALL-AMERICAN SPORTPARK, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                  Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         June 30, 2005 and March 31, 2005     ....................     3

         Consolidated Statements of Operations
         Three Months Ended June 30, 2005 and 2004................     4

         Consolidated Statements of Operations
         Six Months Ended June 30, 2005 and 2004  ................     5

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2005 and 2004 .................     6

         Notes to Consolidated Financial Statements ..............     7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation .......................................     9

Item 3.  Controls and Procedures .................................    12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .......................................    13

Item 2.  Changes in Securities ...................................    13

Item 3.  Defaults Upon Senior Securities .........................    13

Item 4.  Submission of Matters to a Vote of Security
         Holders .................................................    13

Item 5.  Other Information .......................................    13

Item 6.  Exhibits and Reports on Form 8-K ........................    13

SIGNATURES .......................................................    14

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                     ASSETS
                                                      2005            2004
                                                  ------------    ------------
                                                   (Unaudited)
Current assets:
  Cash                                            $     73,515    $      6,125
  Accounts receivable                                    1,583             902
  Prepaid expenses                                      20,258          11,626
                                                  ------------    ------------
     Total current assets                               95,356          18,653

Leasehold improvements and equipment, net            1,001,825       1,034,033
Other assets                                           125,000           1,367
                                                  ------------    ------------
     Total assets                                 $  1,222,181       1,054,053
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related entities                               $    442,185    $    385,896
  Current portion of other long-term debt               76,274          72,760
  Interest payable to related entities                 250,190         232,690
  Accounts payable and accrued expenses                220,607         199,287
                                                  ------------    ------------
     Total current liabilities                         989,256         890,633

Notes payable to related entities, net of
  current portion                                    3,986,715       3,974,138
Interest payable to related entities                 1,760,566       1,550,205
Due to related entities                                541,225         344,425
Long-term debt, net of current portion                 200,345         239,381
Deferred income                                            -            13,104
                                                  ------------    ------------
     Total liabilities                               7,478,107       7,011,886
                                                  ------------    ------------
Minority interest in subsidiary                        393,732         411,508
                                                  ------------    ------------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                         -               -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at June 30, 2005,
   and December 31, 2004, respectively                   3,400           3,400
  Additional paid-in capital                        11,462,882      11,462,882
  Accumulated deficit                              (18,115,940)    (17,835,623)
                                                  ------------    ------------
     Total shareholders' equity deficiency          (6,649,658)     (6,369,341)
                                                  ------------    ------------

Total liabilities and shareholders'
 equity deficiency                                $  1,222,181    $  1,054,053
                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                   2005          2004
                                                ----------    ----------

Revenues                                        $  638,173    $  665,135
Cost of revenues                                   141,181       168,064
                                                ----------    ----------

     Gross profit                                  496,992       497,071
                                                ----------    ----------

Operating expenses:
   Selling, general and administrative:
      Land lease expense                            99,519        99,521
      Landscape maintenance                        104,315       108,277
      Other                                        318,649       347,838
                                                ----------    ----------
                                                   522,483       555,636
   Depreciation and amortization                    16,129        13,648
                                                ----------    ----------
     Total operating expenses                      538,612       569,284
                                                ----------    ----------

Operating loss                                     (41,620)      (72,213)

Other income (expense):
   Interest income                                     -           3,577
   Interest expense                               (122,363)     (119,640)
   Other income                                      1,000         5,064
                                                ----------    ----------
     Loss before minority
      interest                                    (162,983)     (183,212)

Minority interest in net loss
  (income) of subsidiary                            16,764       (54,213)
                                                ----------    ----------
Net loss                                        $ (146,219)   $ (237,425)
                                                ==========    ==========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                     $    (0.04)   $    (0.07)
                                                ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                    2005           2004
                                                -----------    -----------

Revenues                                        $ 1,180,672    $ 1,229,610
Cost of revenues                                    252,092        258,710
                                                -----------    -----------

     Gross profit                                   928,580        970,900
                                                -----------    -----------

Operating expenses:
   Selling, general and administrative:
      Land lease expense                            199,041        199,043
      Landscape maintenance                         203,226        201,559
      Other                                         558,317        603,690
                                                -----------    -----------
                                                    960,584      1,004,292
   Depreciation and amortization                     32,208         31,188
                                                -----------    -----------
     Total operating expenses                       992,792      1,035,480
                                                -----------    -----------

Operating loss                                      (64,212)       (64,580)

Other income (expense):
   Interest income                                    2,256          6,565
   Interest expense                                (243,757)      (246,080)
   Other income                                       8,394        174,798
   Other expense                                       (773)        (1,000)
                                                -----------    -----------
     Loss before minority
      interest                                     (298,092)      (130,297)

Minority interest in net loss
  (income) of subsidiary                             17,775        (38,782)
                                                -----------    -----------
Net loss                                        $  (280,317)   $  (169,079)
                                                ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                     $     (0.08)   $     (0.05)
                                                ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                         2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (280,317)   $  (169,079)
   Adjustment to reconcile net loss to
      net cash provided by operating activities:
   Minority interest                                     (17,776)        38,777
   Depreciation and amortization                          32,208         31,188
   Loss on sale of capital assets                            -            1,000
   Increase in operating (assets) and liabilities:
     Accounts receivable                                    (681)       (24,816)
     Prepaid expenses and other                         (132,265)         9,059
     Accounts payable and accrued expenses                21,320          7,633
     Interest payable to related entities                227,861        204,579
     Deferred income                                     (13,104)        (1,500)
                                                     -----------    -----------
       Net cash provided by (used in)
        operating activities                            (162,754)        96,841
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets                                  114,581
  Capital asset expenditures                                           (348,425)
                                                                    -----------
       Net cash used in
       investing activities                                            (233,844)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to
   related entities                                       55,000        114,958
  Principal payments on notes payable
    to related entities                                  (14,506)      (144,958)
  Principal payments on other notes payable              (35,522)       (15,974)
  Increase in due to related entities                    225,172        181,483
                                                     -----------    -----------
       Net cash provided by
        financing activities                             230,144        135,519
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                           67,390         (1,484)

CASH, beginning of period                                  6,125         17,521
                                                     -----------    -----------
CASH, end of period                                  $    73,515    $    16,037
                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                             $    15,717    $    23,395
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of All-American SportPark, Inc. ("AASP" or the "Company"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC") (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The operations of the Callaway Golf Center ("CGC") are included in AAGC.

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2005, and for all prior periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may require revision in future periods.

Financial results for the interim periods ended June 30, 2005, may not be indicative of results to be expected for the year.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, from which the audited balance sheet information as of that date was derived.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic and diluted loss per share were 3,400,000 for the three-month and six-month periods ended June 30, 2005 and 2004.

3.  RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada, (the "Paradise Store" and "Rainbow Store"), (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother, and Sports Entertainment Enterprises, Inc. until February 2005. Administrative/accounting payroll and employee benefits are allocated based on an annual review the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $25,000 and $50,000 for the six-months ended June 30, 2005 and 2004, respectively.

4.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of June 30, 2005, the Company had a working capital deficit of $893,900 and a shareholders' equity deficiency of $6,649,658.

The CGC, however, has generated positive cash flow since 1998. This positive cash flow has diminished substantially in 2005 and there is no assurance that it will continue.

AASP management believes that its operations, and existing cash balances as of June 30, 2005, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

Among its alternative courses of action, management of the Company may seek out and pursue a business combination transaction with a private business enterprise that might have a desire to take advantage of the Company's status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through a business combination. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it would generate revenues or profits, or that the market price of the Company's common stock would be increased thereby.

Management continues to seek out financing to help meet working capital needs of the Company. In this regard, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing with terms acceptable to the Company.

Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2004. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

5.  CONTINGENCIES

On May 31, 2005, leased restaurant operator ceased operations. The operator filed a notice of default against the CGC. The parties are currently in settlement negotiations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related notes included in this report.

OVERVIEW

The Company's operations consist of the managing and operating the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two leased spaces. The first is occupied by an affiliated retail store. The second was the Bistro 10 Restaurant until May 31, 2005, when the tenant ceased operations. As discussed below the Company is currently seeking other business opportunities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended June 30, 2005, decreased $26,962 or 4.1% to $638,173 from $665,135 reported for the same period in 2004. This decrease was attributed to a record-breaking cold and rainy spring season. The primary revenue decrease was in greens fees, with a decrease of $39,698 or 15.6% to $215,505 from $255,203 in the prior year. Tenant revenues decreased $3,254 or 6.4% to $47,507 from $50,761 due to the lease vacancy of the restaurant space. Driving range revenue remained the same, while golf cart rental revenue, golf club rental revenue and golf lesson revenue increased over the same period in the prior year. Golf lesson revenue increased by $8,695 or 17.0% to $59,798 from $51,103. Golf cart rental revenue increased $5,452 or 11.3% to $53,776 from $48,324. Golf club rental revenue increased $4,804 or 19.0% to $30,043 from $25,240. The increase in these revenues is attributed to an increase in the price of cart and club rentals.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of the CGC staff, and operating supplies. Cost of revenues decreased by $26,883 or 16.0% to $141,181 from $168,064 for the same period of the prior year. Commissions paid to golf instructors increased $8,571 or 29.1% to $37,995 from $29,424. Staff payroll remained the same while operating supplies decreased $37,032 or 66.6% to $18,608 from $55,640 primarily due to the purchase of golf balls for the driving range. There has not been a significant purchase in the current as smaller purchases are made more frequently.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses, consisting principally of landscaping services, professional fees, land lease, utilities, insurance and administrative payroll, decreased $33,153 or 5.0% to $522,483 from $555,636 for the same period in the prior year. Of this net decrease, notable changes are a reduction in miscellaneous expenses of $18,760, and a reduction of water costs of of $9,611 or 16.1% to $50,098 from $59,709, which is a result of the xeriscape project that was completed in 2004. The majority of the savings from the project should be realized in the months of July, August and September.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. For the three months there was little or no change from prior year.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the six months ended June 30, 2005, decreased $48,938 or 3.9% to $1,180,672 from $1,229,610 reported for the same period in 2004. This decrease was mainly attributed to the second quarter when the company experienced a record-breaking cold and rainy spring season. The primary revenue decrease was in greens fees, with a decrease of $70,578 or 14.7% to $407,811 from $478,389 in the prior year. Lease revenues decreased $21,774 or 18.3% to $97,519 from $119,293 due to the lease terminations in 2004 and 2005. Driving range revenues decreased by $11,088 or 2.6% to $417,151 from $428,239. Golf cart rental revenue, golf club rental revenue and golf lesson revenue increased over the same period in the prior year. Golf lesson revenue increased $53,617 or 104.9% to $104,720 from $51,103. Golf cart rental revenue increased $4,900 or 5.6% to $93,118 from $88,218. Golf club rental revenue increased $5,287 or 10.9% to $53,849 from $48,562. In the prior year, a company leased a retail space from CGC and provided lesson services to CGC guests. The termination of that lease arrangement and the decision to add these lesson services to the internal operations was made in March 2004. This is the reason for the significant increase in lesson revenue over the prior year.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of ACG staff, and operating supplies. Cost of revenues decreased by $6,618 or 2.6% to $252,092 from $258,710 for the same period of the prior year. Commissions paid to golf instructors increased $39,921 or 135.6% to $69,345 from $29,424. As a result, of a lease terminations cost of revenues increased. Staff payroll remained the same while operating supplies decreased $47,670 or 63.4% to $27,492 from $75,162, primarily due to the purchase of golf balls for the driving range. There has not been a significant purchase in the current year as smaller purchases are made more frequently.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses, consisting principally of landscaping services, professional fees, land lease, utilities, insurance and administrative payroll, decreased $43,708 or 4.4% to $960,584 from $1,004,292 for the same period in the prior year. Of this net decrease, notable changes are a reduction in miscellaneous expenses of $18,760, a reduction in administrative payroll of $5,278 or 4.6% to $109,827 from $115,105, a reduction of electricity expense of $10,175 or 20.2% to $40,298 from $50,473, and a reduction of advertising costs of $15,514 or 30.9% to $34,772 from $50,286. Notable increases occurred in repairs and maintenance of $10,702 or 353.9% to $13,725 from $3,023, an increase in supplies of $4,391 or 142.4% to $7,475 from $3,084, and an increase in depreciation expense of $1,020 or 3.2% to $32,208 from $31,188.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. For the six months there was little or no change from prior year

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had a working capital deficit of $893,900, as compared to a working capital deficit of $871,980 at December 31, 2004. The CGC has generated positive cash flow since 1998. However, this positive cash flow has been used to fund corporate overhead that is in place in support of the CGC and public company operations. There is no assurance that it will continue to provide positive cash flow.

Management believes that the CGC operations and existing cash balances as of June 30, 2005, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2004, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

The Southern Nevada Water Authority (SNWA) sponsors the Water Smart Landscapes Program (Program), which is intended to reduce the future water usage. This Program is available to all business owners and provides a monetary incentive based on the square-footage of high water usage landscapes (primarily grass) converted to water conserving "xeriscape". In 2004, CGC completed a two-phase "xeriscape" conversion project (consisting of approximately 420,000 square feet) and received incentives of approximately $272,000 from the SNWA. The cost to complete the "xeriscape" conversion, which totaled approximately $148,000, was substantially less than the incentive received from SNWA due to obtaining favorable contract terms with the Company's existing landscape contractor. As a result of the "xeriscape" conversion project, CGC expects an annual reduction in operating expenses of approximately $50,000. As of June 30, 2005, the Company was just beginning to experience cost reductions attributable to this program. The majority of the savings will be evident during the summer months of July, August and September.

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

Working capital needs have been helped by favorable payment terms and conditions included in our notes payable to an Affiliate. Management believes that additional notes could be negotiated, if necessary, with similar payment terms and conditions.

Interest payable to related entities was $2,010,756 as of June 30, 2005. This interest is payable as follows:


                       June 30,
                       2006                     $250,190
                       2007                      190,651
                       2008                       75,288
                       2009                    1,425,612
                       2010                         -0-
                       Thereafter                 69,015

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2005, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in internal control over financial reporting that occurred during the first quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company has a lawsuit against Western Technologies and was awarded a judgment against Western Technologies of $660,000 in March 2003. Western Technologies has appealed the judgment, and it is currently pending before the Nevada Supreme Court. The Court is expected to hear oral arguments in the case by the end of 2005. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 (including the judgment, interest, and attorneys fees).

On May 31, 2005, Sierra SportService, Inc. which operated the restaurant in the CGC ceased operations. The operator filed a notice of default against the CGC and commenced legal proceedings against two of the guarantors of the agreement with the operator claiming that the terms of the agreement were breached. The guarantors have in turn demanded indemnification from the CGC and the Company's President. The CGC may be required to indemnify the related parties and/or the guarantors in this matter. The legal proceedings are currently in settlement negotiations.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: August 12, 2005
                                  By: /s/Ronald Boreta
                                      Ronald Boreta, President and
                                      Chief Executive Officer (Principal
                                      Executive Officer) and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)