Form 10QSB
period 2005-09-30
ALL AMERICAN SPORTPARK INC
filed 2005-11-15
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2005


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

                            Yes [X]          No [ ]

As of October 31, 2005, 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]






                          ALL-AMERICAN SPORTPARK, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                 Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         September 30, 2005 and December 31, 2004  ..............     3

         Consolidated Statements of Operations
         Three Months Ended September 30, 2005 and 2004..........     4

         Consolidated Statements of Operations
         Nine Months Ended September 30, 2005 and 2004  .........     5

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2005 and 2004 ..........     6

         Notes to Consolidated Financial Statements .............     7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ......................................     9

Item 3.  Controls and Procedures ................................    13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ......................................    13

Item 2.  Changes in Securities ..................................    13

Item 3.  Defaults Upon Senior Securities ........................    13

Item 4.  Submission of Matters to a Vote of Security
         Holders ................................................    13

Item 5.  Other Information ......................................    13

Item 6.  Exhibits ...............................................    14

SIGNATURES ......................................................    14










                                       2


                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                    ASSETS
                                                   2005            2004
                                               ------------    ------------
                                                (Unaudited)
Current assets:
  Cash                                         $     50,197    $      6,125
  Accounts receivable                                 7,361             902
  Prepaid expenses                                   14,261          11,626
                                               ------------    ------------
     Total current assets                            71,819          18,653

Leasehold improvements and equipment, net         1,000,747       1,034,033
Other assets                                        125,000           1,367
                                               ------------    ------------
     Total assets                              $  1,197,566       1,054,053
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related parties                             $    671,460    $    385,896
  Current portion of other long-term debt            78,094          72,760
  Interest payable to related parties               258,940         232,690
  Accounts payable and accrued expenses             230,489         199,287
                                               ------------    ------------
     Total current liabilities                    1,238,983         890,633

Notes payable to related parties, net of
  current portion                                 3,994,126       3,974,138
Interest payable to related parties               1,869,869       1,550,205
Advances from related parties                       587,330         344,425
Long-term debt, net of current portion              180,126         239,381
Deferred income                                        -             13,104
                                               ------------    ------------
     Total liabilities                            7,870,434       7,011,886
                                               ------------    ------------
Minority interest in subsidiary                     289,420         411,508
                                               ------------    ------------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                     -               -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at September 30, 2005,
   and December 31, 2004, respectively                3,400           3,400
  Additional paid-in capital                     11,462,882      11,462,882
  Deficit                                       (18,428,570)    (17,835,623)
                                               ------------    ------------
     Total shareholders' equity deficiency       (6,962,288)     (6,369,341)
                                               ------------    ------------
Total liabilities and shareholders'
 equity deficiency                             $  1,197,566    $  1,054,053
                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)

                                                   2005          2004
                                                ----------    ----------

Revenues                                        $  502,855    $  525,339
Cost of revenues                                   130,646       149,146
                                                ----------    ----------

     Gross profit                                  372,209       376,193
                                                ----------    ----------

Operating expenses:
   Selling, general and administrative:
      Land lease expense                           236,442        99,521
      Landscape maintenance                         88,508        94,424
      Other                                        306,082       325,637
                                                ----------    ----------
                                                   631,032       519,582
   Depreciation and amortization                    28,703        23,311
                                                ----------    ----------
     Total operating expenses                      659,735       542,893
                                                ----------    ----------

Operating loss                                    (287,526)     (166,700)

Other income (expense):
   Interest income                                     -           4,302
   Interest expense                               (124,942)     (125,177)
   Other income                                        -          80,598
   Other expense                                    (4,475)          -
                                                ----------    ----------
     Loss before minority
      interest                                    (416,943)     (206,977)

Minority interest in net loss
   of subsidiary                                   104,312        87,211
                                                ----------    ----------
Net loss                                        $ (312,631)   $ (119,766)
                                                ==========    ==========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                     $    (0.09)   $    (0.04)
                                                ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                    2005           2004
                                                -----------    -----------

Revenues                                        $ 1,683,527    $ 1,754,949
Cost of revenues                                    382,738        407,856
                                                -----------    -----------

     Gross profit                                 1,300,789      1,347,093
                                                -----------    -----------

Operating expenses:
   Selling, general and administrative:
      Land lease expense                            435,483        298,564
      Landscape maintenance                         292,645        306,586
      Other                                         856,094        918,724
                                                -----------    -----------
                                                  1,584,222      1,523,874
   Depreciation and amortization                     60,911         54,499
                                                -----------    -----------
     Total operating expenses                     1,645,133      1,578,373
                                                -----------    -----------

Operating loss                                     (344,344)      (231,280)

Other income (expense):
   Interest income                                    2,256         10,867
   Interest expense                                (368,699)      (371,256)
   Other income                                       1,000        255,396
   Other expense                                     (5,247)        (1,000)
                                                -----------    -----------
     Loss before minority
      interest                                     (715,034)      (337,273)

Minority interest in net loss
   of subsidiary                                    122,087         48,429
                                                -----------    -----------
Net loss                                        $  (592,947)   $  (288,844)
                                                ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                     $     (0.17)   $     (0.08)
                                                ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                      2005           2004
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $  (592,947)   $  (288,844)
   Adjustment to reconcile net loss to net
    cash provided by (used in) operating activities:
   Minority interest                                 (122,088)       (48,429)
   Depreciation and amortization                       60,911         54,499
   Loss on sale of capital assets                       4,475          1,000
   Bad Debts                                           24,764         18,875
   Increase in operating (assets) and liabilities:
     Accounts receivable                               (6,459)        (9,389)
     Prepaid expenses and other                      (126,268)        10,316
     Accounts payable and accrued expenses             31,202         83,500
     Interest payable to related parties              345,914        307,415
     Deferred income                                  (13,104)        11,604
                                                  -----------    -----------
       Net cash provided by (used in)
        operating activities                         (393,600)       140,547
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets                   -           114,581
  Capital asset purchases                             (32,100)      (408,855)
                                                  -----------    -----------
       Net cash used in investing activities          (32,100)      (294,274)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to
   related parties                                    283,606        523,378
  Principal payments on notes payable
    to related parties                                (24,328)      (144,958)
  Principal payments on other notes payable           (53,921)       (49,068)
  Advances to related parties, net of repayments      264,415        (69,821)
                                                  -----------    -----------
       Net cash provided by
        financing activities                          469,772        259,531
                                                  -----------    -----------

NET INCREASE IN CASH                                   44,072        105,804

CASH, beginning of period                               6,125         17,521
                                                  -----------    -----------
CASH, end of period                               $    50,197    $   123,325
                                                  ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                          $    22,786    $    30,223
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

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2005, and for all prior periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may require revision in future periods.

Financial results for the interim periods ended September 30, 2005, may not be indicative of results to be expected for the year.

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

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic and diluted loss per share were 3,400,000 for the three-month and nine-month periods ended September 30, 2005 and 2004.

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

During the three and nine months ended September 30, 2005, related party transactions consisted primarily of allocated administrative/accounting payroll and employee benefits based on an annual review of the personnel time expended for each entity and debt related transactions. Amounts allocated to these related parties by the Company were $36,570 and $73,387 for the nine-months and $11,410 and $22,963 for the three months ended September 30, 2005 and 2004, respectively. New debt issued during the three month period totaled $228,606 and during the nine month period $283,606. Related party interest expense was $347,616 and $118,337 for the nine and three months ended September 30, 2005, respectively.

4.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of September 30, 2005, the Company had a working capital deficit of $1,167,164 and a shareholders' equity deficiency of $6,962,288. CGC, however, has generated positive cash flow since 1998. This positive cash flow has diminished substantially in 2005 and there is no assurance that it will continue.

Management believes that its operations, and cash balances as of September 30, 2005, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

Management continues to seek out financing to help meet working capital needs of the Company. In this regard, management believes that additional borrowings against CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing with terms acceptable to the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2004.

5.  CONTINGENCIES

On May 31, 2005, a leased restaurant operator ceased operations. The tenet operator filed a notice of default in the lease (see Part II, Item 1, Legal Proceedings elsewhere in the report for additional information) against CGC and commenced legal proceedings, which could result in CGC being required to indemnify other parties in the matter for losses. The parties are currently in settlement negotiations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related notes included in this report.

OVERVIEW

The Company's operations consist of the managing and operating the Callaway Golf Center ("CGC"). CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two spaces that have been leased to tenants. One of the spaces is occupied by an affiliated retail store. The other space had been leased to a restaurant tenant that ceased operations on May 31, 2005. The Company is actively pursuing a new tenant to occupy the restaurant space, and, as discussed below, the Company is currently seeking other business opportunities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUES. Revenues of CGC for the three months ended September 30, 2005, decreased $22,484 or 4.3% to $502,855 from $525,339 reported for the same period in 2004. This decrease was attributed to summer "monsoon" season that was wetter and more humid than average. The primary revenue decrease was in greens fees, with a decrease of $29,115 or 16.2% to $150,657 from $179,772 in the prior period. Tenant revenues decreased $9,849 or 20.0% to $39,312 from $49,161 due to the lease vacancy of the restaurant space. Driving range revenue decreased $6,188 or 3.4% to $177,430 from $183,618. Merchandise sales increased $5,895 or 704.3% to $6,732 from $837. This increase is attributed to the closure of the restaurant. Golf cart rental revenue, golf club rental revenue and golf lesson revenue increased over the same period in the prior year. Golf lesson revenue increased by $10,980 or 24.3% to $56,135 from $45,155. Golf cart rental revenue increased $5,401 or 13.8% to $44,448 from $39,047. Golf club rental revenue increased $6,094 or 33.8% to $24,148 from $18,054. The increase in these revenues is attributed to an increase in the price of cart and club rentals.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of CGC staff, cost of merchandise sold, and operating supplies. Cost of revenues decreased by $18,500 or 12.4% to $130,646 from $149,146 for the same period of the prior year. Commissions paid to golf instructors increased $9,920 or 33.7% to $39,344 from $29,424. Staff payroll decreased $4,483 or 5.24% to $81,040 from $85,523 while other expenses decreased $26,046 or 76.5% to $7,986 from

$34,032 primarily due to the purchase of golf balls for the driving range. There has not been a significant purchase of golf balls in the current period as smaller purchases are now made more frequently.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses, consisting principally of landscaping services, professional fees, land lease, utilities, insurance and administrative payroll, increased $111,450 or 21.4% to $631,032 from $519,582 or the same period in the prior year. Of this net increase, notable changes are an increase in the land lease expense of $136,921 or 137.5% to $236,442 from $99,521. This increase is due to a monthly rent adjustment which was paid under protest and is currently being disputed. Electricity expense decreased $6,276 or 19.4% to $26,142 from $32,418. Water expense decreased $8,297 or 14.2% to $50,206 from $58,503. These decreases are both as a result of the xeriscape project that was completed in 2004.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. For the three months, interest income and expense changed very little from the prior year. Other income decreased $80,598 due to income in the prior year from the xeriscape project.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUES. Revenues of CGC for the nine months ended September 30, 2005, decreased $71,422 or 4.1% to $1,683,527 from $1,754,949 reported for the same period in 2004. This decrease was mainly attributed to the second quarter when the Company experienced a record-breaking cold and rainy spring season and was then compounded by additional rainy and humid weather in the summer months. The primary revenue decrease was in greens fees, with a decrease of $99,693 or 15.1% to $558,468 from $658,161 in the prior period. Lease revenues and tenant income decreased $31,623 or 18.8% to $136,831 from $168,454 due to the lease terminations. Driving range revenues decreased by $16,077 or 2.6% to $594,582 from $610,659. Golf cart rental revenue, golf club rental revenue and golf lesson revenue increased over the same period in the prior year. Golf lesson revenue increased $64,598 or 67.1% to $160,855 from $96,257. Golf cart rental revenue increased $4,999 or 12.3% to $138,799 from $128,899. Golf club rental revenue increased $11,381 or 17.1% to $77,997 from $66,616. In the prior year, a company leased a retail space from CGC and provided lesson services to CGC guests. The termination of that lease arrangement and the decision to add these lesson services to the internal operations was made in March 2004. This resulted in a significant increase in lesson revenue over the prior year.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of CGC staff, cost of merchandise sold and operating supplies. Cost of revenues decreased by $25,118 or 6.2% to $382,738 from $407,856 for the same period of the prior year. Commissions paid to golf instructors increased $49,676 or 84.2% to $108,690 from $59,014. As a result of lease terminations, cost of revenues increased when the terminated services were added internally. Staff payroll remained the same while other expenses decreased $73,717 or 67.5% to $35,478 from $109,195, primarily due to the purchase of golf balls for the driving range. There has not been a significant purchase of golf balls in the current period as smaller purchases are made more frequently.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses, consisting principally of landscaping services, professional fees, land lease, utilities, insurance and administrative payroll, increased $60,348 or 4.0% to $1,584,222 from $1,523,874 for the same period in the prior year. Of this net increase, the most notable change is land lease expense which increased $136,919 or 45.9% from the prior year to $435,483 from $298,564 due to a rent increase that has been paid under protest and is being disputed. Electricity expense decreased $16,452 or 19.9% to $66,439 from $82,891. Water expense decreased $11,068 or
8.7% to $116,783 from $127,851. These decreases are both a result of the xeriscape project that was completed in 2004.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. Other Income decreased by $254,396 or 99.6% to $1,000 from $255,396 in the prior year. In 2004, the
Company received other income from the xeriscape project incentives.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had a working capital deficit of $1,167,164, as compared to a working capital deficit of $871,980 at December 31, 2004. CGC has generated positive cash flow since 1998. However, this positive cash flow has been used to fund corporate overhead that is in place in support of CGC and public company operations. There is no assurance that it will continue to provide positive cash flow. Working capital needs have been helped by favorable payment terms and conditions included in our notes payable to related parties. Management believes that additional notes could be negotiated, if necessary, with similar payment terms and conditions.

In its report on the Company's annual financial statements for 2004, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern, and management believes that CGC operations and existing cash balances as of September 30, 2005, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months.

The Southern Nevada Water Authority (SNWA) sponsors the Water Smart Landscapes Program (Program), which is intended to reduce the future water usage. This Program is available to all business owners and provides a monetary incentive based on the square-footage of high water usage landscapes (primarily grass) converted to water conserving "xeriscape". In 2004, CGC completed a two-phase "xeriscape" conversion project (consisting of approximately 420,000 square feet) and received incentives of approximately $272,000 from SNWA. The cost to complete the "xeriscape" conversion, which totaled approximately $148,000, was substantially less than the incentive received from SNWA due to obtaining favorable contract terms with the Company's existing landscape contractor. As a result of the "xeriscape" conversion project, CGC expects an annual reduction in operating expenses of approximately $50,000. As of September 30, 2005, the Company has experienced cost reductions (primarily in electricity and water expenses) attributable to this program.

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

Interest payable to related parties was $2,128,809 as of September 30, 2005. This interest is payable as follows:

                       12 months ending
                       September 30,
                       2006                     $258,940
                       2007                      196,151
                       2008                       78,038
                       2009                    1,501,449
                       2010                          -
                       Thereafter                 94,231

Management continues to seek out financing to help fund working capital needs of the Company. In this regard, management believes that additional borrowings against CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2005, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in internal control over financial reporting that occurred during the first three quarters of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies has appealed the judgment, and it is currently pending before the Nevada Supreme Court. The Court is expected to hear arguments in the case by the end of 2005. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000, including the judgment, interest, and attorneys' fees.

On May 31, 2005, Sierra SportService, Inc. the Company's tenet, which operated the restaurant in CGC ceased operations. The tenet filed a notice of default against CGC and commenced legal proceedings against two guarantors of the agreement with the tenet claiming that the terms of the agreement were breached. The guarantors have in turn demanded indemnification from CGC and the Company's President. CGC may be required to indemnify parties and/or the guarantors in this matter. The legal proceedings are currently in settlement negotiations.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: November 14, 2005
                                  By: /s/ Ronald Boreta
                                      Ronald Boreta, President and
                                      Chief Executive Officer (Principal
                                      Executive Officer) and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)