Form 10KSB/A
period 2004-12-31
ALL AMERICAN SPORTPARK INC
filed 2006-04-17
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year ended:  December 31, 2004

       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from: _____ to ____

                        Commission File No. 0-024970

                        ALL-AMERICAN SPORTPARK, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

          NEVADA                                         88-0203976
--------------------------------                   ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication No.)


             6730 South Las Vegas Boulevard, Las Vegas, NV  89119
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                  Issuer's Telephone Number:  (702) 798-7777

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

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]




EXPLANATORY NOTE: On April 5, 2006, the President and Principal Financial and Accounting Officer of All-American Sportpark, Inc. (the Company) concluded that the previously issued consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, required restatement as a result of accounting errors contained therein. In particular, it was determined that reported gains from the extinguishment of debt from related parties should have been treated as capital contributions during the years ended December 31, 2004, 2003 and 2002. Other revisions were also made to present additional detailed information and do not have an effect on net income (loss).


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

     During June 1997 the Company and Callaway Golf Company ("Callaway") formed All-American Golf LLC ("LLC"), a California limited liability company that was owned 80% by the Company and 20% by Callaway; the LLC owned and operated the Callaway Golf Center. In May 1998, the Company sold its 80% interest in LLC to Callaway. On December 31, 1998 the Company acquired substantially all the assets of LLC subject to certain liabilities that resulted in the Company owning 100% of the Callaway Golf Center.

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

     The Company's marketing efforts toward establishing additional CGC-type locations have been directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concept for CGC-type facilities beyond the Las Vegas location could require considerably more financial and human resources than presently exists at the Company.

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

     The Company's competition includes other golf facilities within the Las Vegas area that provide a golf course and driving range combination and/or a night lighted golf course. Management believes that the CGC is able to compete because it is unique in providing a branded partnership with Callaway and giving the Las Vegas community one of the largest golf training facilities in the western United States. In addition, several Las Vegas hotel/casinos own their own golf courses that cater to high-roller/VIP tourists. The CGC is able to compete against these facilities because it offers a competitively priced golf facility with close proximity to the Las Vegas "Strip" properties where a non-high-roller/VIP tourist can come to enjoy a Las Vegas golf experience.

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

     The CGC has two tenants: (1) the St. Andrews Golf Shop occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rental of $13,104 for its retail and office space. The lease is for fifteen years ending in 2012. (2) Sierra Sportservice occupies about 2,500 square feet for food and beverage services. The lease is for ten years ending in 2007. SportService operates the Bistro 10 restaurant and pays rent based on a percentage of their gross revenue by category (6% of restaurant sales, 12% of catering and beverage cart, and 4% of the combined total gross sales for common area maintenance (CAM) charges).

Rent paid by SportService in 2004 is summarized as follows:

       Restaurant sales           $ 15,144
       Catering                        465
       Beverage Cart                 7,173
       CAM                          12,637
                                  --------
       Total                      $ 35,419
                                  ========

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol AASP. The following table sets forth the closing high and low sales prices of the common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

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

OVERVIEW

     The Company's operations consist of the management and operation of a golf course and driving range property called the Callaway Golf Center. The Callaway Golf Center includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and two tenants: the Saint Andrews Golf Shop retail store and the Bistro 10 restaurant and bar. As discussed below it is currently seeking other business opportunities.

     The National Golf Foundation (NGF) stated in a press release dated February 5, 2005, that, "the National Golf Course Owners Association had reported that 2004 finished up nationally compared to a decline in the previous two years." NGF also stated that, "private clubs were flat while public courses saw the increases." Additionally, the Las Vegas Convention

Center and Visitors Authority (LVCVA) announced on February 10, 2005, that the number of 2004 visitors broke all previous records by more than 2 million. Furthermore, the LVCVA projected that visitor growth will be significant through 2009. Given this information, expectations for both public golf courses and Las Vegas tourism are increasing.

     We expect that Calloway Golf Center (CGC) revenues will remain flat or increase slightly in 2005. The CGC has an ideal location at the end of the Las Vegas "Strip" and near the international airport; however, much of the land immediately adjacent to the CGC has not yet been developed. In 2005, significant commercial, industrial and residential development, along with an expansion of the international airport, is planned. As a result of this planned development, in 2006 the Company expects the CGC name recogni tion to increase significantly and revenues to be impacted favorably.

     RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 VERSUS YEAR ENDED DECEMBER 31, 2003.

     REVENUES. Revenues of the Callaway Golf Center ("CGC") for 2004 decreased 2.1% to $2,168,802 compared to $2,214,675 in 2003. The decrease was due to an overall decrease in golf course revenue. This decrease is due primarily to a reduction in league play revenue of $12,340 and a decrease in golf course green fees of $12,405; the termination of a sponsorship agreement with a soft drink bottler resulting in loss of $78,928 in sponsorship revenue; a decrease in rental income of $76,034 from Giant Golf and Saint Andrews Golf and the fact that $21,583 in insurance recoveries and miscellaneous income were received in 2003. The revenue reductions were offset by increased driving range revenue of $34,036 and golf lesson revenue of $120,770.

     COST OF REVENUES. Costs of revenues increased by 47.8% in 2004 to $505,555 compared to $342,050 in 2003. The overall increase can be primarily attributed to increased driving range supply purchases and CGC providing golf lessons that had been previously provided through a contract with Giant Golf. In 2004, CGC terminated the arrangement with Giant Golf and hired golf professionals to provide golf lessons resulting in a significant increase in direct payroll costs. However, the lost lease revenues approximated the golf lesson revenues resulting in a negligible impact on revenues.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of land lease, landscape maintenance, payroll, utilities, professional fees and other corporate costs. These expenses decreased by 3.3% to $1,978,385 in 2004 from $2,046,919 in 2003. Salaries and wages decreased by $70,039 or 1680% from 416,592 to 346,553 primarily due to decreased accounting personnel costs as a result of our CFO leaving and our employing a controller. The increase in utilities of $49,238 or 1926% from $255,693 to $304,931 resulted from increased water and electric rates, not increased consumption thereof. The decrease in other expenses is mainly due to incurring higher legal expenses, in 2003 (ITEM 3 LEGAL PROCEEDINGS). The decreased legal expenses were offset, in 2004, by an increase in uncollectible receivables largely due to the write-off of amounts due from SPEN (ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 4.8% to $71,154 in 2004 compared to $67,905 in 2003 due to 2004 asset additions including the driving range turf conversion of $148,000 and a new point of sale system for the golf center of $14,000.

     INTEREST EXPENSE. Interest expense increased 4.6% to $499,949 in 2004 compared to $478,040 in 2003 due mainly to issuance of additional notes payable to related parties.

     NET INCOME (LOSS). Net income decreased $612,949 to a loss of $592,516 in 2004 from income of $20,433 in 2003. The primary differences in 2004 compared to 2003 were the receipt of a lawsuit settlement in 2003 which resulted in income of $880,000 that was partially offset by legal expenses of $200,000 and an increase in cost of revenues of $158,254 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Southern Nevada Water Authority (SNWA) sponsors the Water Smart Landscapes Program (Program), which is intended to reduce the future water usage. This Program is available to all business owners and provides a monetary incentive based on the square-footage of high water usage landscapes (primarily grass) converted to water conserving "xeriscape". In 2004, CGC completed a two-phase "xeriscape" conversion project (consisting of approximately 420,000 square feet) and received incentives of approximately $272,000 from the SNWA. The cost to complete the "xeriscape" conversion, which totaled approximately $148,000, was substantially less than the incentive received from SNWA due to obtaining favorable contract terms with our existing landscape contractor. As a result of "xeriscape" conversion project, CGC expects an annual reduction in operating expenses of approximately $50,000.

     The Company has various notes payable to related parties (ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). In December 2004 and 2003, the current note balance due including the related interest totaling $669,887 and $316,991, respectively, was forgiven. The effects of these extinguishments on the Company's current and future liquidity was, of course, to permanently eliminate the obligations for the related short-term cash outflows for the amounts of each forgiveness, thus enabling the Company to meet other obligations timely and continue its business operations without interruption at least for the short-term.

     Working capital needs have been helped by favorable payment terms and conditions included in our notes payable to related parties. Management believes that additional notes could be negotiated, if necessary, with similar payment terms and conditions.

     Interest payable to related parties was $1,757,734 and $1,615,703 as of December 31, 2004 and 2003, respectively. This interest is payable as follows:

      2005             $ 232,690
      2006               179,651
      2007                69,788
      2008             1,273,939
      2009                   -0-
      Thereafter           1,666

     In 2004, the Company began implementing new marketing strategies that resulted in increased revenues during the year. We have advertised in various magazines within the southern California area and in the Southwest Airlines Magazine, which is available to all passengers on every Southwest Airlines flight. We also started marketing the CGC as a family facility that has something for all ages and have constructed a pylon sign in front of the CGC, on the Las Vegas "Strip". We believe that the expansion of our marketing and advertising strategies will continue to result in increased revenues.

     In 2004, the Company received cash incentives from the Southern Nevada Water Authority (SNWA) of approximately $272,000, which is included in cash flows from operations. The Company's cash flows from investing activities were comprised of cash expenditures of approximately $324,000 for capital asset additions, which were financed in part by the incentives received from SNWA and proceeds of loans from related parties of approximately $500,000, net of current year repayments, which constitutes substantially all of the Company's financing cash activities.

      In 2003, the Company received approximately $880,000 from the settlement of a lawsuit, which was used primarily to fund current year operations and is included in cash flows from operating activities. Capital asset additions were purchased for approximately $74,000 and the Company made payments on debt of approximately $160,000, net of current year proceeds received from related party loans, which constitutes substantially all of the Company's investing and financing activities.

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

     On April 5, 2006, the President and Principal Financial and Accounting Officer of the Company concluded that the previously issued consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, required restatement as a result of accounting errors contained therein. In particular, it was determined that reported gains from the extinguishment of debt from related parties of $669,887, $316,991 and $239,425, should have been treated as capital contributions during the years ended December 31, 2004, 2003 and 2002, respectively.

     As a result of the subject matter of the restatement, management agrees to be more highly sensitized to the accounting literature relative to related party transactions. However, since we believe the difference between the original and the revised accounting for the specific matter involved is traceable to difference in a good faith exercise of informed judgment, we do not believe a specific internal control deficiency was involved or is in need of any remedial action by management.

ITEM 8B.  OTHER INFORMATION

     None


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE           POSITIONS AND OFFICES HELD
------------------   -----     ------------------------------------

Ronald S. Boreta      42       President, Chief Executive Officer,
                               Treasurer, Secretary and Director

Vaso Boreta           70       Chairman of the Board and Director

Robert R. Rosburg     77       Director

William Kilmer        64       Director

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

CODE OF ETHICS

     The Company has not yet adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to the limited size of the Company's operations and limited financial resources. Since the resignation of our CFO in February of 2004, there have been significant accounting personnel changes which has not allowed us to implement a Code of Ethics as required. The Board of Directors may consider adopting a code of ethics in the future.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2004:



-----------------------------------------------------------------------------------------
                                                                   Number of
                                                                   securities remain-
                                                                   ing available for
                                                                   future issuance
                     Number of securi-                             under equity
                     ties to be issued      Weighted-average       compensation plans
                     upon exercise of       exercise price of      (excluding secure-
                     outstanding options,   outstanding options,   ties reflected
                     warrants and rights    warrants and rights    in column (a))
Plan Category             (a)                     (b)                    (c)
----------------------------------------------------------------------------------------
Equity compensation    450,000                   $0.80                1,000,000
plans approved by
security holders
----------------------------------------------------------------------------------------
Equity compensation       --                       --                     --
plans not approved
by security holders
----------------------------------------------------------------------------------------
     Total             450,000                   $0.80                1,000,000
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

     The Company provides administrative/accounting support for (a) the Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada, (the "Paradise Store" and "Rainbow Store"), (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. Administrative/accounting payroll and employee benefits are allocated based on an annual review the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $92,500 and $116,000 in 2004 and 2003, respectively.

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

ITEM 13.  EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION                          LOCATION
------      --------------------------   ----------------------------------
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


 10.10      Promissory Note to Saint      Previously filed
            Andrews Golf, Ltd.

 10.11      Promissory Note to BE         Previously filed
            Holdings I, LLC

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


To the Board of Directors
All-American SportPark, Inc.
Las Vegas, Nevada

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

                                    /s/ Piercy Bowler Taylor & Kern

                                    PIERCY BOWLER TAYLOR & KERN



Las Vegas, Nevada
March 25, 2005

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2004 AND 2003

                                                        2004         2003
                                                     (restated)   (restated)
                                                    -----------   ----------
ASSETS

Current assets:
  Cash                                              $    6,125    $   17,521
  Accounts receivable                                      902        23,696
  Prepaid expenses and other                            11,626        16,278
                                                    ----------    ----------
                                                        18,653        57,495

Leasehold improvements and
  equipment, net of accumulated
  depreciation                                       1,034,033       808,112
Other assets                                             1,367         3,872
                                                     ---------    ----------
                                                    $1,054,053    $  869,479
                                                     ==========   ==========































The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2004 AND 2003
                                (CONTINUED)


                                                       2004         2003
                                                    (restated)   (restated)
                                                   -----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related parties                                 $   385,896   $  500,000
  Current portion of other long-term debt               72,760       66,210
  Interest payable to related parties                  232,690      230,983
  Accounts payable and accrued expenses                199,287      311,720
                                                   -----------   ----------
                                                       890,633    1,108,913

Notes payable to related parties,
  net of current portion                             3,999,299    3,713,473
Other long-term debt, net of current portion           239,381      312,141
Interest payable to related parties                  1,525,044    1,384,720
Due to related parties                                 344,425      359,917
Deferred income                                         13,104        1,500
                                                   -----------   ----------
                                                     7,011,886    6,880,664
                                                   -----------   ----------

Minority interest in subsidiary                        411,508      435,527
                                                   -----------   ----------

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                        -            -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at December 31,
   2004 and 2003, respectively                           3,400        3,400
  Additional paid-in capital                        12,689,185   12,019,298
  Accumulated deficit                              (19,061,926) (18,469,410)
                                                   -----------  -----------

                                                    (6,369,341)  (6,446,712)
                                                   -----------  -----------

                                                   $ 1,054,053  $   869,479
                                                   ===========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (CONTINUED)

                                                       2004         2003
                                                    (restated)   (restated)
                                                   -----------   -----------

Revenues                                           $ 2,168,802   $ 2,214,675
Cost of revenues                                       505,555       342,050
                                                   -----------   -----------
                                                     1,663,247     1,872,625
                                                   -----------   -----------

Operating expenses:
   Selling, general and administrative:
     Land lease expense                                398,085       397,901
     Landscape maintenance                             361,172       364,230
     Payroll, taxes and benefits                       346,553       416,592
     Utilities and telephone                           304,931       255,693
     Other                                             567,644       612,503
                                                   -----------   -----------
                                                     1,978,385     2,046,919
   Depreciation and amortization                        71,154        67,905
                                                   -----------   -----------
                                                     2,049,539     2,114,824
                                                   -----------   -----------

Operating loss                                        (386,292)     (242,199)

Interest income                                         16,157         7,148
Interest expense                                      (499,949)     (478,040)
Other income                                           254,703       883,941
Other expense                                          (1,154)            -
                                                   -----------   -----------
     Income (loss) before minority
      interest                                        (616,535)      170,850

Minority interest (income) loss of
 subsidiary                                             24,019      (150,417)
                                                   -----------   -----------
     Net income (loss)                             $  (592,516)   $   20,433
                                                   ===========   ===========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                                 $     (0.17)  $      0.01
                                                   ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                ADDITIONAL
                     COMMON     PAID-IN      ACCUMULATED
                     STOCK      CAPITAL      DEFICIT            TOTAL
                    ---------  -----------   ------------    -----------

Balances,
January 1, 2003
As previously
reported             $ 3,400   $11,462,882   $(18,250,418)   $(6,784,136)
Adjustment                         239,425       (239,425)
                    ---------  -----------   ------------    -----------
As restated          $ 3,400   $11,702,307   $(18,489,843)   $(6,784,136)

Capital contributions
in the form of
debt extinguishment                316,991                       316,991

Net income                                         20,433         20,433
                    ---------  -----------   ------------    -----------
Balances,
December 31,
2003 (restated)        3,400    12,019,298    (18,469,410)    (6,446,712)

Capital contributions
in the form of
debt extinguishment                669,887                       669,887

Net loss                                         (592,516)      (592,516)
                    ---------  -----------   ------------    -----------
Balances,
December 31,
2004 (restated)      $ 3,400   $12,689,185   $(19,061,926)   $(6,369,341)
                    =========  ===========   ============    ===========













The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                       2004         2003
                                                    (restated)   (restated)
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $  (592,516)  $    20,433
   Adjustment to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
   Minority interest                                   (24,019)      150,417
   Depreciation and amortization                        71,154        67,903
   Other income                                         26,950             -
   Bad debts                                           109,871             -
   Increase in operating (assets) and
   liabilities:
     Accounts receivable                                 3,919        13,272
     Prepaid expenses and other assets                   7,157        37,769
     Accounts payable and
      accrued expenses                                (112,433)     (415,261)
     Interest payable to related parties               411,918       434,545
     Decrease in deferred income                        11,604       (80,908)
                                                   -----------   -----------
       Net cash provided by (used in)
       operating activities                            (86,395)      228,170
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                         (324,025)      (74,502)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to related parties                   (36,526)     (159,337)
  Proceeds of loan from related parties                688,334       100,000
  Principal payments on notes payable
    related parties                                   (186,574)            -
  Principal payments on other
    notes payable                                      (66,210)     (106,918)
                                                   -----------   -----------
       Net cash provided by (used
       in) financing activities                        399,024      (166,255)
                                                   -----------   -----------
NET DECREASE IN CASH                                   (11,396)      (12,587)

CASH, beginning of year                                 17,521        30,108
                                                   -----------   -----------
CASH, end of year                                  $     6,125   $    17,521
                                                   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                           $    88,030   $    69,145
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

Because our business activities are not structured on the basis of different services provided, the above activities are reviewed, evaluated and reported as single reportable segment. Therefore, revenues, from external customers, are not presented for each service provided. The Company is based in and operates solely in Las Vegas, Nevada, and does not receive revenues from other geographic areas. No one customer of the Company comprises more than 10% of the Company's revenues.

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

     d.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2004 and 2003, although the Company had net income (loss) of $(592,516) and $20,433, respectively, as of December 31, 2004, the Company had a working capital deficit of $871,980 and a shareholders' equity deficiency of $6,369,341.

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

     e. CORRECTION OF AN ERROR - PRIOR PERIOD ADJUSTMENTS

On April 5, 2006, the President and Principal Financial and Accounting Officer of the Company concluded that the previously issued consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, required restatement as a result of accounting errors contained therein. In particular, it was determined that reported gains from the extinguishment of debt from related parties of $669,887, $316,991 and $239,425, should have been treated as capital contributions during the years ended December 31, 2004, 2003 and 2002, respectively.

The previously reported accumulated deficit at January 1, 2003, and previously reported net income (loss) for 2003 and 2004, have been retroactively restated and with offsetting credits to additional paid-in capital for the effects of a series of related party capital contributions in the form of debt forgiveness transactions previously credited to income and now determined to be in error. Other reclassifications with no effect on net income (loss) were also made to selling, general and administrative expenses, interest income and expense, other income and expense, due to related entities, and the current portion of notes payable. These changes were made to present additional detailed information and do not have an effect on net income (loss).

The following table provides additional details regarding the changes to the income statement for 2004:

                                   As previously As restated   Change
                                      reported
                                   ------------  -----------  --------

Revenues                             $2,168,802  $2,168,802   $      -
Cost of revenues                        505,555     505,555          -
                                      ---------   ---------   --------
                                      1,663,247   1,663,247          -
                                      ---------   ---------   --------

Operating expenses:
  Selling, general & administrative:
    Land lease expense                        -     398,085    398,085
    Landscape maintenance                     -     361,172    361,172
    Payroll, taxes and benefits               -     346,553    346,553
    Utilities and telephone                   -     304,931    304,931
    Other                             1,978,385     567,644 (1,410,741)
                                      ---------   ---------   --------
                                      1,978,385   1,978,385          -
Depreciation and amortization            71,154      71,154          -
                                      ---------   ---------   --------
                                      2,049,539   2,049,539          -
                                      ---------   ---------   --------

Operating loss                         (386,292)   (386,292)         -

Interest income                               -      16,157     16,157
Interest expense                       (483,792)   (499,949)   (16,157)
Gain on extinguishment of debt          669,887           -   (669,887)
Other income                            253,549     254,703      1,154
Other expense                                 -       1,154     (1,154)
                                      ---------   ---------   --------
     Income (loss) before
      Minority interest                  53,352    (616,535)  (669,887)

Minority interest (income) loss
 of subsidiary                           24,019      24,019          -
                                      ---------   ---------   --------
Net income (loss)                    $   77,371  $ (592,516) $(669,887)
                                      =========   =========   ========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                   $     0.02  $    (0.17) $   (0.19)
                                      =========   =========   ========

The following table provides details regarding the changes to the balance sheet for 2004:

                                   As previously  As restated      Change
                                      reported
                                   -------------  -----------     --------
ASSETS

Current assets:
  Cash                               $   6,125     $   6,125     $       -
  Accounts receivable                      902           902             -
  Prepaid expenses and other            11,626        11,626             -
                                      --------      --------      --------
                                        18,653        18,653             -

Leasehold improvements and
  equipment, net of accumulated
  depreciation                       1,034,033     1,034,033             -
Due from related partities             296,131             -      (296,131)
Other assets                             1,367         1,367             -
                                     ---------     ---------      --------
                                    $1,350,184    $1,054,053    $ (296,131)
                                     =========     =========      ========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties       $  350,000    $  385,896    $   35,896
  Current portion of other
   long-term debt                      108,656        72,760       (35,896)
  Interest payable to related
   parties                             232,690       232,690             -
  Accounts payable and
   accrued expenses                    199,287       199,287             -
                                     ---------     ---------     ---------
                                       890,633       890,633             -

Notes payable to related parties,
 net of current portion              3,999,299     3,999,299             -
Other long-term debt, net of
 current portion                       239,381       239,381             -
Interest payable to related parties  1,525,044     1,525,044             -
Due to related parties                 640,556       344,425       296,131
Deferred income                         13,104        13,104             -
                                     ---------     ---------     ---------
                                     7,308,017     7,011,866       296,131
                                     ---------     ---------     ---------

Minority interest in subsidiary        411,508       411,508             -
                                     ---------     ---------     ---------

Shareholders' equity deficiency:

  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                           -             -             -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2004      3,400         3,400             -
  Additional paid-in capital        11,462,882    12,689,185     1,226,303
  Accumulated deficit              (17,835,623)  (19,061,926)   (1,226,303)
                                    ----------    ----------     ---------

                                    (6,369,341)   (6,369,341)            -
                                     ---------     ---------     ---------

                                   $ 1,350,184   $ 1,054,053     $ 296,131
                                     =========     =========      ========

The following table provides additional details regarding the changes to the income statement for 2003:

                                   As previously  As restated   Change
                                      reported
                                   ------------  -----------  --------

Revenues                             $2,218,617  $2,214,675  $  (3,942)
Cost of revenues                        347,301     342,050     (5,251)
                                      ---------   ---------   --------
                                      1,871,316   1,872,625      1,309
                                      ---------   ---------   --------
Operating expenses:
  Selling, general & administrative:
    Land lease expense                        -     397,901    397,901
    Landscape maintenance                     -     364,230    364,230
    Payroll, taxes and benefits               -     416,592    416,592
    Utilities and telephone                   -     255,693    255,693
    Other                             2,041,668     612,503 (1,429,165)
                                      ---------   ---------   --------
                                      2,041,668   2,046,919      5,251
Depreciation and amortization            67,903      67,905          2
                                      ---------   ---------   --------
                                      2,109,571   2,114,824      5,253
                                      ---------   ---------   --------

Operating loss                         (238,255)   (242,199)    (3,944)

Interest income                               -       7,148      7,148
Interest expense                       (470,895)   (478,040)    (7,145)
Gain on extinguishment of debt          316,991           -   (316,991)
Other income                            880,000     883,941      3,941
                                      ---------   ---------   --------
     Income (loss) before
      Minority interest                 487,841     170,850   (316,991)

Minority interest (income) loss
 of subsidiary                         (150,417)   (150,417)         -
                                      ---------   ---------   --------
Net income (loss)                    $  337,424  $   20,433  $(316,991)
                                      =========   =========   ========
NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                   $     0.10  $     0.01  $   (0.09)
                                      =========   =========   ========

The following table provides details regarding the changes to the balance sheet for 2003:

                                   As previously  As restated      Change
                                      reported
                                   -------------  -----------     --------
ASSETS

Current assets:
  Cash                               $  17,521     $  17,521     $       -
  Accounts receivable                   23,696        23,696             -
  Prepaid expenses and other            16,278        16,278             -
                                      --------      --------      --------
                                        57,495        57,495             -
Leasehold improvements and
  equipment, net of accumulated
  depreciation                         808,112       808,112             -
Due from related parties               242,596             -      (242,596)
Other assets                             3,872         3,872             -
                                     ---------     ---------      --------
                                    $1,112,075    $  869,479    $ (242,596)
                                     =========     =========      ========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties       $  500,000    $  500,000    $        -
  Current portion of other
   long-term debt                       66,210        66,210             -
  Interest payable to related
   parties                             230,983       230,983             -
  Accounts payable and
   accrued expenses                    311,720       311,720             -
                                     ---------     ---------     ---------
                                     1,108,913     1,108,913             -

Notes payable to related parties,
 net of current portion              3,713,473     3,713,473             -
Other long-term debt, net of
 current portion                       312,141       312,141             -
Interest payable to related parties  1,384,720     1,384,720             -
Due to related parties                 602,513       359,917       242,596
Deferred income                          1,500         1,500             -
                                     ---------     ---------     ---------
                                     7,123,260     6,880,664       242,596
                                     ---------     ---------     ---------

Minority interest in subsidiary        435,527       435,527             -
                                     ---------     ---------     ---------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                           -             -             -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2004      3,400         3,400             -
  Additional paid-in capital        11,462,882    12,019,298       556,416
  Accumulated deficit              (17,912,994)  (18,469,410)     (556,416)
                                    ----------    ----------      --------
                                    (6,446,712)   (6,369,341)            -
                                    ----------    ----------      --------
                                   $ 1,112,075   $   869,479     $ 242,596
                                    ==========    ==========      ========

     f.  ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may require revision in future periods.

     g.  RECLASSIFICATIONS

Certain minor reclassifications have been made to prior year amounts to conform to the current year presentation.

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

     b.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment (Note 5) are stated at cost.
Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term (including renewal periods, when the Company as both the intent and ability to extend the lease) or the following estimated useful lives of the assets:

       Furniture and equipment              3-10 years
       Leasehold improvements                 15 years

     c.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $ 92,885 and $64,337 in 2004 and 2003, respectively.

     d.  REVENUES

Lease and sponsorship revenues are recognized as appropriate when earned. Substantially all other revenues including golf course green fees, driving range ball rentals and golf cart rentals, are recognized when received as they are payments for services provided on the same day.

     e.  COST OF REVENUES

Cost of revenues is primarily comprised of golf course and driving range employee payroll and benefits, operating supplies (e.g., driving range golf balls and golf course score-cards, etc.), and credit card/check processing fees.

     f.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist principally of management, accounting and other administrative employee payroll and benefits, land lease expense, utilities, landscape maintenance costs, and other expenses (e.g., office supplies, marketing/advertising, and professional fees, etc.).

     g.  IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2004.

     h.  LEGAL DEFENSE COSTS

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

3.   INCOME PER SHARE

Basic and diluted income per share is computed by dividing reported net income by the weighted-average number of common and common equivalent shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share was 3,400,000 in both 2004 and 2003.

4.   RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) the Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada, (the "Paradise Store" and "Rainbow Store"), (b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. Administrative/accounting payroll and employee benefits are allocated based on an annual review the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $92,500 and $116,000 in 2004 and 2003, respectively.

The Company has various notes payable to the Paradise Store. These notes are due in varying amounts on December 1 each year through year 2008. The notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balances at December 31, 2004, were $3,713,473 and $1,756,068, respectively. The note payable and accrued interest payable balances at December 31, 2003, were $4,113,473 and $1,614,607, respectively. In December 2004 and 2003, Vaso Boreta, the Company's Chairman and owner of the Paradise Store, caused the portion of the notes related interest then currently due totaling $669,887 and $316,991, respectively, to be forgiven and also agreed to cause execution of a waiver of the rights to accelerate the maturities of the remaining notes due to these defaults.

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

Aggregate maturities of related party notes payable for the five years subsequent to December 31, 2004 are as follows:


             2005       $    385,896
             2006            258,528
             2007            151,353
             2008          3,037,446
             2009              --
             Thereafter      551,972
                        ------------
                        $  4,385,195
                        ============

At December 31, 2004, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

Aggregate maturities of this obligation for the five years subsequent to December 31, 2003, are as follows:

                     2005                      72,760
                     2006                      79,957
                     2007                      87,801
                     2008                      71,623
                                          -----------
                   Balance, net of
                   unamortized discount
                   of $53,839             $   312,141
                                          ===========

7.  LEASES

The land underlying the Callaway Golf Center is leased under an operating lease that expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues.

The Company is obligated under various other non-cancelable operating leases for equipment that expire over the next two years.

At December 31, 2004, minimum future lease payments under non-cancelable operating leases are as follows:

                     2005                  $  462,602
                     2006                     412,503
                     2007                     399,892
                     2008                     398,077
                     2009                     398,077
                     Thereafter               696,635
                                           ----------
                     Total                 $2,767,786
                                           ==========

Total rent expense for operating leases was $440,448 for 2004 and $432,613 for 2003.

8.  INCOME TAXES

Income tax expense (benefit) consist of the following:

                                      2004               2003
                                  ------------       ------------
    Current                       $     29,253       $     73,013
    Deferred                           (29,253)           (73,013)
                                  ------------       ------------
                                  $       -          $       -
                                  ============       ============

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                           2004               2003
                                       -----------         -----------
Deferred tax liabilities:
  Temporary differences related to:
  Depreciation                         $  (239,316)        $  (209,088)
  Minority interest                       (139,913)            (87,209)
Deferred tax assets:
  Net operating loss carryforward        5,788,234           5,733,181
  Related party interest                   597,063             548,966
  Deferred income                            4,455                 510
  Other                                      2,107               3,016
                                       -----------         -----------
Net deferred tax asset before
 valuation allowance                     6,012,630           5,989,376
  Valuation allowance                   (6,012,630)         (5,989,376)
                                       -----------         -----------
Net deferred tax asset                 $      -            $      -
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

Urban Land has a 35% ownership interest in the Company's subsidiary, AAGC, which owns and operates the CGC. In connection with the issuance of the 35% interest in AAGC to Urban Land, the Company and Urban Land entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to Urban Land. Urban Land is permitted to designate a non-voting observer of meetings of AAGC's board of directors. In the event of an uncured default of the CGC land lease, so long as Urban Land holds at least a 25% interest in AAGC, Urban Land will have the right to select one director of AAGC. As to matters other than the election of Directors, Urban Land has agreed to vote its shares of AAGC as designated by the Company.

There are no unusual rights or privileges related to the ownership of the Company's common stock.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                        YEARS ENDED DECEMBER 31,
                                        2004                2003
                                  ----------------    ----------------
Net income (loss)
    As reported                    $   (592,516)       $      20,433
    Pro forma                          (592,516)              20,433

Basic and diluted net income (loss)
 per share
    As reported                           (0.17)                0.01
    Pro forma                             (0.17)                0.01


A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2004 and 2003 is presented below:

                                2004                         2003
                       -----------------------       ----------------------
                                      Weighted                     Weighted
                                      Average                      Average
                                      Exercise                     Exercise
                        Shares        Price          Shares        Price
                       -----------------------       ----------------------
Beginning of year      500,000        $   0.80       500,000       $  0.78
  Granted                 -              -              -            -
  Exercised               -              -              -            -
  Forfeited               -              -              -            -
  Expired              (50,000)          -              -            -
                       -----------------------       ----------------------
End of year            450,000        $   0.80       500,000       $  0.78
                       =======================       ======================
Exercisable at
end of year            495,000        $   0.76       485,000       $  0.78
                       =======================       ======================
Weighted average fair
 value of options
 granted                              $   0.05                     $  0.05
                       =======================       ======================

The following table summarizes information about stock options outstanding at December 31, 2004:

                          Options Outstanding           Options Exercisable
                -------------------------------------   ---------------------

                                             Weighted                Weighted
                              Remaining      Average                 Average
Exercise        Number        Contractual    Exercise   Number       Exercise
Price           Outstanding   Life (Years)   Price      Exercisable  Price
--------        -----------  -------------   ---------  -----------  --------
$0.055            325,000        1.33                    325,000
$0.8125            50,000        0.25                     50,000
$4.00              75,000        4.00                     70,000
                -----------                             -----------
                  450,000                     $ 0.80      445,000     $ 0.76
                ===========                             ===========

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

                                     ALL-AMERICAN SPORTPARK, INC.



Dated: April 17, 2006                By:/s/ Ronald S. Boreta
                                        Ronald S. Boreta, Chief Executive
                                        Officer (Principal Executive Officer)
                                        and Principal Financial and
                                        Accounting Officer