Form 10KSB
period 2005-12-31
ALL AMERICAN SPORTPARK INC
filed 2006-04-17
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  December 31, 2005

       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from: _____ to ____

                        Commission File No. 0-024970

                        ALL-AMERICAN SPORTPARK, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

          NEVADA                                         88-0203976
--------------------------------                  --------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication No.)


             6730 South Las Vegas Boulevard, Las Vegas, NV  89119
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                  Issuer's Telephone Number:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                         -----------------------------
                             (Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

State issuer's revenues for its most recent fiscal year:  $2,152,867.

As of March 13, 2006, 3,400,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $1,099,000.

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

     On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company developed its Callaway Golf Center and All-American SportPark ("SportPark") properties. The property is located on the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and several of Las Vegas' major hotel/casino properties such as Mandalay Bay and the MGM Grand. The property is also adjacent to the new Interstate 215 beltway that will eventually encircle the entire Las Vegas valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres was home to the now discontinued SportPark that opened for business in October 1998 and was disposed of in May 2001.

     On June 20, 1997, the lessor of the 65-acre tract ("Landlord") agreed with the Company to cancel the original lease and replace it with two separate leases. The lease for the SportPark commenced on February 1, 1998 with a base rent of $18,910 per month and was cancelled in connection with the disposition of the SportPark in May 2001; the lease for the Callaway Golf Center is for fifteen years with options to extend for two additional five-year terms. The lease for the Callaway Golf Center[TM] commenced on October 1, 1997 when the golf center opened with a base rent of $33,173 per month.

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

BUSINESS OF THE COMPANY

     In June 1997, the Company completed a final agreement with Callaway to form a limited liability company named All-American Golf LLC (the "LLC") for the purpose of operating a golf facility, to be called the "Callaway Golf Center[TM] ("CGC")," on approximately forty-two (42) acres of land located on Las Vegas Boulevard in Las Vegas, Nevada. The CGC opened to the public on October 1, 1997.

     The Company's operations consist of the CGC, located on 42 acres of leased land and strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 135,000 hotel rooms in Las Vegas with an average occupancy of 85%, and seventeen of the top twenty largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo. The CGC is also adjacent to McCarran International Airport, the eleventh busiest airport in the world for passenger traffic with 44.3 million passengers passing through the terminal in 2005. The Las Vegas valley residential population approximates 1.9 million.

     The CGC includes a two tiered, 110-station, driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens, waterfall features, and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition to the driving range, the CGC has a lighted, nine-hole, par three golf course, named the "Divine Nine". The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the CGC is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system developed by Callaway, and two tenant operations: (a) the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, and (b) a restaurant, which features an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

     The CGC has a lease agreement with St. Andrews Golf Shop for the provision of sales of golf retail merchandise. The lease is for fifteen years ending in October 2012. The lessee pays a fixed monthly rental for its office and retail space.

     The LLC's original ownership was 80% by the Company and 20% by Callaway. Callaway agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. The Company contributed the value of expenses incurred relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway's loan to the LLC had a ten-year term with interest at ten percent per annum. The principal was due in 60 equal monthly payments commencing five years after the CGC opened.

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

     On December 30, 1998, the Company acquired substantially all the assets of the LLC subject to certain liabilities. This resulted in the Company owning 100% of the CGC. Under the terms of the asset purchase agreement, the Company paid $1 million to Active Media Services in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to the CGC.

     In connection with this acquisition, the Company executed a trademark license agreement with Callaway pursuant to which the Company licenses the right to use the marks "Callaway Golf Center" and "Divine Nine" from Callaway for a term beginning on December 30, 1998 and ending upon termination of the land lease on the CGC. The Company paid a one-time fee for this license agreement that was a component of the purchase price the Company paid for the CGC upon acquisition of the facility on December 30, 1998. Pursuant to this agreement, Callaway has the right to terminate the agreement upon the occurrence of any "Event of Termination" as defined in the agreement.

     On June 1, 2001, the Company completed a transaction pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the "Landlord") to terminate the land lease for the discontinued SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

     As part of the agreement, the Landlord agreed to waive all liabilities of the Company to the Landlord with respect to the discontinued SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord also agreed to cancel all of the Company's back rent obligations for the CGC for periods through April 30, 2001. The CGC remains the only operating business of the Company.

     As part of the transaction, the Company transferred to the Landlord a 35 percent ownership interest in the Company's subsidiary that owns and operates the CGC. This subsidiary is All-American Golf Center, Inc. ("AAGC"). In connection with the issuance of the 35 percent interest in AAGC to the Landlord, the Company and the Landlord entered into a Stockholders Agreement that provides certain restrictions and rights on the AAGC shares issued to the Landlord. The Landlord is permitted to designate a non-voting observer of meetings of AAGC's Board of Directors. In the event of an uncured default of the lease for the CGC, so long as the Landlord holds a 25% interest in AAGC, the Landlord will have the right to select one director of AAGC. As to matters other than the election of Directors, the Landlord has agreed to vote its shares of AAGC as designated by the Company.

LIABILITY INSURANCE

     The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

     The marketing program for the CGC is focused primarily on the local individual customers with increasing emphasis on the individual tourist market because of the CGC's proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective for the local market. For the tourist market, the Company has instituted taxi programs, rack cards, and print media in tourist publications that are located in the Las Vegas hotels and hotel rooms. Also, the CGC, has implemented programs to attract more group events, clinics, and other special promotional events. In February of 2004, a 30 ft. pylon sign with a reader board was installed in front of the CGC. The sign makes the general public aware of various programs, specials and information on events and other activities taking place within the CGC. Once installed, the CGC began random customer information surveys to provide information on how guests heard of the CGC. Over half stated that they came into the CGC because they saw the new sign.

     The CGC, which includes a nine-hole par 3 golf course, driving range, and clubhouse, is designed to provide a country club atmosphere for the general public.

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

FIRST TEE PROGRAM

     In March 2002, the CGC became the official home in southern Nevada for the national First Tee program. The First Tee program is a national initiative started in November 1997 by the World Golf Foundation. First Tee is a program sponsored by the PGA Tour, the LPGA, the PGA of America, the United States Golf Association, and Augusta National Golf Club. The First Tee program was formed to eliminate access and affordability issues for children, especially economically disadvantaged children, to participate in the game of golf. In research conducted by the National Golf Foundation, it was noted that only two percent of children through age 17 ever try golf and only five percent of our nation's golfers were minorities. The CGC is proud to be part of the First Tee program and believes it will offer many opportunities for the Company in the years ahead.

COMPETITION

     Any golf/amusement facilities developed by the Company will compete with any other family/sports attractions in the area where such facilities are located. Such attractions could include amusement parks, driving ranges, water parks, and any other type of family or sports entertainment. The Company will be relying on the combination of active user participation in the sports activities and uniqueness of the Park features, attractive designs, and competitive pricing to encourage visitation and patronage.

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

EMPLOYEES

     As of March 13, 2006, there were 2 full- and 2 part-time employees at the Company's executive offices, and 9 full- and 12 part-time employees at CGC.

ITEM 2.  DESCRIPTION OF THE PROPERTY.

     The Company's corporate offices are located inside the clubhouse building of the CGC at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The CGC property occupies approximately 42 acres of leased land described in ITEM
1. DESCRIPTION OF BUSINESS, BUSINESS DEVELOPMENT. The CGC was opened October 1, 1997. The property is in good condition both structurally and in appearance. There were certain construction defects that are discussed below in ITEM 3. LEGAL PROCEEDINGS. There were minor defects to the building but they have been repaired. Other construction not related to the building involved adjoining concrete sidewalks and walkways. Temporary repairs have been made and a permanent correction will be made upon final settlement of the lawsuit. The Company owns 65% of the CGC through its subsidiary, AAGC.

     A ten-year note payable secured by a first deed of trust exists on the CGC in the original amount of $1 million payable without interest, in quarterly installments of $25,000 beginning December 1998.

     The CGC has two tenant operations: (1) The St. Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years ending in 2012, and (2) a restaurant that features an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background. Beginning in the first quarter of 2006, restaurant lease revenue will be equal to the greater of $4,000 per month or 8% of gross sales (as defined in the contract). The lease expires in one year unless the optional four year extension is exercised.

ITEM 3.  LEGAL PROCEEDINGS

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies has appealed the judgment, and it is currently pending before the Nevada Supreme Court (the "Court"). The Court is expected to hear arguments in the case in the spring of 2006. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 including the judgment, interest, and attorney's fees.

     On May 31, 2005, Sierra SportService, Inc. the Company's tenant, who operated the restaurant in CGC, ceased operations. Sierra SportService filed a notice of default pertaining to the restaurant concession agreement and against all guarantors of that agreement. A settlement was reached on November 18, 2005 for a total amount of $800,000, of which the Company paid $700,000 and the remaining $100,000 was paid by AAGC, which is 65% owned by the Company. The funds used to make these payments were borrowed from ANR, LLC, an entity owned by Andre K. Agassi and Perry Craig Rogers.

     In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company and claims against other parties in the arbitration proceeding. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso

Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The counterclaims and other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. Urban Land is seeking damages and other relief under various claims.

     On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. It is expected that the issues in the notice of default will be included in the above arbitration proceeding.

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

                                                   HIGH       LOW
                                                 --------   --------
      Year Ended December 31, 2005:
       First Quarter                             $1.19       $0.23
       Second Quarter                            $0.81       $0.32
       Third Quarter                             $0.44       $0.28
       Fourth Quarter                            $0.45       $0.28

      Year Ended December 31, 2004:
       First Quarter                             $0.08       $0.03
       Second Quarter                            $0.20       $0.04
       Third Quarter                             $0.21       $0.05
       Fourth Quarter                            $1.01       $0.05

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at March 31, 2006 was approximately 1,050. This does not include approximately 1,000 shareholders who hold stock in their accounts at broker/dealers.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. However, in December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised
2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. The provisions of SFAS 123R are effective as of the first interim period that begins after January 1, 2006. The adoption of SFAS 123R's fair value method is expected to have a significant impact on future results of operations only when new options are granted, none of which are presently contemplated.

OVERVIEW

     The Company's operations consist of the management and operation of the CGC. The CGC includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and Pro Shop and two tenants, the Saint Andrews Golf Shop retail store and a restaurant. In the January/February 2006 issue of GOLF RANGE MAGAZINE, the CGC was named as the second best Pro Shop in America. As discussed below additional business opportunities are currently being sought.

     The National Golf Foundation (NGF) stated in a press release dated February 5, 2005, that, "the National Golf Course Owners Association had reported that 2004 finished up nationally compared to a decline in the previous two years." NGF also stated that, "private clubs were flat while public courses saw the increases." Additionally, the Las Vegas Convention Center and Visitors Authority (LVCVA) announced on February 10, 2005, that the number of 2004 visitors broke all previous records by more than 2 million. Furthermore, the LVCVA projected that visitor growth will be significant through 2009. Given this information, expectations for both public golf courses and Las Vegas tourism are increasing. The CGC has an ideal location at the end of the "Las Vegas Strip" and near the international airport; however, much of the land immediately adjacent to the CGC has not yet been developed. In 2005 and continuing into 2006, significant commercial, industrial and residential development, along with an expansion of the international airport, is planned. As a result of this planned development, in 2006 the Company expects the CGC name recognition to increase significantly and revenues to be impacted favorably but to an extent that cannot be predicted.

     RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004.

     REVENUES. Revenues of the Callaway Golf Center ("CGC") for 2005 decreased 0.7% to $2,152,867 compared to $2,168,802 in 2004. The decrease was minimal and primarily attributed to the reduction in tenant income resulting from the termination of a restaurant lease. Income from golf activities increased 1.8% to $1,966,160 compared to $1,930,990 in 2004. In this revenue group, Golf lesson fees increased by 73.1% to $209,025 compared to $120,770 in 2004. Golf club rentals increased by 23.7% to $101,434 compared to $82,007 in 2004. Merchandise sales, consisting mainly of snack sales to compensate for the restaurant closure, increased 344.0% to $10,110 compared to $2,277 in 2004. Golf cart rentals increased by 12.8% to $181,522 compared to $160,984 in 2004. Green fees decreased by 12.4% to $704,450 compared to $804,560 in 2004. Driving range fees decreased only slightly by 0.1% to $759,590 compared to $760,392 in 2004. Tenant income decreased by 17.2% to $176,143 compared to $212,777 in 2004. This is due to the termination of a restaurant lease.
Other revenues decreased 57.8% to $10,563 compared to $25,035 in 2004. This is mainly due to insurance recoveries received in the prior year.

     COST OF REVENUES. Costs of revenues increased by 4.7% in 2005 to $529,261 compared to $505,555 in 2004. The overall increase can be attributed to the golf pro salaries, which increased to $141,911 in 2005 compared to $75,713 in 2004. This is due the related increased in teaching revenue and also to the fact that during 2004 this service was outsourced for part of the prior year. Direct payroll costs were nearly identical changing approximately 0.1%. Other cost of goods, mainly comprised of driving range supplies like golf balls, decreased 40.0% to $69,058 compared to $115,117 in 2004.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased by 48.5% to $2,938,551 in 2005 from $1,978,385 in 2004. The increase is mainly due to an increase of $800,000 in settlement and litigation expenses compared to having none in the prior year and an increase in land lease expense of $146,869.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 33.7% to $95,122 in 2005 compared to $71,154 in 2004 due to 2004 asset additions.

     INTEREST EXPENSE. Interest expense increased 0.8% to $503,811 in 2005 compared to $499,949 in 2004 due mainly to issuance of additional notes payable to related parties.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital needs have been helped by favorable payment terms and conditions included in our notes payable to related parties. Management believes that additional notes could be negotiated, if necessary, with similar payment terms and conditions.

     The Company has various notes payable to related parties (ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). In December 2005 and 2004, the current note balance due including the related interest totaling $617,690 and $669,887, respectively, was forgiven. The effects of these extinguishments on the Company's current and future liquidity was, of course, to permanently eliminate the obligations for the related short-term cash outflows for the amounts of each forgiveness, thus enabling the Company to meet other obligations timely and continue its business operations without interruption at least for the short-term.

     In 2005, the Company's cash flows from investing activities were comprised of cash expenditures of approximately $32,100 for capital asset additions and proceeds of loans from related parties of approximately $1,245,000, net of current year repayments, which constitutes substantially all of the Company's financing cash activities.

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

     In 2004, the Company began implementing new marketing strategies that resulted in increased revenues during the year. The Company has advertised in various magazines within the southern California area and in the Southwest Airlines Magazine, which is available to all passengers on every Southwest Airlines flight. We also started marketing the CGC as a family facility that has something for all ages and have constructed a pylon sign in front of the CGC, on the Las Vegas "Strip". We believe that the expansion of our marketing and advertising strategies will continue to result in increased revenues. During the first two months of 2006, unaudited revenue increased approximately $50,000 over the same period in 2005. In addition, a new tenet for the restaurant space was acquired on January 25, 2006.

     Nevertheless for reasons described below and in Note 1.d. to the consolidated financial statements, in its report dated March 24, 2006, the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     As of December 31, 2005, the Company had a working capital deficit of $1,875,279 as compared to a working capital deficit of $871,980 at December 31, 2004. The increase in the working capital deficit is primarily due to the issuance of new notes payable to related parties.

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

     There are no planned material capital expenditures in 2006.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The consolidated financial statements are set forth on pages F-1 through F-14 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of December 31, 2005, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE           POSITIONS AND OFFICES HELD
-----------------     ---      -----------------------------------

Ronald S. Boreta      43       President, Chief Executive Officer,
                               Treasurer, Secretary and Director

Vaso Boreta           71       Chairman of the Board of Directors

Robert R. Rosburg     78       Director

William Kilmer        65       Director

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company.

      The Company does not currently have an audit committee or an "audit committee financial expert" because it is not legally required to have one and due to the limited size of the Company's operations, it is not deemed necessary. The Company presently has no compensation or nominating committee.

     All Directors hold office until the next Annual Meeting of Shareholders.

     Officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

     The following sets forth biographical information as to the business experience of each officer and director of the Company for at least the past five years.

     RONALD S. BORETA has served as President of the Company since 1992, Chief Executive Officer (Principal Executive Officer) since August 1994, Principal Financial Officer since February 2004, and a Director since its inception in 1984. The Company has employed him since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of the Company located in San Francisco, California. Prior to his employment by the Company, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in the areas of sales and warehousing activities with a golf discount store in South San Francisco, California. Mr. Boreta devotes 90% of his time to the business of the Company.

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

CODE OF ETHICS

     The Company has not yet adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to the limited size of the Company's operations and limited financial resources. Since the resignation of the CFO in February of 2004, there have been significant accounting personnel changes. The Board of Directors may consider adopting a code of ethics in the future.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer that received compensation in excess of $100,000 for the years ended December 31, 2005, 2004 and 2003 from the Company:

                                     SUMMARY COMPENSATION TABLE

                                                             Long-Term Compensation
                                                       -------------------------------
                              Annual Compensation              Awards          Payouts
                           ------------------------    ---------------------   -------
                                                                   Securi-
                                                                    ties
                                                                   Underly-
                                             Other                   ing                All
                                             Annual   Restricted   Options             Other
Name and Principal                           Compen-    Stock       /SARs     LTIP    Compen-
     Position        Year   Salary   Bonus   sation    Award(s)    (Number)  Payouts  sation
------------------   ----   ------   -----   ------   -----------  --------  -------  ------
Ronald S. Boreta,    2005   $120,000  --   $32,027<FN1>    --         --       --       --
President and CEO    2004   $120,000  --   $29,996<FN1>    --         --       --       --
                     2003   $120,000  --   $25,732<FN1>    --         --       --       --

Kirk Hartle, Chief   2003   $120,000  --        --         --         --       --       --
Financial Officer
<FN2>
________________

<FN1> Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use.  For 2005, 2004, and 2003 respectively, these amounts were $8,971, $10,530, and $11,132, for club memberships; and
$23,056, $19,466, and $14,600 for an automobile.

<FN2> Mr. Hartle resigned as Chief Financial Officer effective February 20, 2004.


COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings.

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

STOCK OPTION PLAN

     During July 1994, the Board of Directors (the "Board") adopted a Stock Option Plan (the "Plan"). The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the Plan is 700,000. The Board has the power to determine at the time the option is granted whether the option will be an incentive stock option (an option which qualifies under Section 422 of the Internal Revenue Code (the "Code") of
1986) or an option that is not an incentive stock option. The Board determines vesting provisions at the time options are granted. The option price for any option will be no less than the fair market value of the common stock on the date the option is granted.

     Since all options granted under the Plan must have an exercise price no less than the fair market value on the date of grant, the Company does not record any expense upon the grant of options, regardless of whether or not they are incentive stock options. Generally, there will be no federal income tax consequences to the Company in connection with incentive stock options granted under the Plan. With regard to options that are not incentive stock options, the Company will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

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

     In October 1999, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's former Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $0.65625 per share that is equivalent to the closing market price on the date of grant. The options expired unexercised in October 28, 2004.

     In April 2000, the Company's Board of Directors approved the grant of an option to Kirk Hartle, the Company's former Chief Financial Officer, to purchase an aggregate 50,000 shares of the Company's common stock at the price of $0.8125 per share that is equivalent to the closing market price on the date of grant. The options expired unexercised in April 24, 2005.

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

1998 STOCK INCENTIVE PLAN

     During October 1998, the Board of Directors approved, subject to stockholder approval, the 1998 Stock Incentive Plan (the "Plan"), and the Company's shareholders approved the Plan in December 1998.

     The purpose of the Plan is to advance the interests of the Company and its subsidiary by enhancing their ability to attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiary, through ownership of shares of stock of the Company and cash incentives. The Plan is intended to accomplish these goals by enabling the Company to grant awards in the form of options, stock appreciation rights, restricted stock or unrestricted stock awards, deferred stock awards, or performance awards (in cash or stock), other stock-based awards, or combinations thereof, all as more fully described below. Up to 750,000 shares of stock may be issued under the Plan.

GENERAL

     The Plan is administered, and awards are granted, by the Company's Board. Key employees of the Company and its subsidiary and other persons or entities, not employees of the Company and its subsidiary, who are in a position to make a significant contribution to the success of the Company or its subsidiary are eligible to receive awards under the Plan. In addition, individuals who have accepted offers of employment from the Company and who the Company reasonably believes will be key employees upon commencing employment with the Company are eligible to receive awards under the Plan.

     STOCK OPTIONS. The exercise price of an incentive stock option granted under the Plan or an option intended to qualify for the performance-based compensation exception under Section 162(m) of the Code may not be less than 100% of the fair market value of the stock at the time of grant. The exercise price of a non-incentive stock option granted under the Plan is determined by the Board. Options granted under the Plan will expire and terminate not later than 10 years from the date of grant. The exercise price may be paid in cash or by check, bank draft or money order, payable to the order of the Company. Subject to certain additional limitations, the Board may also permit the exercise price to be paid with Stock, a promissory note, an undertaking by a broker to deliver promptly to the Company sufficient funds to pay the exercise price, or a combination of the foregoing.

     STOCK APPRECIATION RIGHTS. Stock appreciation rights ("SAR") may be granted either alone or in tandem with stock option grants. Each SAR entitles the holder on exercise to receive an amount in cash or stock or a combination thereof (such form to be determined by the Board) determined in whole or in part by reference to appreciation in the fair market value of a share of stock. SAR may be based solely on appreciation in the fair market value of stock or on a comparison of such appreciation with some other measure of market growth. The data at which such appreciation or other measure is determined shall be the exercise date unless the Board specifies another date. If an SAR is granted in tandem with an option, the SAR will be exercisable only to the extent the option is exercisable. To the extent the option is exercised, the accompanying SAR will cease to be exercisable, and vice versa. An SAR not granted in tandem with an option will become exercisable at such time or times, and on such conditions, as the Board may specify.

     On February 16, 1999, the Board approved an award to Ronald S. Boreta, President of the Company, of SAR equal to 125,000 shares independent of any stock option under the Company's 1998 Stock Incentive Plan. The base value of the SAR shall be equal to $6 per share; however, no SAR may be exercised unless and until the market price of the Company's common stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The SAR expire on October 26, 2008.

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

     PERFORMANCE AWARDS. The Plan provides that at the time any stock options, SAR, stock awards (including restricted stock, unrestricted stock or deferred stock) or other stock-based awards are granted, the Board may impose the additional condition that performance goals must be met prior to the participant's realization of any vesting, payment or benefit under the award. In addition, the Board may make awards entitling the participant to receive an amount in cash upon attainment of specified performance goals.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 2006, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2005:

----------------------------------------------------------------------------------------
                                                                   Number of
                                                                   securities remain-
                                                                   ing available for
                                                                   future issuance
                     Number of secure-                             under equity
                     ties to be issued      Weighted-average       compensation plans
                     upon exercise of       exercise price of      (excluding secure-
                     outstanding options,   outstanding options,   ties reflected
                     warrants and rights    warrants and rights    in column (a))
Plan Category             (a)                     (b)                    (c)
----------------------------------------------------------------------------------------
Equity compensation    400,000                   $0.79                1,050,000
plans approved by
security holders
----------------------------------------------------------------------------------------
Equity compensation       --                       --                     --
plans not approved
by security holders
----------------------------------------------------------------------------------------
     Total             400,000                   $0.79                1,050,000
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

     The Company provides administrative/accounting support for (a) The Company Chairman's two wholly-owned golf retail stores, both named Las Vegas Discount Golf and Tennis (the "Paradise Store" and "Rainbow Store"), b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother, and (c) SPEN until February 2005. One of the SAGS stores is the retail tenant in the CGC. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $47,500 and $92,500 in 2005 and 2004, respectively.

     The Company has various notes payable to the Paradise Store. These notes are due in varying amounts on December 1 each year through year 2008. These notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balance at December 31, 2005 was $3,363,473 and $1,859,725, respectively. The note payable and accrued interest payable balance at December 31, 2004 was $3,713,473 and $1,756,068, respectively. In December 2005 and 2004, Vaso Boreta, Chairman of the Board and owner of the Paradise Store, forgave the current note balance due including the related interest totaling $617,690 and $669,887, respectively, and also agreed to not accelerate the maturities of the remaining notes due to these defaults.

     In 2004, SAGS loaned the Company approximately $527,000, to fund operations, of which approximately $50,000 was repaid in 2004. Interest accrues at 10% per annum and is payable out of available cash flows, if any.

     Also in 2004, BE Holdings 1, LLC, which is owned by Vaso Boreta, Chairman of the Board, advanced the Company $100,000 to fund operations. This note accrues interest at 10% per annum and is payable out of available cash flows, if any.

     In 2005, SAGS loaned the Company approximately $445,000, to fund operations, of which approximately $390,000 is due prior to December 31, 2005 and $55,000 is payable out of available cash flows, if any. Interest accrues at 10% per annum.

     In November 2005, ANR, LLC loaned the Company and All-American Golf Center, Inc. ("AAGC"), which is 65% owned by the Company, an aggregate of $800,000 in order to provide funds to complete the settlement of a legal action involving Sierra SportService, Inc. ANR, LLC is owned by Andre K. Agassi and Perry Craig Rogers. Messrs. Agassi and Rogers are also owners of ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are due on demand and are personally guaranteed by Ronald Boreta, the Company's President. The interest rate of the notes is 5% per annum, compounded annually. To the extent that the outstanding principal and accrued interest are not paid within five days of demand, ANR, LLC will be entitled to receive a late charge of 10% of the amount not paid.

     The Company's Board of Directors believes that the terms of the above transactions were on terms no less favorable to the Company than if the transactions were with unrelated third parties.

ITEM 13.  EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION                          LOCATION
------      --------------------------    ------------------------------
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

 10.10      Promissory Note to Saint      Incorporated by reference to
            Andrews Golf, Ltd.            Exhibit 10.10 to the Registrant's
                                          Annual Report on Form 10-KSB for
                                          the year ended December 31, 2004

 10.11      Promissory Note to BE         Incorporated by reference to
            Holdings I, LLC               Exhibit 10.11 to the Registrants
                                          Annual Report on Form 10-KSB for
                                          the year ended December 31, 2004

 10.12      Demand Promissory Note of     Filed herewith electronically
            All-American SportPark,
            Inc. to ANR, LLC

 10.13      Demand Promissory Note of     Filed herewith electronically
            All-American Golf Center,
            Inc. to ANR, LLC

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

 32         Certification of Chief        Filed herewith electronically
            Executive Officer and
            Principal Financial
            Officer Pursuant to
            Section 18 U.S.C.
            Section 1350

ITEM 14.  PRINCIPAL ACCOUNTANTS' FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years ended December 31, 2005 and 2004 by Piercy Bowler Taylor & Kern for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $44,500 and $28,000, respectively.

AUDIT RELATED FEES

     The aggregate fees billed by Piercy Bowler Taylor & Kern for consultation concerning financial accounting standards in connection with preparation of the Company's response to a SEC comment letter dated July 11, 2005, was $12,624.

TAX FEES

     The aggregate fees billed for tax services rendered by Piercy Bowler Taylor & Kern for tax compliance and tax advice for the two fiscal years ended December 31, 2005 and 2004, were $7,500 and $6,675, respectively.

ALL OTHER FEES

     None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     Under provisions of the Sarbanes-Oxley Act of 2002, the Company's principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company's audit committee) must pre-approve the engagement of the Company's principal accountant to provide audit and permissible non-audit services. The Company's Board has not established any policies or procedures other than those required by applicable laws and regulations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
All-American SportPark, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc. and Subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the consolidated financial statements, the Company has had recurring losses from continuing operations, and has a working capital deficit and substantial shareholders' equity deficiency at December 31, 2005; these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1d. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 24, 2006

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2005 AND 2004

ASSETS
                                                        2005         2004
                                                    -----------   ----------
Current assets:
  Cash                                              $    14,164   $    6,125
  Accounts receivable                                     2,664          902
  Prepaid expenses and other                             27,363       11,626
                                                    -----------   ----------
                                                         44,191       18,653

Leasehold improvements and equipment, net               971,010	 1,034,033
Other assets                                            125,000        1,367
                                                     ----------   ----------
                                                     $1,140,201   $1,054,053
                                                     ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related parties                                   $1,410,156   $  385,896
  Current portion of other long-term debt                79,944       72,760
  Interest payable to related parties                   206,035      232,690
  Accounts payable and accrued expenses                 223,335      199,287
                                                     ----------   ----------
                                                      1,919,470      890,633

Notes payable to related parties,
  net of current portion                              3,776,441    3,999,299
Other long-term debt, net of current portion            159,437      239,381
Interest payable to related parties                   1,809,790    1,525,044
Due to related parties                                  720,206      344,425
Deferred income                                            -          13,104
                                                     ----------   ----------
                                                      8,385,344    7,011,886
                                                     ----------   ----------

Minority interest in subsidiary                         160,089      411,508
                                                     ----------   ----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                         -            -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at December 31,
   2005 and 2004, respectively                            3,400        3,400
  Additional paid-in capital                         13,306,875   12,689,185
  Deficit                                           (20,715,507) (19,061,926)
                                                     ----------   ----------
                                                     (7,405,232)  (6,369,341)
                                                     ----------   ----------

                                                     $1,140,201   $1,054,053
                                                     ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                       2005         2004
                                                   -----------   -----------

Revenues                                           $ 2,152,867   $ 2,168,802
Cost of revenues                                       529,261       505,555
                                                   -----------   -----------
     Gross profit                                    1,623,606     1,663,247
                                                   -----------   -----------

Operating expenses:
   Selling, general and administrative:
     Land rent                                         544,954       398,085
     Landscape maintenance                             404,812       361,172
     Settlements and litigation                        800,000             -
     Payroll, taxes and benefits                       359,748       346,553
     Utilities and Telephone                           295,076       304,931
     Other                                             533,961       567,644
                                                   -----------   -----------
                                                     2,938,551     1,978,385
   Depreciation and amortization                        95,122        71,154
                                                   -----------   -----------
                                                     3,033,673     2,049,539
                                                   -----------   -----------

Operating loss                                      (1,410,067)     (386,292)

Other income (expense):
   Interest income                                       2,256        16,157
   Interest expense                                   (503,811)     (499,949)
   Other income                                          8,394       254,703
   Other expense                                        (1,772)       (1,154)
                                                   -----------   -----------
     Loss before minority interest                  (1,905,000)     (616,535)

Minority interest                                      251,419        24,019
                                                   -----------   -----------
     Net loss                                      $(1,653,581)  $  (592,516)
                                                   ===========   ===========

NET LOSS PER SHARE:
 Basic net loss per share                          $     (0.49)  $     (0.17)
                                                   ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004




                               ADDITIONAL
                     COMMON     PAID-IN
                     STOCK      CAPITAL        DEFICIT          TOTAL
                    --------   -----------   ------------    -----------

Balances,
January 1, 2004      $ 3,400   $12,019,298   $(18,469,410)   $(6,446,712)

Capital contributions
in the form of
debt extinguishment                669,887                       669,887

Net loss                                         (592,516)      (592,516)
                     -------   -----------   ------------    -----------
Balances,
December 31, 2004      3,400    12,689,185    (19,061,926)    (6,369,341)

Capital contributions
in the form of
debt extinguishment                617,690                       617,690

Net loss                                       (1,653,581)    (1,653,581)
                     -------   -----------   ------------    -----------
Balances,
December 31, 2005    $ 3,400   $13,306,875   $(20,715,507)   $(7,405,232)
                     =======   ===========   ============    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       2005         2004
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(1,653,581)  $  (592,516)
   Adjustment to reconcile net
    loss to net cash used in
    operating activities:
   Minority interest                                  (251,419)      (24,019)
   Depreciation and amortization                        95,122        71,154
   Other income                                                       26,950
   Bad debts                                            24,764       109,871
   Increase in operating (assets) and
   liabilities:
     Accounts receivable                                (1,762)        3,919
     Prepaid expenses and other assets                (139,370)        7,157
     Accounts payable and
      accrued expenses                                  24,048      (112,433)
     Interest payable to related parties               525,781       411,918
     Decrease in deferred income                       (13,104)       11,604
                                                   -----------   -----------
       Net cash used in
       operating activities                         (1,389,521)      (86,395)
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                          (32,099)     (324,025)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in due to related parties        257,263       (36,526)
  Proceeds of loan from related parties              1,245,156       688,334
  Principal payments on notes payable
    related parties                                       -         (186,574)
  Principal payments on other
    notes payable                                      (72,760)      (66,210)
                                                   -----------   -----------
       Net cash provided by
       financing activities                          1,429,659       399,024
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH                          8,039       (11,396)
Cash, beginning of year                                  6,125        17,521
                                                   -----------   -----------
Cash, end of year                                  $    14,164   $     6,125
                                                   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                           $    27,240   $    88,030
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. ("AASP"), include the accounts of AASP and its 65%-owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company". Urban Land of Nevada, Inc. ("Urban Land") owns the remaining 35% of AAGC. All significant intercompany accounts and transactions have been eliminated. The Company's business operations consisting of the Callaway Golf Center ("CGC") are included in AAGC.

     b.  BUSINESS ACTIVITIES

The CGC includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and two tenants: the St. Andrews Golf Shop retail store, and a restaurant.

Because our business activities are not structured on the basis of different services provided, the above activities are reviewed, evaluated and reported as a single reportable segment. The Company is based in and operates solely in Las Vegas, Nevada, and does not receive revenues from other geographic areas although its tourist customers come from elsewhere. No one customer of the Company comprises more than 10% of the Company's revenues.

     c.  CONCENTRATIONS OF RISK

The Company has implemented various strategies to market the CGC to Las Vegas tourists and local residents. Should attendance levels at the CGC not meet expectations in the short-term, management believes existing cash balances would not be sufficient to fund operating expenses and debt service requirements for at least the next 12 months.

      d.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2005 and 2004, the Company had net loss of $1,653,581 and $592,516, respectively. As of December 31, 2005, the Company had a working capital deficit of $1,875,279 and a shareholders' equity deficiency of $7,405,232.

AASP management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As such, management plans on seeking other sources of funding as needed, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate. The inability to build attendance to profitable levels beyond a 12-month period may require the Company to seek additional debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

Nevertheless, management continues to seek out financing to help fund working capital needs of the Company. In this regard, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company.

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

     f.  RECLASSIFICATIONS

Certain minor reclassifications have been made to prior year amounts to conform to the current year presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  STOCK BASED COMPENSATION

As permitted by SFAS 123, to date the Company has accounted for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), ("SFAS 123R"), Share-Based Payment. This statement replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board's Opinion No. 25 ("ABP 25"), Accounting for Stock Issued to Employees. SFAS 123R will require the Company to measure the cost of employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). Since the Company's outstanding employee stock options are all fully vested, the adoption of SFAS 123R's fair value method will not have any impact on the Company's financial statements with regard to currently outstanding options. The adoption of SFAS 123R's fair value method is expected to have a significant impact on future results of operations only when new options are granted, none of which are presently contemplated.

Pro forma information regarding net loss and loss per share has been presented below as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        YEARS ENDED DECEMBER 31,
                                        2005                2004
                                  ----------------    ----------------
Net loss
    As reported                    $ (1,653,581)       $     (592,516)
    Pro forma                        (1,653,581)             (592,516)

Basic net loss
 per share
    As reported                           (0.49)                (0.17)
    Pro forma                             (0.49)                (0.17)

     b.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment (Note 5) are stated at cost.
Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term (including renewal periods, when the Company has both the intent and ability to extend the lease) or the following estimated useful lives of the assets:

       Furniture and equipment              3-10 years
       Leasehold improvements                 15 years

     c.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $74,990 and $92,885 in 2005 and 2004, respectively.

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

     g.  IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2005.

     h.  LEGAL DEFENSE COSTS

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

3.   LOSS PER SHARE

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares are not used to compute a diluted loss per share because to do so would be anti-dilutive. The weighted-average number of common shares used in the calculation of basic loss per share was 3,400,000 in 2005 and 2004.

4.   RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) two golf retail stores wholly-owned by the Company's Chairman, both named Las Vegas Discount Golf and Tennis (the "Paradise Store" and "Rainbow Store"), b) two golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. One of the SAGS stores is the retail tenant in the CGC. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $47,500 and $92,500 in 2005 and 2004, respectively.

The Company has various notes payable to the Paradise Store. These notes are due in varying amounts on December 1 each year through year 2008. The notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balances at December 31, 2005, were $3,363,473 and $1,859,725, respectively. The note payable and accrued interest payable balances at December 31, 2004, were $3,713,473 and $1,756,068, respectively. In December 2005 and 2004, Vaso Boreta, the Company's Chairman and owner of the Paradise Store, caused the portion of the notes related interest then currently due totaling $617,690 and $669,887, respectively, to be forgiven and also agreed to cause execution of a waiver of the rights to accelerate the maturities of the remaining notes due to these defaults.

In 2004, SAGS loaned the Company approximately $527,000, to fund operations, of which approximately $50,000 was repaid in 2004. Interest accrues at 10% per annum and is payable only out of available cash flows, if any.

Also in 2004, BE Holdings 1, LLC, which is owned by Vaso Boreta, Chairman of the Board, advanced the Company $100,000 to fund operations. This note accrues interest at 10% per annum and is payable only out of available cash flows, if any.

In 2005, SAGS loaned the Company approximately $445,000 to fund operations, of which approximately $390,000 is due prior to December 31, 2006, and an additional $55,000 is payable only out of available cash flows, if any. Interest accrues at 10% per annum.

Also in 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. ANR is owned by Andre
K. Agassi and Perry Craig Rogers. Messrs. Agassi and Rogers are also owners of ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are personally guaranteed by Ronald S. Boreta, the Company's President. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand.

Aggregate maturities of related party notes and the related accrued interest payable for the five years subsequent to December 31, 2005, are as follows:

             2006       $  1,616,191
             2007            190,788
             2008          4,610,759
             2009              --
             2010              --
             Thereafter      784,684
                        ------------
                        $  7,202,422
                        ============

At December 31, 2005, the Company has no loans or other obligations with restrictive debt or similar covenants.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                   2005                   2004
                            -----------------      -----------------

     Building                  $    252,866          $     252,866
     Land improvements              450,390                450,390
     Furniture and equipment        215,855                243,108
     Signs                          208,688                208,688
     Other leasehold
     improvements                   326,400                326,400
     Other                           40,179                 13,789
                             -----------------     -----------------
                                  1,494,378              1,495,241

     Less accumulated
      depreciation and
      amortization                 (523,368)              (461,208)
                             -----------------     -----------------
                               $    971,010          $   1,034,033
                             =================     =================

6.  OTHER LONG-TERM DEBT

The Company has outstanding a promissory note payable to an unrelated party, due in quarterly installments of $25,000 through September 2008 without interest. This note has been discounted to reflect its present value.

Aggregate maturities of this obligation subsequent to December 31, 2005, are as follows:

                     2006                 $    79,944
                     2007                      87,858
                     2008                      71,579
                                          -----------
                   Balance, which is net
                   of unamortized discount
                   of $36,619             $   239,381
                                          ===========

7.  LEASES

The land underlying the CGC is leased under an operating lease that expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues.

The Company is obligated under various other non-cancelable operating leases for equipment that expire over the next two years.

At December 31, 2005, minimum future lease payments under non-cancelable operating leases are as follows:

                     2006                     452,311
                     2007                     441,151
                     2008                     437,885
2009	437,885
2010	437,885
                     Thereafter               766,296
                                           ----------
                     Total                 $2,973,413
                                           ==========

Total rent expense for operating leases was $581,442 for 2005 and $440,448 for 2004.

8.  INCOME TAXES

Income tax expense (benefit) consists of the following:

                                      2005               2004
                                  ------------       ------------
    Current                       $   (561,735)      $     29,253
    Deferred                           561,735            (29,253)
                                  ------------       ------------
                                  $       -          $       -
                                  ============       ============

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                           2005               2004
                                       -----------         -----------
Deferred tax liabilities:
  Temporary differences related to:
  Depreciation                         $  (255,000)        $  (239,316)
  Minority interest                        (54,430)           (139,913)
Deferred tax assets:
  Net operating loss carryforward        6,389,830           5,788,234
  Related party interest                   685,380             597,063
  Deferred income                                -               4,455
  Other                                      5,484               2,107
                                       -----------         -----------
Net deferred tax asset before
 valuation allowance                     6,771,264           6,012,630
  Valuation allowance                   (6,771,264)         (6,012,630)
                                       -----------         -----------
                                       $         -         $         -
                                       ===========         ===========


As of December 31, 2005, the Company has available for income tax purposes approximately $18.8 million in federal net operating loss carryforwards, which may be available to offset future taxable income. These loss carryforwards expire in 2019 through 2025. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carryforwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

9.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

     a.  CAPITAL STOCK

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

     b.  STOCK OPTION PLANS

The Company's Board of Directors adopted an incentive stock option plan in 1994(the "1994 Plan").

In 1996, 325,000 options were granted to the Company's President under the 1994 Plan at an exercise price of $3.06, the fair market value on the grant date. These options expired unexercised in April 2001. Because of this expiration, 325,000 new options were granted to the Company's President at an exercise price of $0.055, the market value on the date of grant; these options expire in April 2006.

In 1999, 50,000 additional options were granted at an exercise price of $0.65625 per share, the closing market price on the date of grant. These options expired unexercised in October 2004. In April 2000, 50,000 options were granted at an exercise price of $0.8125 per share, the closing market price on the date of grant. These options expired unexercised in April 2005. In 1998, the Board of Directors and shareholders approved the 1998 stock incentive plan (the "1998 Plan").

Pursuant to the 1998 Plan, in 1999, the Board of Directors of the Company approved an award to the President of the Company, stock appreciation rights ("SAR") equal to 125,000 shares independent of any stock option under the Plan. The base value of the SAR is $6 per share, however no SAR may be exercised unless and until the market price of the Company's common stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The SAR expire on October 26, 2008.

In 1998, Urban Land of Nevada Inc. (Urban Land) (Note 10), the landlord of the property underlying the CGC, was granted 75,000 stock options. These options are exercisable at $4.00 per share through the year 2008. 10,000 of these options vested upon grant of the options, and 10,000 per year thereafter until fully vested.

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2005 and 2004 is presented below:


                                2005                         2004
                       -----------------------       ----------------------
                                      Weighted                     Weighted
                                      Average                      Average
                                      Exercise                     Exercise
                        Shares        Price          Shares        Price
                       -----------------------       ----------------------
Beginning of year      450,000        $   0.79       500,000       $  0.80
  Granted                 -              -              -            -
  Exercised               -              -              -            -
  Forfeited               -              -              -            -
  Expired              (50,000)          -           (50,000)        -
                       -----------------------       ----------------------
End of year            400,000        $   0.79       450,000       $  0.80
                       =======================       ======================
Exercisable at
end of year            400,000        $   0.79       445,000       $  0.76
                       =======================       ======================

The following table summarizes information about stock options outstanding at December 31, 2005:

                          Options Outstanding           Options Exercisable
                -------------------------------------   ---------------------

                                             Weighted                Weighted
                              Remaining      Average                 Average
Exercise        Number        Contractual    Exercise   Number       Exercise
Price           Outstanding   Life (Years)   Price      Exercisable  Price
--------        -----------  -------------   ---------  -----------  --------
$0.055            325,000        0.33                    325,000
$4.00              75,000        3.00                     75,000
                -----------                             ----------
                  400,000                     $ 0.79     400,000      $ 0.79
                ===========                             ===========

10.  LEGAL MATTERS

The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies has appealed the judgment, and it is currently pending before the Nevada Supreme Court (the "Court"). The Court is expected to hear arguments in the case in the spring of 2006. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 including the judgment, interest, and attorney's fees.

On May 31, 2005, Sierra SportService, Inc. the Company's tenant, who operated the restaurant in CGC, ceased operations. Sierra SportService filed a notice of default pertaining to the restaurant concession agreement and against all guarantors of that agreement. A settlement was reached on November 18, 2005 for a total amount of $800,000, of which the AASP paid $700,000 and the remaining $100,000 was paid by AAGC, which is 65% owned by the Company. The funds used to make these payments were borrowed from ANR, LLC, an entity owned by Andre K. Agassi and Perry Craig Rogers.

In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company and claims against other parties in the arbitration proceeding. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The counterclaims and other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. Urban Land is seeking damages and other relief under various claims.

On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. It is expected that the issues in the notice of default will be included in the above arbitration proceeding.

The Company is involved in certain other litigation as both plaintiff and defendant related to its business activities. Management, based upon consultation with legal counsel, does not believe that the resolution of these and the forgoing matters will have a material adverse effect, if any, upon the Company. Accordingly, no provision has been made for any estimated losses in connection with such matters.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     ALL-AMERICAN SPORTPARK, INC.



Dated: April 17, 2006                By:/s/ Ronald S. Boreta
                                        Ronald S. Boreta, Chief Executive
                                        Officer (Principal Executive Officer
                                        and Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                     TITLE                        DATE


/s/ Vaso Boreta               Chairman of the Board           April 17, 2006
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief                April 17, 2006
Ronald S. Boreta              Executive Officer),
                              Treasurer (Principal
                              Financial Officer)
                              and Director



/s/ Ronald S. Rosburg         Director                        April 17, 2006
Robert S. Rosburg




______________________        Director
William Kilmer