Form 10QSB
period 2006-03-31
ALL AMERICAN SPORTPARK INC
filed 2006-05-22
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2006




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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
                            Yes [X]          No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes  [ ] No   [X]

As of March 31, 2006 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]




                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2006 (unaudited) and December 31, 2005          3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2006 and 2005 (unaudited)    4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2006 and 2005 (unaudited)    5

         Notes to Consolidated Financial Statements (unaudited)    6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..................................      8

Item 3.  Controls and Procedures .............................    11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     12

Item 2.  Changes in Securities ..............................     12

Item 3.  Defaults Upon Senior Securities ....................     12

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     12

Item 5.  Other Information ..................................     12

Item 6.  Exhibits ...........................................     12

SIGNATURES ..................................................     13

















                                     2



                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2006 AND DECEMBER 31, 2005
ASSETS
                                                2006            2005
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $    23,961    $    14,164
  Accounts receivable                              5,025          2,664
  Prepaid expenses                                20,750         27,363
                                             -----------    -----------
     Total current assets                         49,736         44,191

Leasehold improvements and equipment, net        952,432        971,010
Other assets                                     125,000        125,000
                                             -----------    -----------
     Total assets                            $ 1,127,168    $ 1,140,201
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of long-term debt          $    81,865    $    79,944
  Current portion of notes payable to
   related entities                            1,410,156      1,410,156
  Interest payable to related entities           384,905        206,035
  Accounts payable and accrued expenses          237,022        223,335
                                             -----------    -----------
     Total current liabilities                 2,113,948      1,919,470

Notes payable to related entities, net of
  current portion                              3,766,998      3,776,441
Interest payable to related entities           1,750,828      1,809,790
Due to related entities                          801,420        720,206
Long-term debt, net of current portion           138,228        159,437
                                             -----------    -----------
     Total liabilities                         8,571,422      8,385,344
                                             -----------    -----------
Minority interest in subsidiary                  131,444        160,089
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at September 30, 2004,
   and December 31, 2003, respectively             3,400          3,400
  Additional paid-in capital                  13,306,875     13,306,875
  Accumulated deficit                        (20,885,973)   (20,715,507)
                                             -----------    -----------
     Total shareholders' equity deficiency    (7,575,698)    (7,405,232)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $ 1,127,168    $ 1,140,201
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                      3



                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                 (UNAUDITED)

                                                 2006          2005
                                             -----------    -----------

Revenues                                     $   546,405    $   542,499
Cost of revenues                                 144,342        110,911
                                             -----------    -----------

     Gross profit                                402,063        431,588
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative           456,973        438,100
   Depreciation and amortization                  18,578         16,079
                                             -----------    -----------
     Total operating expenses                    475,551        454,179
                                             -----------    -----------

Operating loss                                   (73,488)       (22,591)

Other income (expense):
   Interest expense, net                        (125,620)      (119,139)
   Gain on extinguishment of debt                   -
   Other income                                     -             6,621
                                             -----------    -----------
     Loss before minority
      interest                                  (199,108)      (135,109)

Minority interest                                 28,642          1,011
                                             -----------    -----------
Net loss (loss)                              $  (170,466)   $  (134,098)
                                             ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.05)   $    (0.04)
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)

                                                 2006           2005
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  (170,466)   $  (134,098)
   Adjustment to reconcile net income
    (loss) to net cash provided by
      operating activities:
   Minority interest                             (28,642)        (1,011)
   Depreciation and amortization                  18,578         16,079
 Changes in operating assets and
    liabilities:
     Decrease in accounts receivable              (2,361)        (5,969)
     Prepaid expenses and other assets             6,613       (140,228)
     Increase (decrease) in accounts payable
      and accrued expenses                        13,687        (44,135)
     Increase in interest payable to
      related entities                           119,906         95,337
     Increase (decrease) in deferred income         -           (13,104)
                                             -----------    -----------
       Net cash provided by
        operating activities                     (42,685)      (227,129)
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital asset expenditures                        -              -
                                             -----------    -----------
       Net cash used in
       investing activities                         -              -
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to
   related entities                               81,214        214,948
  Proceeds from notes payable to
   related entities                                 -            55,000
  Principal payments on notes payable
    to related entities                           (9,444)        (8,821)
  Principal payments on notes payable            (19,288)       (17,552)
                                             -----------    -----------
       Net cash provided by (used in)
        financing activities                      52,482        243,575
                                             -----------    -----------
NET (DECREASE) INCREASE IN CASH                    9,797         16,446

CASH, beginning of period                         14,164          6,125
                                             -----------    -----------
CASH, end of period                          $    23,961    $    22,571
                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $    7,115     $    26,058
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

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, and results of operations and cash flows of the Company at March 31, 2006 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, from which the December 31, 2005, audited balance sheet information was derived.

The Company's operations consist of the Callaway Golf Center located on 42 acres of land on the south end of the Las Vegas "Strip".

2.  LOSS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share was 3,400,000 for the three-month periods ended March 31, 2006 and 2005.

3.  LEASES

The land underlying the Callaway Golf Center is leased by AAGC. The lease expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The lease has a corporate guarantee by AASP.

4.  RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with (a) an entity owned by the Company Chairman that operates two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and, (b) two other golf retail stores, both named Saint Andrews Golf Shop ("SAGS"), owned by the

Company's President and his brother. During the three months ended March 31, 2006, related party transactions consisted primarily of allocated administrative and accounting payroll and employee benefits based on an annual review of the personnel time expended for each entity and debt related transactions. Amounts allocated these related parties by the Company were $10,953 and $10,905 for the three months ended March 31, 2006 and 2005, respectively. There were no additional debt issues made to the company from related entities for the period. Related party interest expense was $119,900 for the three months ended March 31, 2006.

5.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of March 31, 2006, the Company had a working capital deficit of $2,064,212 and a shareholders' equity deficiency of $7,575,698. CGC has generated positive cash flow since 1998. However, this positive cash flow, which has diminished in the current period, has been used to fund corporate overhead that is in place in support of the CGC and public company operations, and there is no assurance that it will continue.

Management believes that its operations, and existing cash balances as of March 31, 2006 may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

OVERVIEW

The Company's operations consist of the managing and operating the Callaway Golf Center ("CGC"). The CGC includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two spaces that have been leased to tenants. One of the spaces is occupied by an affiliated retail store. The other space was for a restaurant and bar that was unoccupied as of the beginning of 2006. A lease was signed with a new tenant on January 25, 2006 and the restaurant re-opened in February 2006. The lease is for one year and there is an option to extend the lease after one year for additional four year term through 2011.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended March 31, 2006 increased $3,906 to $546,405 from $542,499 reported for the three months ended March 31, 2005. The increase in revenue is due a higher rental and golf lesson revenues offset by a decrease in tenant revenues. Green fees decreased by $11,615 to $178,260 in 2006 from $189,875 in 2005 as a result of weekend rates not being charged throughout the quarter because the golf course was under repairs. The lower green fees were offset by higher golf cart and club rentals. Golf cart rental increased by $6,089 from $43,410 in 2006 to $37,321 in 2005 due to an increase in the rental rates. Club rentals revenue also increased by $5,498 to $29,304 from $23,807 due to higher rental rates in 2006 compared to 2005. Group activities revenue increased by $2,641 due primarily to a local university conducted golf lessons at the CGC facilities in 2006. Golf lesson revenue increased $2,053 to $46,975 in 2006 from $44,922 in 2005. Driving range revenue remains consistent at $192,062 and $191,367 for the three months ended 2006 and 2005 respectively. Merchandise sales were $1,239 for the three months ended March 31, 2006 as the CGC sold snacks during the closure of the restaurant at the beginning of 2006. Tenant revenue decreased by $2,700 to $47,312 in 2006 from $50,124 in 2005 due to the new tenant not occupying the restaurant space until the end of February.

COST OF REVENUES. Cost of revenues consist mainly of commissions paid to the golf instructors, the payroll and benefits paid expenses of the CGC staff, cost of merchandise sold and operating supplies. Costs of revenues increased by $33,431 to $144,342 in 2006 as compared to $110,911 in 2005. Cost of revenue as a percentage of revenues was 26.4% in 2006 as compared to 20.4% in 2005. The increase is primarily due to increase of $21,271 in golf operating supplies to $23,450 from $2,179 in golf operating supplies for the purchase of range balls, range mats, and other miscellaneous operating supplies for the driving range. Payroll and benefits for range park services increased by $10,176 primarily due to the addition of a supervisor for the staff.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased by $18,873 or 2.2% to $456,973 as compared to $438,100 in 2005. Lease expense increased an additional $9,950 to $109,471 from $99,521 in 2005 for the land that the CGC is located. The lease contains provision to periodically raise the minimum rent by 10% and the rent was increased starting in September 2005. The Company is protesting the rent increase and the matter is currently under litigation. Administrative salaries and payroll taxes were $25,116 in 2006 compared to $14,624 in 2005 or $10,492 higher because the payroll expense for the first three months of 2005 did not have the salary for the Company's controller for the entire three months of 2005 as the position was not occupied from the start of the quarter until mid-February. Legal and audit fees increased 22,642 in 2006 compared to 2005. This was offset by no bad debt expense in 2006 compared to $24,764 in 2005 related to the Sports Entertainment Enterprises, Inc. sale on February 7, 2005. The Company received 10,000 shares of Sports Entertainment Enterprises, Inc. (CKX) stock as compensation for the debt owed. The stock was valued at $125,000. Additional amounts owed to the Company for 2005 were written off in the first quarter of 2005.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. For the three months ended March 2005 the company had other income of $6,621 from insurance proceeds. Interest expense increased to $125,620 for the three months ended March 31, 2006 from $119,139 for the three months ended March 31, 2005 due to borrowing of additional funds from an affiliated store of $445,000 during 2005 offset by forgiveness of debt of $350,000 at the end of 2005.

NET LOSS. The net loss before minority interest is $199,108 as compared to net loss of $135,109 in 2005. The difference of $71,973 is due to increased in cost of revenues, selling, general and administrative expenses and a net increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had a working capital deficit of $2,061,212 as compared to a working capital deficit of $1,875,279 at December 31, 2005. The CGC has generated positive cash flow since 1998. However, this positive cash flow has been used to fund corporate overhead that is in place in support of the CGC and public company operations. There is no assurance that it will continue to provide positive cash flow.

Management believes that the CGC operations and existing cash balances as of March 31, 2006, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2005, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2006, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in internal control over financial reporting that occurred during the first quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies has appealed the judgment, and it is currently pending before the Nevada Supreme "Court". The Court is expected to hear arguments in the case in summer of 2006. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 including the judgment, interest, and attorney's fees.

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

On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. It is expected that the issues in the notice of default will be included in the above arbitration proceeding. The company is also disputing the rent increase under the ground lease. Legal counsel has been hired and has advised the company to pay all amounts due pending litigation. The company has paid all amounts due as of May 22, 2006.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: May 22, 2006
                                  By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer (Principal
                                     Executive Officer) and Treasurer
                                     (Principal Financial Officer)