Form 10KSB/A
period 2004-12-31
ALL AMERICAN SPORTPARK INC
filed 2006-06-16
CIK 930245

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

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

EXPLANATORY NOTE: This amendment is being filed to include a revised report of the Company's independent registered public accounting firm and to file the consent of independent registered public accounting firm relating to that report as an exhibit.


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

As discussed, in Note 1e to the consolidated financial statements, the Company's consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity deficiency and cash flows for the years then ended have been restated.

PIERCY BOWLER TAYLOR & KERN
/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 25, 2005, except for Note 1e as to which the date is April 5, 2006

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                         2004          2003
                                                      (restated)    (restated)
                                                     -----------   -----------
ASSETS

Current assets:
  Cash                                               $     6,125   $    17,521
  Accounts receivable                                        902        23,696
  Prepaid expenses and other                              11,626        16,278
                                                     -----------   -----------
                                                          18,653        57,495

Leasehold improvements and
  equipment, net of accumulated
  depreciation                                         1,034,033       808,112
Other assets                                               1,367         3,872
                                                     -----------   -----------
                                                     $ 1,054,053   $   869,479
                                                     ===========   ===========







The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)


                                                         2004          2003
                                                      (restated)    (restated)
                                                     -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related parties                                   $   385,896   $   500,000
  Current portion of other long-term debt                 72,760        66,210
  Interest payable to related parties                    232,690       230,983
  Accounts payable and accrued expenses                  199,287       311,720
                                                     -----------   -----------
                                                         890,633     1,108,913

Notes payable to related parties,
  net of current portion                               3,999,299     3,713,473
Other long-term debt, net of current portion             239,381       312,141
Interest payable to related parties                    1,525,044     1,384,720
Due to related parties                                   344,425       359,917
Deferred income                                           13,104         1,500
                                                     -----------   -----------
                                                       7,011,886     6,880,664
                                                     -----------   -----------

Minority interest in subsidiary                          411,508       435,527
                                                     -----------   -----------

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                             -             -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at December 31,
   2004 and 2003, respectively                             3,400         3,400
  Additional paid-in capital                          12,689,185    12,019,298
  Accumulated deficit                                (19,061,926)  (18,469,410)
                                                     -----------   -----------

                                                      (6,369,341)   (6,446,712)
                                                     -----------   -----------

                                                     $ 1,054,053   $   869,479
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


                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                        ADDITIONAL
                           COMMON        PAID-IN       ACCUMULATED
                           STOCK         CAPITAL         DEFICIT          TOTAL
                        ------------   ------------    ------------    ------------
Balances,
January 1, 2003
As previously
reported                $      3,400   $ 11,462,882    $(18,250,418)   $ (6,784,136)
Adjustment                   239,425       (239,425)
                        ------------   ------------    ------------    ------------
As restated             $      3,400   $ 11,702,307    $(18,489,843)   $ (6,784,136)

Capital contributions
in the form of
debt extinguishment                -        316,991               -         316,991

Net income                         -              -          20,433          20,433
                        ------------   ------------    ------------    ------------
Balances,
December 31,
2003 (restated)                3,400     12,019,298     (18,469,410)     (6,446,712)

Capital contributions
in the form of
debt extinguishment                -        669,887               -         669,887

Net loss                           -              -        (592,516)       (592,516)
                        ------------   ------------    ------------    ------------
Balances,
December 31,
2004 (restated)         $      3,400   $ 12,689,185    $(19,061,926)   $ (6,369,341)
                        ============   ============    ============    ============




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

The following table provides additional details regarding the changes to the income statement for 2004:

                                          As previously    As restated       Change
                                            reported
                                          ------------    ------------    ------------
Revenues                                  $  2,168,802    $  2,168,802    $          -
Cost of revenues                               505,555         505,555               -
                                          ------------    ------------    ------------
                                             1,663,247       1,663,247               -
                                          ------------    ------------    ------------

Operating expenses:
  Selling, general & administrative:
    Land lease expense                               -         398,085         398,085
    Landscape maintenance                            -         361,172         361,172
    Payroll, taxes and benefits                      -         346,553         346,553
    Utilities and telephone                          -         304,931         304,931
    Other                                    1,978,385         567,644      (1,410,741)
                                          ------------    ------------    ------------
                                             1,978,385       1,978,385               -
Depreciation and amortization                   71,154          71,154               -
                                          ------------    ------------    ------------
                                             2,049,539       2,049,539               -
                                          ------------    ------------    ------------

Operating loss                                (386,292)       (386,292)              -

Interest income                                      -          16,157          16,157
Interest expense                              (483,792)       (499,949)        (16,157)
Gain on extinguishment of debt                 669,887               -        (669,887)
Other income                                   253,549         254,703           1,154
Other expense                                        -           1,154          (1,154)
                                          ------------    ------------    ------------
     Income (loss) before
      Minority interest                         53,352        (616,535)       (669,887)

Minority interest (income) loss
 of subsidiary                                  24,019          24,019               -
                                          ------------    ------------    ------------
Net income (loss)                         $     77,371    $   (592,516)   $   (669,887)
                                          ============    ============    ============

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                        $       0.02    $      (0.17)   $      (0.19)
                                          ============    ============    ============



The following table provides details regarding the changes to the balance sheet for 2004:

                                          As previously    As restated       Change
                                            reported
                                          ------------    ------------    ------------
ASSETS

Current assets:
  Cash                                    $      6,125    $      6,125    $          -
  Accounts receivable                              902             902               -
  Prepaid expenses and other                    11,626          11,626               -
                                          ------------    ------------    ------------
                                                18,653          18,653               -

Leasehold improvements and
  equipment, net of accumulated
  depreciation                               1,034,033       1,034,033               -
Due from related partities                     296,131               -        (296,131)
Other assets                                     1,367           1,367               -
                                          ------------    ------------    ------------
                                          $  1,350,184    $  1,054,053    $   (296,131)
                                          ============    ============    ============

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties             $    350,000    $    385,896    $     35,896
  Current portion of other
   long-term debt                              108,656          72,760         (35,896)
  Interest payable to related
   parties                                     232,690         232,690               -
  Accounts payable and
   accrued expenses                            199,287         199,287               -
                                          ------------    ------------    ------------
                                               890,633         890,633               -

Notes payable to related parties,
 net of current portion                      3,999,299       3,999,299               -
Other long-term debt, net of
 current portion                               239,381         239,381               -
Interest payable to related parties          1,525,044       1,525,044               -
Due to related parties                         640,556         344,425         296,131
Deferred income                                 13,104          13,104               -
                                          ------------    ------------    ------------
                                             7,308,017       7,011,866         296,131
                                          ------------    ------------    ------------

Minority interest in subsidiary                411,508         411,508               -
                                          ------------    ------------    ------------




Shareholders' equity deficiency:

  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -               -               -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2004              3,400           3,400               -
  Additional paid-in capital                11,462,882      12,689,185       1,226,303
  Accumulated deficit                      (17,835,623)    (19,061,926)     (1,226,303)
                                          ------------    ------------    ------------

                                            (6,369,341)     (6,369,341)              -
                                          ------------    ------------    ------------

                                          $  1,350,184    $  1,054,053    $    296,131
                                          ============    ============    ============

The following table provides additional details regarding the changes to the income statement for 2003:

                                          As previously    As restated       Change
                                            reported
                                          ------------    ------------    ------------

Revenues                                  $  2,218,617    $  2,214,675    $     (3,942)
Cost of revenues                               347,301         342,050          (5,251)
                                          ------------    ------------    ------------
                                             1,871,316       1,872,625           1,309
                                          ------------    ------------    ------------
Operating expenses:
  Selling, general & administrative:
    Land lease expense                               -         397,901         397,901
    Landscape maintenance                            -         364,230         364,230
    Payroll, taxes and benefits                      -         416,592         416,592
    Utilities and telephone                          -         255,693         255,693
    Other                                    2,041,668         612,503      (1,429,165)
                                          ------------    ------------    ------------
                                             2,041,668       2,046,919           5,251
Depreciation and amortization                   67,903          67,905               2
                                          ------------    ------------    ------------
                                             2,109,571       2,114,824           5,253
                                          ------------    ------------    ------------

Operating loss                                (238,255)       (242,199)         (3,944)

Interest income                                      -           7,148           7,148
Interest expense                              (470,895)       (478,040)         (7,145)
Gain on extinguishment of debt                 316,991               -        (316,991)
Other income                                   880,000         883,941           3,941
                                          ------------    ------------    ------------
     Income (loss) before
      Minority interest                        487,841         170,850        (316,991)

Minority interest (income) loss
 of subsidiary                                (150,417)       (150,417)              -
                                          ------------    ------------    ------------
Net income (loss)                         $    337,424    $     20,433    $   (316,991)
                                          ============    ============    ============
NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                        $       0.10    $       0.01    $      (0.09)
                                          ============    ============    ============




The following table provides details regarding the changes to the balance sheet for 2003:

                                          As previously    As restated       Change
                                            reported
                                          ------------    ------------    ------------
ASSETS

Current assets:
  Cash                                    $     17,521    $     17,521    $          -
  Accounts receivable                           23,696          23,696               -
  Prepaid expenses and other                    16,278          16,278               -
                                          ------------    ------------    ------------
                                                57,495          57,495               -
Leasehold improvements and
  equipment, net of accumulated
  depreciation                                 808,112         808,112               -
Due from related parties                       242,596               -        (242,596)
Other assets                                     3,872           3,872               -
                                          ------------    ------------    ------------
                                          $  1,112,075    $    869,479    $   (242,596)
                                          ============    ============    ============

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties             $    500,000    $    500,000    $          -
  Current portion of other
   long-term debt                               66,210          66,210               -
  Interest payable to related
   parties                                     230,983         230,983               -
  Accounts payable and
   accrued expenses                            311,720         311,720               -
                                          ------------    ------------    ------------
                                             1,108,913       1,108,913               -

Notes payable to related parties,
 net of current portion                      3,713,473       3,713,473               -
Other long-term debt, net of
 current portion                               312,141         312,141               -
Interest payable to related parties          1,384,720       1,384,720               -
Due to related parties                         602,513         359,917         242,596
Deferred income                                  1,500           1,500               -
                                          ------------    ------------    ------------
                                             7,123,260       6,880,664         242,596
                                          ------------    ------------    ------------

Minority interest in subsidiary                435,527         435,527               -
                                          ------------    ------------    ------------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -               -               -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2004              3,400           3,400               -
  Additional paid-in capital                11,462,882      12,019,298         556,416
  Accumulated deficit                      (17,912,994)    (18,469,410)       (556,416)
                                          ------------    ------------    ------------
                                            (6,446,712)     (6,369,341)              -
                                          ------------    ------------    ------------
                                          $  1,112,075    $    869,479    $    242,596
                                          ============    ============    ============

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

Aggregate maturities of related party notes payable for the five years subsequent to December 31, 2004 are as follows:


             2005       $    385,896
             2006            258,528
             2007            151,353
             2008          3,037,446
             2009                  -
             Thereafter      551,972
                        ------------
                        $  4,385,195
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

The Company is obligated under various other non-cancelable operating leases for equipment that expire over the next two years.

At December 31, 2004, minimum future lease payments under non-cancelable operating leases are as follows:

                     2005                 $   462,602
                     2006                     412,503
                     2007                     399,892
                     2008                     398,077
                     2009                     398,077
                     Thereafter               696,635
                                          -----------
                     Total                $ 2,767,786
                                          ===========

Total rent expense for operating leases was $440,448 for 2004 and $432,613 for 2003.

8.  INCOME TAXES

Income tax expense (benefit) consist of the following:

                                            2004           2003
                                        -----------    -----------
    Current                             $    29,253    $    73,013
    Deferred                                (29,253)       (73,013)
                                        -----------    -----------
                                        $         -    $         -
                                        ===========    ===========

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                            2004           2003
                                        -----------    -----------
Deferred tax liabilities:
  Temporary differences related to:
  Depreciation                          $  (239,316)   $  (209,088)
  Minority interest                        (139,913)       (87,209)
Deferred tax assets:
  Net operating loss carryforward         5,788,234      5,733,181
  Related party interest                    597,063        548,966
  Deferred income                             4,455            510
  Other                                       2,107          3,016
                                        -----------    -----------
Net deferred tax asset before
 valuation allowance                      6,012,630      5,989,376
  Valuation allowance                    (6,012,630)    (5,989,376)
                                        -----------    -----------
Net deferred tax asset                  $         -    $         -
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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                       YEARS ENDED DECEMBER 31,
                                         2004            2003
                                     ------------    ------------
Net income (loss)
    As reported                      $   (592,516)   $     20,433
    Pro forma                            (592,516)         20,433

Basic and diluted net income (loss)
 per share
    As reported                             (0.17)           0.01
    Pro forma                               (0.17)           0.01


A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2004 and 2003 is presented below:

                                2004                         2003
                       -----------------------       ----------------------
                                      Weighted                     Weighted
                                      Average                      Average
                                      Exercise                     Exercise
                        Shares        Price           Shares       Price
                       -----------------------       ----------------------
Beginning of year      500,000        $   0.80       500,000       $   0.78
  Granted                 -              -              -             -
  Exercised               -              -              -             -
  Forfeited               -              -              -             -
  Expired              (50,000)          -              -             -
                       -----------------------       ----------------------
End of year            450,000        $   0.80       500,000       $   0.78
                       =======================       ======================
Exercisable at
end of year            495,000        $   0.76       485,000       $   0.78
                       =======================       ======================
Weighted average fair
 value of options
 granted                              $   0.05                     $   0.05
                       =======================       ======================

The following table summarizes information about stock options outstanding at December 31, 2004:

                      Options Outstanding              Options Exercisable
             -------------------------------------   ----------------------

                                          Weighted                 Weighted
                           Remaining      Average                  Average
Exercise     Number        Contractual    Exercise   Number        Exercise
Price        Outstanding   Life (Years)   Price      Exercisable   Price
--------     -----------   ------------   --------   -----------   --------
$0.055         325,000        1.33                     325,000
$0.8125         50,000        0.25                      50,000
$4.00           75,000        4.00                      70,000
             -----------                             -----------
               450,000                     $ 0.80      445,000      $ 0.76
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

                                    ALL-AMERICAN SPORTPARK, INC.



Dated: June 15, 2006                By: /s/ Ronald S. Boreta
                                        Ronald S. Boreta, Chief Executive
                                        Officer (Principal Executive Officer)
                                        and Principal Financial and
                                        Accounting Officer