Form 10QSB
period 2006-06-30
ALL AMERICAN SPORTPARK INC
filed 2006-08-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006




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

As of June 30, 2006 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         June 30, 2006 (unaudited) and December 31, 2005......     3

         Consolidated Statements of Operations
         Three Months Ended June 30, 2006 and 2005 (unaudited)     4

         Consolidated Statements of Operations
         Six Months Ended June 30, 2006 and 2005 (unaudited)..     5

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2006 and 2005 (unaudited)..     6

         Notes to Consolidated Financial Statements (unaudited)    7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ...................................     9

Item 3.  Controls and Procedures ............................     12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     13

Item 2.  Changes in Securities ..............................     14

Item 3.  Defaults Upon Senior Securities ....................     14

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     14

Item 5.  Other Information ..................................     14

Item 6.  Exhibits and Reports on Form 8-K ...................     14

SIGNATURES ..................................................     14

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005

                                     ASSETS

                                                      2006            2005
                                                  ------------    ------------
                                                   (Unaudited)
Current assets:
  Cash                                            $     34,682    $     14,164
  Accounts receivable                                      382           2,664
  Prepaid expenses and other                             9,829          27,363
                                                  ------------    ------------
     Total current assets                               44,893          44,191

Leasehold improvements and equipment, net              934,053         971,010
Other assets                                           125,000         125,000
                                                  ------------    ------------
     Total assets                                 $  1,103,946       1,140,201
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related entities                               $  1,410,156    $  1,410,156
  Current portion of other long-term debt               83,819          79,944
  Interest payable to related entities                 423,246         206,035
  Accounts payable and accrued expenses                288,216         223,335
                                                  ------------    ------------
     Total current liabilities                       2,205,437       1,919,470

Notes payable to related entities, net of
  current portion                                    3,766,998       3,776,441
Interest payable to related entities                 1,831,914       1,809,790
Due to related entities                                850,096         720,206
Long-term debt, net of current portion                 116,526         159,437
                                                  ------------    ------------
     Total liabilities                               8,770,971       8,385,344
                                                  ------------    ------------
Minority interest in subsidiary                        100,363         160,089
                                                  ------------    ------------

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                        --              --
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at June 30, 2006,
   and December 31, 2005, respectively                   3,400           3,400
  Additional paid-in capital                        13,306,875      13,306,875
  Accumulated deficit                              (21,077,663)    (20,715,507)
                                                  ------------    ------------
     Total shareholders' equity deficiency          (7,767,388)     (7,405,232)
                                                  ------------    ------------

Total liabilities and shareholders'
 equity deficiency                                $  1,103,946    $  1,140,201
                                                  ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (UNAUDITED)

                                                   2006          2005
                                                ----------    ----------

Revenues                                        $  654,450    $  638,173
Cost of revenues, excluding depreciation           162,850       141,181
                                                ----------    ----------

     Gross profit                                  491,600       496,992
                                                ----------    ----------

Operating expenses:

   Selling, general and administrative             571,295       522,483
   Depreciation and amortization                    18,379        16,129
                                                ----------    ----------
     Total operating expenses                      589,674       538,612
                                                ----------    ----------

Operating loss                                     (98,074)      (41,620)

Other income (expense):
   Interest income
   Interest expense                              ((124,696)    ((122,363)
   Other income                                       --           1,000
                                                ----------    ----------
     Loss before minority
      interest                                    (222,770)     (162,983)

Minority interest                                   31,080        16,764
                                                ----------    ----------
Net(loss)                                       $ (191,690)   $ (146,219)
                                                ==========    ==========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                     $    (0.06)   $    (0.04)
                                                ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)



                                               2006           2005
                                           -----------    -----------

Revenues                                   $ 1,200,855    $ 1,180,672
Cost of revenues, excluding depreciation       307,192        252,092
                                           -----------    -----------

     Gross profit                              893,663        928,580
                                           -----------    -----------

Operating expenses:

   Selling, general and administrative       1,028,268        960,584
   Depreciation and amortization                36,957         32,208
                                           -----------    -----------
     Total operating expenses                1,065,225        992,792
                                           -----------    -----------

Operating loss                                (171,562)       (64,212)

Other income (expense):
   Interest income                                --            2,256
   Interest expense                           (250,317)      (243,757)
   Other income                                   --            8,394
   Other expense                                  --             (773)
                                           -----------    -----------
     Loss before minority
      interest                                (421,878)      (298,092)

Minority interest                               59,723         17,775
                                           -----------    -----------
Net loss (loss)                            $  (362,156)   $  (280,317)
                                           ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                $     (0.11)   $     (0.08)
                                           ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                 2006          2005
                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                  $ (362,156)   $ (280,317)
   Adjustment to reconcile net (loss)
     to net cash provided by
     operating activities:
   Decrease in minority interest                 (59,725)      (17,776)
   Depreciation and amortization                  36,957        32,208
   Changes in operating assets and
    liabilities:
     (Increase) decrease in accounts               2,282          (681)
            receivable
     (Increase) decrease prepaid expenses
       and other                                  17,534      (132,265)
     Increase in accounts payable and
      accrued expenses                            64,880        21,320
     Increase in interest payable to
      related entities                           239,337       227,861
     Decrease in deferred expense                   --         (13,104)
                                              ----------    ----------
       Net cash used in
        operating activities                     (60,891)     (162,754)
                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of capital assets              --            --
  Capital asset expenditures                        --            --
                                              ----------    ----------
       Net cash used in
       investing activities                         --            --
                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to
   related entities                                 --          55,000
  Principal payments on notes payable
    to related entities                           (9,444)      (14,506)
  Principal payments on other notes payable      (39,037)      (35,522)
  Increase (decrease) in due to
   related entities                              129,890       225,172
                                              ----------    ----------
Net cash provided by financing
        activities                                81,409       230,144
                                              ----------    ----------
NET (DECREASE) INCREASE IN CASH                   20,518        67,390

CASH, beginning of period                         14,164         6,125
                                              ----------    ----------
CASH, end of period                           $   34,682    $   73,515
                                              ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                      $   10,963    $   15,717
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

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2006 and for all prior periods presented.

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

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic and diluted loss per share were 3,400,000 for the three-month and six-month periods ended June 30, 2006 and 2005.

3.  RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada, (the "Paradise Store" and "Rainbow Store"), (b) three golf retail stores, two are named Saint Andrews Golf Shop ("SAGS")and one is a Las Vegas Golf and Tennis, owned by the Company's President and his brother, and Sports Entertainment Enterprises, Inc. until February 2005. Administrative/accounting payroll and employee benefits are allocated based on an annual review the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $22,404 and $25,000 for the six-months ended June 30, 2006 and 2005, respectively. There were no additional debt issues made to the company from related entities for the period. Related party interest expense was $119,453 and $239,353 for the three and six months periods ending June 30, 2006 respectively.

4.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of June 30, 2006, the Company had a working capital deficit of $2,160,544 and a shareholders' equity deficiency of $7,767,388. CGC has generated positive cash flow before corporate overhead that is in place to support of the CGC and public company operations and interest expense. However, this positive cash flow has diminished in 2006 and there is no assurance that it will continue.

Management believes that its operations, and existing cash balances as of June 30, 2006 may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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


5.  RECLASSIFCATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related notes included in this report.

OVERVIEW

The Company's operations consist of the management and operation of the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two sub-leased spaces. The first is occupied by the Saint Andrews Golf Shop retail store. The other space was for a restaurant and bar that was unoccupied until May 31, 2005. A lease was signed with a new tenant on January 25, 2006 and the restaurant re-opened in February 2006. The lease is for one year and there is an option to extend the lease after one year for an additional four-year term through 2011.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended June 30, 2006 increased $16,277 or 2.6% to $654,450 from $638,173 reported for the three months ended June 30, 2005. The increase in revenues is attributed to increased golf lesson fees, cart rentals and golf league fees. The golf lesson fees increased by $20,752 to $80,550 in 2006 compared to $59,798 in 2005 because of an upgrade in the golf pros and supervision. Golf cart rental revenue increased by $9,325 to $60,895 in 2006 from $51,570 in 2005 due to a increase in rental rates. The CGC marketed to golf leagues in 2006 and was able to attract several golf leagues. This resulted in an additional $8,981 in golf league revenues for the three months ended June 30, 2006. There was a decrease of $20,928 in golf course green fees because of unusually hot weather that occurred starting in May 2006. Golf course green fees decreased to $192,936 in 2006 from $213,864 in 2005. This decrease is due to unreasonably hot weather that resulted in a 25% decrease in green fees during mid-day hours in order to attract visitors to the golf course.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of ACG staff, and operating supplies. Cost of revenues increased by $21,669 or 15.4% to $162,850 from $141,181 for the same period in the prior year. Commissions paid to golf instructors increased $13,895 to $51,890 from $37,995 due to higher golf lesson fees above and addition of another instructor. The payroll and payroll taxes at the activities counter increased by $7,555 to $21,442 in 2006 from $13,887 in 2005 compared to last year due to the addition of assistant manager and addition of mid-shift cashier in the second quarter of 2006.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased $48,812 or 9.3% to $571,295 from $522,483 for the three months ending June 30, 2006 and 2005 respectively. Audit and tax expense increased by $48,917 to $55,417 from $6,500 in the prior year. The increased expenses were related to the responding to SEC comment letters and a change of Company's public accounting firm that occurred in April 2006.

Lease expense increased by $9,952 to $109,471 in 2006 from $99,519 in 2005 for the land on which that the CGC is located. The lease contains provision to periodically raise the minimum rent by 10% and the rent was increased in September 2005. The Company is protesting the rent increase and the matter is currently in litigation. These increases were offset by a decrease in landscaping services of $11,520 to $92,795 from $104,315 for the same period last year due to the six months in 2005 reflecting a settlement with the Company's prior landscaper.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. For the three months ended June 30, 2006 there was little or no change from prior year.

NET LOSS. The net loss before minority interest for the three months ending June 30, 2006 is a net loss of $222,720 compared to a loss of $162,983 in the prior year. The difference of $59,787 is due to a lower margin and an increase in selling and general administrative expenses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the six months ended June 30, 2006 increased by $20,183 or 1.8% to $1,200,855 from $1,180,672 reported for the same period in 2005. This increase in revenues is due to golf cart rentals and golf lesson fees offset by lower green fees. The golf lesson fees increased by $22,805 to $127,525 in 2006 compared to $104,720 in 2005 because of the upgrade in the golf pros and supervision that occurred in March of 2006. Golf club rentals revenues increased due to a two-stage rate increase of 38 percent that raised revenues by $15,413 to $104,305 in 2006 from 88,892 in 2005. Golf club rental revenue also increased by $5,823 to $59,673 from $53,850 for three months ended 2006 and 2005. Golf activities revenue increased by $6,110 to $10,022 in 2006 from $3,912 in 2005 due to local university conducting local golf lessons in 2006. Offsetting these increases in revenues was a decrease in golf course green fees. Golf course green fees decreased to $371,196 in 2006 from $403,739 in 2005. This decrease is due to unreasonably hot weather that resulted in a 25% decrease in green fees during mid-day hours and lower rates charged to tourists. Driving range revenue remained consistent at $416,786 for the six months ended 2006 compared to $417,151 for the six months ended 2005.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of CGC staff, cost of merchandise sold and operating supplies. Cost of revenues increased by $55,100 or 21.9% to $307,192 from $252,092 for the same period of the prior year. Commissions paid to golf instructors increased $11,924 to $81,269 from $69,345 due to higher golf lesson fees mentioned above. The payroll and payroll taxes increased by $13,303 compared to last year due to the addition of assistant manager at the end of 2005 and addition of mid-shift cashier in the second quarter of 2006. Payroll and payroll taxes also increased by $14,433 as a result of the addition of a salaried supervisor in February 2006. Finally, golf operating supplies increased $20,685 due to the addition of range balls, range mats, and other operating supplies for the six months ended June 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased by $67,684 to $1,020,268 from $960,584 for the same period in the prior year. Of this increase the largest amount related to an increase in audit and tax frees of $55,417 to $61,917 from $6,500 in the prior year. The increased expenses were related to responding to SEC comment letters and a change of Company's registered public accounting firm that occurred in April 2006. Other increases include a $10,043 increase in administrative salaries and payroll taxes because payroll expense for the first six months of 2005 did not reflect a controller's salary for the first month and a half of 2005 as the position was not occupied until mid February 2005. Legal expenses increased by $18,411 from the same period last year due to the arbitration with Urban Land related to the settlement of Sierra SportService matter. Lease expense increased by $19,902 to $218,942 in 2006 from $199,051 in 2005 for the land on which the CGC is located. The lease contains provision to periodically raise the minimum rent by 10% and the rent was increased in September 2005. The Company is protesting the rent increase and the matter is currently in litigation. There was also an increase of $8,937 from $75,514 in 2006 to $66,577 in 2006 due to higher rates charged by the Las Vegas Water District. These increases were offset by a decrease in landscaping services of $17,622 from $185,604 to $203,226 for the same period last year due the six months in 2005 reflecting a settlement with the Company's prior landscaper. In addition, there was no bad debt expense in 2006 compared $24,764 in 2005 related to the Sports Entertainment Enterprises, Inc. sale on February 7, 2005. The company received 10,000 shares of Sports Entertainment Enterprises, Inc. (CKX) stock as compensation for the debt owed. Additional amounts owed to the Company were written off in the first quarter of 2005.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. For the six months ended June 30, 2005 the Company had other income of $8,394 related primarily to insurance proceeds. Interest expense increased $6,650 to $250,317 in 2006 compared to $243,757 in 2005 due to net increase in borrowing from related parties.

NET LOSS. The net loss before minority interest for the six months ending June 30, 2006 is $421,878 compared to a loss of $298,092 in the prior year. The difference of $123,786 is due to higher cost of revenues and selling and general administrative expenses, increased interest expense offset by the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had a working capital deficit of $2,160,544, as compared to a working capital deficit of $1,875,279 at December 31, 2005. The CGC has generated positive cash flow before corporate overhead and interest expense. There is no assurance that it will continue to provide positive cash flow.

Management believes that the CGC operations and existing cash balances as of June 30, 2006, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2005, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2006, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in internal control over financial reporting that occurred during the second quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: August 11, 2006
                                  By: /s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer(Principal
                                     Executive Officer) and Treasurer
                                     (Principal Financial Officer)