Form 10QSB
period 2006-09-30
ALL AMERICAN SPORTPARK INC
filed 2006-11-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2006


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

As of September 30, 2006 3,400,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]




                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2006 (unaudited) and December 31,
         2005 ................................................     3

         Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 2006 and 2005
         (unaudited) .........................................     4

         Condensed Consolidated Statements of Operations
         Nine Months Ended September 30, 2006 and 2005
         (unaudited) .........................................     5

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2006 and 2005
         (unaudited) .........................................     6

         Notes to Condensed Consolidated Financial Statements
          (unaudited) .........................................    7-8

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ...................................     9

Item 3.  Controls and Procedures ............................     13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     13

Item 2.  Changes in Securities ..............................     14

Item 3.  Defaults Upon Senior Securities ....................     14

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     14

Item 5.  Other Information ..................................     14

Item 6.  Exhibits and Reports on Form 8-K ...................     14

SIGNATURES ..................................................     15

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS

                                                2006            2005
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $    44,083    $    14,164
  Accounts receivable                              5,445          2,664
  Prepaid expenses and other                       7,109         27,363
                                             -----------    -----------
     Total current assets                         56,637         44,191

Leasehold improvements and equipment, net        915,693        971,010
Other assets                                        _           125,000
                                             -----------    -----------
     Total assets                            $   972,330     $1,140,201
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related entities                          $ 1,435,156    $ 1,410,156
  Current portion of other long-term debt         85,818         79,944
  Interest payable to related entities           462,412        206,035
  Accounts payable and accrued expenses          305,581        223,335
  Deferred Income                                  9,167           -
                                             -----------    -----------
     Total current liabilities                 2,298,134      1,919,470

Notes payable to related entities, net of
  current portion                              3,766,997      3,776,441
Interest payable to related entities           1,913,011      1,809,790
Due to related entities                          891,012        720,206
Long-term debt, net of current portion            94,308        159,437
                                             -----------    -----------
     Total liabilities                         8,963,462      8,385,344
                                             -----------    -----------
Minority interest in subsidiary                   33,003        160,089
                                             -----------    -----------
Shareholders'  equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                  -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,400,000 shares
   issued and outstanding at September 30, 2006,
   and December 31, 2005, respectively             3,400          3,400
  Additional paid-in capital                  13,306,875     13,306,875
  Accumulated deficit                        (21,334,410)   (20,715,507)
                                             -----------    -----------
     Total shareholders' equity deficiency    (8,024,135)    (7,405,232)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $   972,330    $ 1,140,201
                                             ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                 (UNAUDITED)

                                                 2006          2005
                                             -----------    -----------

Revenues                                       $ 502,121      $ 502,855
Cost of revenues, excluding depreciation         158,096        130,646
                                             -----------    -----------

     Gross profit                                344,025        372,209
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative           514,509        631,032
   Depreciation and amortization                  18,360         28,703
                                             -----------    -----------
     Total operating expenses                    532,869        659,735
                                             -----------    -----------

Operating loss                                  (188,844)      (287,526)

Other income (expense):
   Interest expense                             (125,041)      (124,942)
   Loss on stock sale                            (11,033)          -
   Other income (loss)                               812         (4,475)
                                             -----------    -----------
     Loss before minority interest              (324,106)      (416,943)

Minority interest                                 67,360        104,312
                                             -----------    -----------
Net loss                                     $  (256,746)   $  (312,631)
                                             ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.08)   $     (0.09)
                                             ===========    ===========












The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                 (UNAUDITED)


                                                 2006          2005
                                             -----------    -----------

Revenues                                     $ 1,702,976    $ 1,683,527
Cost of revenues, excluding depreciation         465,288        382,738
                                             -----------    -----------

     Gross profit                              1,237,688      1,300,789
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative         1,542,777      1,584,222
   Depreciation and amortization                  55,317         60,911
                                             -----------    -----------
     Total operating expenses                  1,598,094      1,645,133
                                             -----------    -----------

Operating loss                                  (360,406)      (344,344)

Other income (expense):
   Interest expense, net                        (375,359)      (366,443)
   Loss on stock sale                            (11,033)          -
   Other income (expense)                            812         (4,247)
                                             -----------    -----------
     Loss before minority interest              (745,986)      (715,034)

Minority interest                                127,083        122,087
                                             -----------     ----------
Net loss                                     $  (618,903)    $ (592,947)
                                             ===========     ==========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.18)    $    (0.17)
                                             ===========     ==========









The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)

                                                    2006            2005
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (618,903)   $  (592,947)
   Adjustment to reconcile net loss
     to net cash provided by
     operating activities:
   Decrease in minority interest                    (127,086)      (122,088)
   Depreciation and amortization                      55,317         60,911
   Loss on sale of capital assets                       -             4,475
   Loss on Disposal of stock                          11,033           -
   Bad Debts                                            -            24,764
   Changes in operating assets and liabilities:
     Increase in accounts receivable                  (2,781)        (6,459)
     (Increase) decrease prepaid expenses
       and other                                      20,254       (126,268)
     Increase in accounts payable and
      accrued expenses                                82,246         31,202
     Increase in interest payable to
      related entities                               359,598        345,914
     (Increase) decrease in deferred income            9,167        (13,104)
                                                 -----------    -----------
       Net cash used in operating activities        (211,155)      (393,600)
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of stock                    113,967           -
  Capital asset expenditures                            -           (32,100)
                                                 -----------    -----------
       Net cash provided by (used in)
        investing activities                         113,967        (32,100)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to
   related entities                                  100,000        283,606
  Principal payments on notes payable
    to related entities                              (84,444)       (24,328)
  Principal payments on other notes payable          (59,255)       (53,921)
  Increase (decrease) in due to related entities     170,806        264,415
                                                 -----------    -----------
Net cash provided by financing activities            127,107        469,772
                                                 -----------    -----------
NET (INCREASE IN CASH                                 29,919         44,072

CASH, beginning of period                             14,164          6,125
                                                 -----------    -----------
CASH, end of period                              $    44,083    $    50,197
                                                 ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                         $    15,745    $    22,786
                                                 ===========    ===========
  Cash paid for taxes                            $      -       $      -
                                                 ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                     6


                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of All-American SportPark, Inc. ("AASP" or the "Company"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC"), (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The operations of the Callaway Golf Center ("CGC") are included in AAGC.

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2006 and for all prior periods presented.

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

2.  INCOME (LOSS) PER SHARE AND SHAREHOLDER's EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic and diluted loss per share were 3,400,000 for the three-month and nine-month periods ended September 30, 2006 and 2005.

3.  RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada, (the "Paradise Store" and "Rainbow Store"), (b) three golf retail stores, two are named Saint Andrews Golf Shop ("SAGS") and one is a Las Vegas Golf and Tennis, owned by the Company's President and his brother, and Sports Entertainment Enterprises, Inc. until February 2005. Administrative/ accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $43,449 and $36,570 for the nine-months ended September 30, 2006 and 2005, respectively. During the third quarter three separate notes totaling $100,000 were issued from SAGS and each note had a maturity date of one year. These notes have been classified in the current portion of debt to related parties on the balance sheet. The Company made $75,000 in principal payments on these notes in the third quarter of 2006. Related party interest expense was $120,261 and $118,337 for the three months ended and $359,614 and $347,616 for the nine months ended September, 30, 2006 and 2005, respectively.

4.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of September 30, 2006, the Company had a working capital deficit of $2,241,497 and a shareholders' equity deficiency of $8,024,135. CGC has generated positive cash flow before corporate overhead that is in place for support of the CGC and public company operations. However, this positive cash flow has diminished in 2006 and there is no assurance that it will continue.

Management believes that its operations, and existing cash balances as of September 30, 2006 may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

OVERVIEW

The Company's operations consist of the management and operation of the Callaway Golf Center ("CGC"). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two sub-leased spaces. The first is occupied by the Saint Andrews Golf Shop retail store. The other space was for a restaurant and bar that was unoccupied from May 31, 2005 to early 2006. A lease was signed with a new tenant on January 25, 2006 and the restaurant re-opened in February 2006. The lease is for one year and there is an option to extend the lease after one year for an additional four-year term through 2011.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

REVENUES. Revenues of the CGC during the three months ended September 30, 2006 were consistent at $502,121 and $502,855 for the three months ended September 30, 2006 and 2005 respectively. Golf course green fees decreased by $23,087 to $116,587 during the three months ended September 30, 2006 from $139,674 during the same period in 2005. This was due to unusually hot weather in 2006 that caused the golf center to discount its green fees earlier than it had in the prior year. For the same reason there was a decrease of $6,599 in group activities revenues to $5,780 during the three months ended September 30, 2006 from $12,379 during the same period in 2005. Offsetting this decrease was an increase of $13,843 in driving range revenue to $192,670 during the three months ended September 30, 2006 from $178,827 during the three months ended September 30, 2005 because customers preferred to use the shaded driving range instead of the golf course. Golf cart rental revenue also increased by $13,541 to $57,989 during the three months ended September 30, 2006 from $44,448 during the same period in 2005 due to an increase in rental rates. In addition, there was $12,000 in restaurant rent during the three months ended September 30, 2006 as compared to no restaurant rent in the same period of 2005 since the restaurant was closed in May 2005 and did not reopen until the start of 2006. With the restaurant being open in 2006, merchandise sales decrease by $6,592 during the three months ended September 30, 2006 as compared to the same period in the prior year since the golf center could no longer sell candy bars and refreshments at the activities counter of the golf center.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of ACG staff, and operating supplies. Cost of revenues increased by $27,450, or 21.0%, to $158,096 during the three months ended September 30, 2006 as compared to $130,646 during the same period in the prior year. This increase is primarily due to an increase of $18,515 in golf operating supplies which resulted from the purchase of new golf balls for the driving range during the current period. The payroll and payroll taxes for the park services increased by $7,795 to $25,353 during the three months ended September 30, 2006 from $17,558 in during the same period last year due to the addition of a salaried manager in 2006.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses decreased $116,523, or 18.5%, to $514,509 for the three months ended September 30, 2006 as compared to $631,032 during the same period in 2005. Lease expense decreased by $126,971 from $236,442 during the three months ended September 30, 2005 to $109,471 during the three months ended September 30, 2006 as a payment was made in September 2005 to pay all unpaid incremental increases in rent for the land on which the CGC is located. The lease contains provision to periodically raise the minimum rent by 10%. The Company is protesting these rent increases and the matter is currently in litigation. This decrease was offset by an increase of $4,648 in repairs and maintenance for landscaping services as a result of installing new engines and making miscellaneous repairs on range carts. Salaries for graphics marketing increased by $3,583 as a result of hiring a graphic artist in the second quarter of 2006 to design advertising and other marketing materials.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. For the three months ended September 30, 2006 there was an $11,033 loss from the sale of 10,000 shares of CKx, Inc. stock that occurred in August 2006. There was no write-off of fixed assets in 2006 as there was in 2005 for the disposal of old nettings of $4,475.

NET LOSS. The net loss before minority interest for the three months ended September 30, 2006 is a net loss of $324,106 compared to a net loss of $416,943 in the same period of the prior year. The difference of $92,837 is primarily due to lower operating expenses from rent paid to the CGC's landlord offset by the increase in golf operating supplies.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

REVENUES. Revenues of the CGC during the nine months ended September 30, 2006 increased by $19,449 or 1.2% to $1,702,976 from $1,683,527 reported for the same period in 2005. Revenues increased due to higher golf cart rentals, golf lesson fees and driving range revenues offset by lower green fees. Golf cart rental revenue during the nine months ended September 30, 2006 increased by $28,954 to $162,294 from $133,340 during the same period last year due to an increase in price of cart rentals at the end of the second quarter of 2006. Golf lesson fees increased by $22,306 to $183,161 during the nine months ended September 30, 2006 compared to $160,855 in the same period of 2005 because of an upgrade in the golf professionals on staff and the addition of a golf pro to the staff. Driving range revenue increased by $13,477 to $609,455 during the nine months ended September 30, 2006 compared to $595,978 during the same period in 2005 due to the unusually hot weather in the third quarter of 2006 which resulted in customers preferring to use the shaded golf range instead of the golf course. Offsetting these increases in revenues was a decrease in golf course green fees. Golf course green fees decreased by $55,630 to $487,783 during the nine months ended September 30, 2006 from $543,413 during the nine months ended September 2005. This decrease is due to the hot weather that resulted in a 25% decrease in green fees during mid-day hours, and also as a result of the CGC distributing more coupons giving discounts to golfers. In addition, there was additional $19,064 in restaurant rent since the restaurant was closed in May 2005 and did not reopen until March 2006.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of CGC staff, cost of merchandise sold and operating supplies. Cost of revenues increased by $82,550, or 21.6%, to $465,288 during the nine months ended September 30, 2006 from $382,738 for the same period of the prior year. Commissions paid to golf instructors increased $9,500 to $118,190 from $108,690 due to the addition of a golf instructor in 2006. The payroll for the activities counter increased by $14,062 to $56,665 during the nine months September 2006 compared to $42,603 during the nine months ended September 2005 due to the addition of assistant manager at the end of 2005 and addition of mid-shift cashier in the second quarter of 2006. The payroll for the park services increased by $20,326 to $65,044 during the nine months ended September 30, 2006 from $44,718 in the same period last year due to the addition of a salaried manager in February 2006. Golf operating supplies increased $39,199 during the current year due to purchases of golf range balls in January and September of 2006 and other miscellaneous operating supplies for the nine months ended September 30, 2006.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses decreased by $41,445, or 2.6%, to $1,542,777 during the nine months ended September 30, 2006 as compared to $1,584,222 during the nine months ended September 30, 2005.
Lease expense decreased by $107,069 from $435,482 during the nine months ended September 30, 2005 to $328,413 in the same period of 2006 as a payment was made in September 2005 to pay all unpaid incremental increases in the rent for the land on which CGC is located offset by the rent increase that occurred in September 2005. There was no bad debt expense in 2006 compared to $24,764 of expense in 2005 related to the Sports Entertainment Enterprises, Inc. sale on February 7, 2005. The Company received 10,000 shares of CKx,Inc. stock as compensation for the debt owed. Additional amounts owed to the Company were written off in the first quarter of 2005. This stock was subsequently sold in August 2006 as noted above. Audit and taxes increased by $56,667 from $75,667 during the nine months ended September 30, 2006 from $19,000 in the same period of 2005. The increased expenses were related to responding to SEC comment letters and a change of Company's registered public accounting firm that occurred in April 2006. Legal expenses increased by $18,411 during the nine months ended September 30, from the same period last year due to the arbitration with Urban Land related to the settlement of Sierra SportService matter. Salaries for graphics marketing increased by $8,720 as a result of hiring a graphic artist in the second quarter of 2006 to design advertising and other marketing materials. Finally, contract services for lighting increased by $7,731 to $15,503 during the nine months ended September 30, 2006 from $7,772 in the same period of 2005 due to Company entered into monthly service contract at the start of 2006.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. As noted above there was a $11,033 loss on sale of 10,000 shares of CKx, Inc. stock. Interest expense increased $8,916 to $375,359 during the nine months ended September 30, 2006 compared to $366,443 in the same period of 2005 due to a net increase in borrowing from related parties.

NET LOSS. The net loss before minority interest for the nine months ended September 30, 2006 was $745,986 compared to a loss of $715,034 in the same period of the prior year. The difference of $30,952 is primarily due to the increase in operating supplies and payroll costs offset by the net increase in golf revenues and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had a working capital deficit of $2,241,497 as compared to a working capital deficit of $1,875,279 at December 31, 2005. The CGC has generated positive cash flow before corporate overhead. There is no assurance that it will continue to provide positive cash flow.

Management believes that the CGC operations and existing cash balances as of September 30, 2006, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2005, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2006, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. At the start of the third quarter additional accounting staff was added to further segregate accounting processes from financial reporting and thus strengthen the internal controls over financial reporting.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies has appealed the judgment to the Nevada Supreme Court. Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 including the judgment, interest, and attorney's fees. In October 2006, the Court ruled in favor of the defendants but the company's attorney believes that the Company may continue to pursue this lawsuit.

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

In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company and claims against other parties in the arbitration proceeding. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso

Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The counterclaims and other party claims allege that the Company and others defrauded and otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. Urban Land is seeking damages and other relief under various claims.

On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. It is expected that the issues in the notice of default will be included in the above arbitration proceeding. The company is also disputing the rent increase under the ground lease. Legal counsel has been hired and advised the Company to pay all amounts due pending litigation. The Company is involved in certain other litigation as both plaintiff and defendant related to its business activities.

Management, based upon consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect, if any, upon the Company. Accordingly, no provision has been made for any estimated losses in connection with such matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.

On October 12, 2006 the Board of Directors approved the issuance of shares of the Company's common stock to two of the Company's Directors, Robert Rosburg and William Kilmer, who had previously not received any payment for their services as Directors, as compensation for their services. An employee was also granted shares of the Company's common stock. Each of these persons was issued 34,000 shares of common stock and the Board of Directors determined the value of the shares to be $0.20 per share. These shares have been issued as restricted securities under the Securities Act of 1933.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: November 14, 2006
                                  By: /s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer (Principal
                                     Executive Officer) and Treasurer
                                     (Principal Financial Officer)