Form 10KSB
period 2006-12-31
ALL AMERICAN SPORTPARK INC
filed 2007-04-02
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $2,207,979.

As of March 21, 2007, 3,502,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $410,000.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Documents Incorporated By Reference:  None.




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

     On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company developed its Callaway Golf Center and All-American SportPark ("SportPark") properties. The property is located on the world famous Las Vegas "Strip" at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and several of Las Vegas' major hotel/casino properties such as Mandalay Bay and the MGM Grand. The property is also adjacent to the Interstate 215 beltway that will eventually encircle the entire Las Vegas valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres was home to the discontinued SportPark that opened for business in October 1998 and was disposed of in May 2001.

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

     The Company's operations consist of the CGC, located on 42 acres of leased land and strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 132,000 hotel rooms in Las Vegas with an average occupancy of 89.7%, and seventeen of the top twenty largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo. The CGC is also adjacent to McCarran International Airport, the fifth busiest airport in the world for passenger traffic. McCarran International Airport had it busiest year in its history with 46.2 million passengers passing through the terminal in 2006. The Las Vegas valley residential population approximates 2.0 million.

     The CGC includes a two tiered, 110-station, driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens, waterfall features, and an island green. Pro-line equipment and popular brand name golf balls are utilized. In addition to the driving range, the CGC has a lighted, nine-hole, par three golf course, named the "Divine Nine." The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the CGC is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system developed by Callaway, and two tenant operations: (a) the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, and (b) a restaurant, which features an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background.

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

EMPLOYEES

     As of March 16, 2007, there were 3 full-time and 1 part-time employees at the Company's executive offices, and 3 full-time and 20 part-time employees at CGC.

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

     The CGC has two tenant operations: (1) The St. Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years ending in 2012, and (2) a restaurant that features an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background. Beginning in the first quarter of 2006, restaurant lease revenue will be equal to the greater of $4,000 per month or 8% of gross sales (as defined in the contract). If the lease is extended the minimum rent shall increase by 4% per year and every year thereafter. The lease expired in first quarter of 2007 and the lessee exercised the option to continue operations at the CGC for an additional four-year period.

ITEM 3.  LEGAL PROCEEDINGS

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies has appealed the judgment to the Nevada Supreme Court (the "Court"). Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 including the judgment, interest, and attorney's fees. In October 2006, the "Court" ruled in favor of the defendant but the Company is pursuing several claims against the defendant.

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

     In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban land claims the Company misused an alleged $880,000 settlement related to construction defects lawsuits. An arbitrator has been appointed in the American Arbitration Association and arbitration is scheduled for October 2007.

     Urban land has also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company remain essentially identical to the claims above. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. The Company has filed a motion to dismiss against the plaintiff's claims in this lawsuit but the Court provided the plaintiff with a limited amount of discovery. The discovery process has begun and depositions have been scheduled into May 2007.

     On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit to prevent Urban Land from declaring the Company in default of its lease. These claims in the notice of default have been added in the above arbitration proceeding.

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

                                                   HIGH       LOW
                                                 -------    -------
      Year Ended December 31, 2006:
       First Quarter                             $0.47       $0.25
       Second Quarter                            $0.33       $0.25
       Third Quarter                             $0.25       $0.19
       Fourth Quarter                            $1.85       $0.17

      Year Ended December 31, 2005:
       First Quarter                             $1.19       $0.23
       Second Quarter                            $0.81       $0.32
       Third Quarter                             $0.44       $0.28
       Fourth Quarter                            $0.45       $0.28

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at February 28, 2007 was approximately 1,040. This does not include approximately 1,000 shareholders who hold stock in their accounts at broker/dealers.

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

     SALES OF UNREGISTERED SECURITIES. During the quarter ended December 31, 2006, the Company issued a total of 102,000 share of common stock to three persons in a private transaction. The shares were issued to two members of the Company's Board of Directors and one employee in exchange for prior services provided to the Company. Each of these persons had complete access to information concerning the Company and each of them are sophisticated investors. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. The certificates issued to these persons bear restrictive legends and the stop transfer orders have been given to the transfer agent with respect to these shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions and estimates on historical experience and other factors that management believes is relevant at the time our consolidated financial statements are prepared. On a periodic basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects can not be determined with certainty, actual results could differ from the estimates and assumptions, and such differences could be material.

     Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. The following accounting policies are most critical in fully understanding and evaluating our reported financial results.

Stock Based Compensation

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, ("SFAS 123R"), Share Based Payment. This SFAS requires the Company to measure the cost of employee stock-based compensation awards granted based on the grant date fair value of those awards and to record the cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company currently does not have any options that are not fully vested.

Leasehold Improvements and Equipment

     Leasehold improvements and equipment are stated at cost and are depreciated or amortized using the straight-line basis over the lesser of the lease term (including renewal periods, when the Company has both the intent and ability to extend the lease)or the useful lives of the assets, generally 3 to 15 years.

Revenues

     The Company primarily earns revenue from golf course green fees, driving range ball rentals and golf and cart rentals which are recognized when received as payments for the services provided. Lease and sponsorship revenues are recognized as appropriate when earned.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. The Company implemented "SFAS 123R" as of December 21, 2005 as required by the standard. The adoption of SFAS 123R's fair value method is expected to have a significant impact on future results of operations only when new options are granted, none of which are presently contemplated.

OVERVIEW

     The Company's operations consist of the management and operation of the CGC. The CGC includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and Pro Shop and two tenants, the Saint Andrews Golf Shop retail store and a restaurant.

     The CGC has an ideal location at the end of the "Las Vegas Strip" and near the international airport; however, much of the land immediately adjacent to the CGC has not yet been developed. Starting in 2006, significant commercial, industrial and residential development, along with an expansion of the international airport, is planned. As a result of this planned development, the Company expects the CGC name recognition to increase significantly and revenues to be impacted favorably but to an extent that cannot be predicted.

     RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 VERSUS YEAR ENDED DECEMBER 31, 2005.

     REVENUES. Revenues of the Callaway Golf Center ("CGC") for 2006 increased 2.6% or $55,112 to $2,207,979 compared to $2,152,867 in 2005. Golf cart rental revenue increased by $40,177 to $214,182 in 2006 from $174,005 in 2005 due an increase in price of cart rentals that occurred at the end of second quarter of 2006. Golf course green fees decreased by $33,774 to $655,581 in 2006 compared to $689,355 in 2005 due to unusually hot summer in 2006 that resulted in the golf center offering discounts earlier than it had in the prior year. The unusually hot weather increased driving range revenues by $17,354 from $778,360 to $761,006 for 2006 and 2005 respectively, as customers preferred to use the shaded golf range instead of the golf course. Golf club rentals increased slightly to $104,451 in 2005 compared to $101,434 in 2005. Golf lesson fees increased by $13,261 to $222,286 in 2006 from $209,025 in 2005 due to an upgrade in the golf professional providing lessons and the addition of another golf pro on staff. Tenant income increased by $21,105 to $197,248 in 2006 compared to $176,143 in 2005. This is due to the restaurant being closed in May 2005 and did not reopen until March 2006.
Other revenues decreased by $7,016 due to a decrease in soda commission as the result of the restaurant reopening in 2006.

     COST OF REVENUES. Costs of revenues increased by 12.9% or $68,502 to $597,763 in 2006 compared to $529,261 in 2005. Payroll for the activities counter increased by $18,425 to $75,403 in 2006 from $56,978 in 2006 due to addition of assistant manager and mid shift cashier at the end of 2005 and second quarter of 2006 respectively. The payroll for park services also increased by $24,080 from $62,874 from $86,953 in 2005 due additional salaried supervisor hired in February 2006. Other cost of goods, mainly comprised of driving range supplies like golf balls and miscellaneous supplies, increased by $20,426 to $61,502 in 2006 compared to $41,076 in 2005. In addition, golf supplies also increased $9,408 due to purchase of two-year supply of blank scorecards and claim checks in 2006.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased by 31.3% or $920,167 to $2,018,384 in 2006 from $2,938,551 in 2005. The decrease is mainly due to having no settlement and litigation expenses in 2006 compared to $800,000 settlement for the Sierra Sportservice, Inc. litigation in the prior year. Lease expense decreased by $107,069 from $544,954 in 2006 to $437,885 as a payment was made in September 2005 to pay all unpaid incremental increases in the rent to Urban Land for the land on which CGC is located prior to this date to the commencement date of the lease. CGC has paid all rent increases since that date in accordance with the land lease. There was no bad debt expense in 2006 compared to $24,764 of expense in 2005 related to the Sports Entertainment Enterprises, Inc. sale in 2005. Additional amounts owed to the company were written off in first quarter of 2005 as bad debt expense. This was a decrease in landscaping services of $33,591 to $371,221 from $404,812 in 2006 and 2005 respectively. This decrease was due to the Company to settlement paid to a prior landscaping contractor in the first six months of 2005. Offsetting these decreases was an increase in audit and tax fees of $37,305 from $51,862 in 2005 to $89,167 in 2006 due a change in the Company's registered public accounting firm and responding to SEC comment letters in comment letters in 2006.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 21.3% to $74,828 in 2006 compared to $95,122 in 2005 due to the Company making no new large fixed asset additions in either 2006 or 2005.

     OTHER INCOME AND INTEREST EXPENSE. Interest expense increased slightly by $736 to $504,547 in 2006 compared to $503,811 in 2005 due to the issuance of additional notes payable to related parties offset by the pay down of third party debt. In August of 2006 the Company sold 10,000 shares of CKx Inc. stock that resulted in loss of $11,033.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital needs have been helped by favorable payment terms and conditions included in our notes payable to related parties. Management believes that additional notes could be negotiated, if necessary, with similar payment terms and conditions.

     The Company has various notes payable to related parties (ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). In December 2006, four notes totaling $220,000 and related interest of $223,651 were to mature but the maturity dates were extended until March 31, 2007. In December 2005, the current note balance due including the related interest totaling $617,690 was forgiven. The effects of these extinguishments on the Company's current and future liquidity was, of course, to permanently eliminate the obligations for the related short-term cash outflows for the amounts of each forgiveness, thus enabling the Company to meet other obligations timely and continue its business operations without interruption at least for the short-term.

     In 2006 and 2005, the Company's cash flows from investing activities were comprised of cash expenditures of approximately $41,300 and $32,100 for capital asset additions and the sale of 10,000 shares of CKx, Inc. stock that netted $113,967. The proceeds of loans from related parties of approximately $216,522 and $1,245,000, net of current year repayments, constitutes substantially all of the Company's financing cash activities.

     We believe that continued development of the south strip directly adjacent the property will continue to result in increased revenues.

     Nevertheless for reasons described below and in Note 1.d. to the consolidated financial statements, in its report dated March 28, 2007 the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     As of December 31, 2006, the Company had a working capital deficit of $2,874,740 as compared to a working capital deficit of $1,875,279 at December 31, 2005. The increase in the working capital deficit is primarily due to the issuance of new notes and the extension of maturity dates to notes payable to related parties.

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

     There are no planned material capital expenditures in 2007.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The consolidated financial statements are set forth on pages F-1 through F-16 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 17, 2006, Piercy Bowler Taylor and Kern ("PBTK") notified the Company that it would decline to stand for reappointment as the Company's independent registered public accounting firm, effective immediately.

     PBTK performed audits of the Company's consolidated financial statements for the fiscal years ended December 31, 2005 and 2004. PBTK's reports did not contain an adverse opinion or disclaimer of opinion. However, PBTK's reports did include an explanatory paragraph relating to the Company's ability to continue as a going concern.

     During the fiscal years ended December 31, 2005 and 2004 and through April 17, 2006, (i) there have been no disagreements with PBTK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to PBTK's satisfaction, would have caused PBTK to make reference to the subject matter of the disagreement(s) in connection with its reports for such year, and (ii) there were no "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-B.

      On May 10, 2006, the Company engaged the accounting firm of L.L. Bradford & Company, LLC ("L.L. Bradford") to serve as the Company's independent registered public accounting firm. Through May 10, 2006, neither the Company nor anyone on its behalf consulted with L.L. Bradford with respect to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matter or reportable event as set forth in Item 304 of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of December 31, 2006, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     None


                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE           POSITIONS AND OFFICES HELD
------------------    ---      ------------------------------------

Ronald S. Boreta      44       President, Chief Executive Officer,
                               Treasurer, Secretary and Director

Vaso Boreta           72       Chairman of the Board of Directors

Robert R. Rosburg     79       Director

William Kilmer        66       Director

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

CODE OF ETHICS

     The Company has not yet adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to the limited size of the Company's operations and limited financial resources. There have been several accounting personnel changes and the Board of Directors may consider adopting a code of ethics in the future.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the year ended December 31, 2006 by the Company's President. The Company has no other executive officers.

                           SUMMARY COMPENSATION TABLE



_________________________________________________________________________________________________
                                                                    Change in
                                                                    Pension
                                                                    Value and
                                                                    and Non-
                                                                    qualified
                                                        Non-Equity  Deferred    All
                                                        Incentive   Com-        Other
Name and                                Stock   Option  Plan        sation      Compen-
Principal              Salary    Bonus  Awards  Awards  Compen-     Earnings    sation   Total
Position         Year  ($)       ($)    ($)     ($)     sation ($)  ($)         ($)      ($)
---------------  ----  --------  -----  ------  ------  ----------  ----------  -------  -------
Ronald S. Boreta 2006  $120,000   0      0       0         0           0       $37,086  $157,086
- President                                                                       (1)
__________________________________________________________________________________________________

(1)  Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use.  For 2006, these amounts were $12,336 for club memberships and $24,750 for an automobile.




OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     There were no outstanding equity awards held by executive officers at December 31, 2006.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In October 2006, William Kilmer and Robert Rosburg each received 34,000 shares for their prior services as directors.

     The following table sets forth information concerning the compensation paid during 2006 to each of the Directors of the Company, except for Ronald S. Boreta whose complete compensation is set forth in the Summary Compensation Table above:

                                    DIRECTOR COMPENSATION TABLE

__________________________________________________________________________________________________
                                                                   Change
                                                                   in Pension
                                                                   Value and
                                                                   and Non-
                                                                   qualified
                                                     Non-Equity    Deferred
                       Fees                          Incentive     Compen-
                       Earned or   Stock    Option   Plan          sation     All Other
                       Paid in     Awards   Awards   Compen-       Earnings   Compensation  Total
    Name               Cash ($)    ($)(1)    ($)     sation($)      ($)           ($)        ($)
-------------         ---------   ------   ------   -----------   ----------- ------------  ------
Vaso Boreta            $-0-        -          -         -             -            -        $ -0-
Robert R. Rosburg      $-0-      $6,800       -         -             -            -        $6,800
William Kilmer         $-0-      $6,800       -         -             -            -        $6,800
________________________________________________________________________________________________

(1)  Represents amounts recognized for financial statement reporting purposes in accordance with FAS
123R.





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

    In April 1996, the Company's Board of Directors granted stock options for 325,000 shares at an exercise price of $3.0625 to Ronald S. Boreta, the Company's President, that expired in April 2001. In April 2001, 325,000 new options were granted to Ronald S. Boreta at the price of $0.055 per share that is equivalent to the closing market price on the date of grant. These options vested upon grant and expired on April 30, 2006.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 2006, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                  AMOUNT AND
NAME AND ADDRESS                  NATURE OF BENE-                PERCENT
OF BENEFICIAL OWNERS              FICIAL OWNERSHIP               OF CLASS
--------------------              ----------------               --------

Ronald S. Boreta                    650,484 (1)                   18.6%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

ASI Group LLC (5)                   637,044 (6)                   18.2%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV  89109

John Boreta                         500,439 (2)                   14.3%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Boreta Enterprises, Ltd.            360,784 (4)                   10.3%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Vaso Boreta                           3,853 (3)                    0.1%
6730 South Las Vegas Blvd.
Las Vegas, Nevada  89119

Robert R. Rosburg                     35,383                        --
49-425 Avenida Club La Quinta
La Quinta, CA  92253

William Kilmer                        35,383                        --
1853 Monte Carlo Way
Coral Springs, FL  33071

All Directors and Officers          725,103 (7)                   20.7%
as a Group (4 persons)
___________________

(1) Includes 402,229 shares held directly and 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises Ltd.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2006:




----------------------------------------------------------------------------------------
                                                                   Number of
                                                                   securities remain-
                                                                   ing available for
                                                                   future issuance
                     Number of securi-                             under equity
                     ties to be issued      Weighted-average       compensation plans
                     upon exercise of       exercise price of      (excluding securi-
                     outstanding options,   outstanding options,   ties reflected
                     warrants and rights    warrants and rights    in column (a))
Plan Category             (a)                     (b)                    (c)
----------------------------------------------------------------------------------------
Equity compensation     75,000                   $4.00                 1,375,000
plans approved by
security holders
----------------------------------------------------------------------------------------
Equity compensation       --                       --                     --
plans not approved
by security holders
----------------------------------------------------------------------------------------
     Total              75,000                   $4.00                 1,375,000
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

     The Company provides administrative/accounting support for (a) The Company Chairman's two wholly-owned golf retail stores, both named Las Vegas Discount Golf and Tennis (the "Paradise Store" and "Rainbow Store"), b) three golf retail stores, two of which are named Saint Andrews Golf Shop ("SAGS") and the other is a Las Vegas Discount Golf and Tennis ("District Store"), owned by the Company's President and his brother, and (c) SPEN until February 2005. One of the SAGS stores is the retail tenant in the CGC. Administrative/ accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $55,000 and $47,500 in 2006 and 2005, respectively.

     The Company has various notes payable to the Paradise Store. These notes are due in varying amounts on December 1 each year through year 2008. These notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balance at December 31, 2006 was $3,363,473 and $2,196,073, respectively. In December 2006, four notes totaling $220,000 and the related party interest of $223,651 were to mature but the maturity dates were extended until March 31, 2007 and these notes will continue to accrue interest at 10% per annum. In December 2005, Vaso Boreta, Chairman of the Board and owner of the Paradise Store, forgave the current note balance due then including the related interest totaling $617,690, and also agreed to not accelerate the maturities of the remaining notes due to these defaults.

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

     Also in 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. ANR is owned by Andre K. Agassi and Perry Craig Rogers. Messrs. Agassi and Rogers are also owners of ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are due on demand and are personally guaranteed by Ronald S. Boreta, the Company's President. Interest accrues at 5% per annum and the note including related interest is payable on demand.

     In 2006, SAGS loaned the Company approximately $140,000, to fund operations and of this amount $75,000 was repaid during the year. Interest accrues at 10% per annum on these notes. SAGS purchased a new telephone system for the Company, the other SAGS store and the three Las Vegas Discount and Tennis stores. The Company recorded a loan from SAGS for its portion of the telephone system of $26,533 in November 2006 and this loan accrues interest at 10% per annum. In addition in December 2006, the "District Store" loaned $50,000 to the company for operations and interest accrues at 10% per annum.

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

 10.10      Promissory Note to Saint      Incorporated by reference to
            Andrews Golf, Ltd.            Exhibit 10.10 to the Registrant's
                                          Annual Report on Form 10-KSB for
                                          the year ended December 31, 2005

 10.11      Promissory Note to BE         Incorporated by reference to
            Holdings I, LLC               Exhibit 10.11 to the Registrant's
                                          Annual Report on Form 10-KSB for
                                          the year ended December 31, 2005

 21         Subsidiaries of the           Incorporated by reference to
            Registrant                    Exhibit 21 to the Registrant's
                                          Form SB-2 Registration Statement
                                          (No. 33-84024)

 23.1       Consent of Piercy Bowler      Filed herewith electronically
            Taylor & Kern

 23.2       Consent of L.L. Bradford      Filed herewith electronically
            & Company, LLC


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

 32         Certification of Chief        Filed herewith electronically
            Executive Officer and
            Principal Financial
            Officer Pursuant to
            Section 18 U.S.C.
            Section 1350

ITEM 14.  PRINCIPAL ACCOUNTANTS' FEES AND SERVICES.

AUDIT FEES

     In April 2006 Piercy Bowler Taylor and Kern resigned as Company's registered public accounting firm. In May 2006, the Company engaged L.L. Bradford as its independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended December 31, 2006 and 2005 by L.L. Bradford and Piercy Bowler Taylor & Kern for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $36,000 and $44,500, respectively.

AUDIT RELATED FEES

     The aggregate fees billed by Piercy Bowler Taylor & Kern for consultation concerning financial accounting standards in connection with preparation of the Company's response to a SEC comment letter dated March 24, 2006 and July 11, 2005, were $7,735 and $12,624 respectively.

TAX FEES

     The aggregate fees billed for tax services rendered by L.L. Bradford and Piercy Bowler Taylor & Kern for tax compliance and tax advice for the two fiscal years ended December 31, 2006 and 2005, were $5,000 and $7,500, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
All-American SportPark, Inc
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of All-American SportPark, Inc and Subsidiary (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc and Subsidiary as of December 31, 2006, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the consolidated financial statements, the Company's current liabilities exceed current assets and has incurred recurring losses, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1d. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
March 28, 2007
Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
All-American SportPark, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of All-American SportPark, Inc. and Subsidiary (the Company) as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 24, 2006

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2006 AND 2005

ASSETS
                                                        2006        2005
                                                    -----------   ----------
Current assets:
  Cash                                              $    44,914   $   14,164
  Accounts receivable                                     5,446        2,664
  Prepaid expenses and other                              4,345       27,363
                                                     ----------   ----------
                                                         54,705       44,191

Leasehold improvements and equipment, net               937,501      971,010
Other assets                                               -         125,000
                                                     ----------   ----------
                                                     $  992,206   $1,140,201
                                                     ==========   ==========

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2006 AND 2005
                                (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

                                                       2006         2005
                                                   -----------   ----------

Current liabilities:
  Current portion of notes payable to
   related parties                                 $ 1,966,156   $1,410,156
  Current portion of other long-term debt               87,866       79,944
  Interest payable to related parties                  594,486      206,035
  Accounts payable and accrued expenses                280,940      223,335
                                                   -----------   ----------
                                                     2,929,448    1,919,470

Notes payable to related parties,
  net of current portion                             3,361,963    3,776,441
Other long-term debt, net of current portion            71,558      159,437
Interest payable to related parties                  1,902,300    1,809,790
Due to related parties                                 944,391      720,206
Deferred income                                          6,667         -
                                                   -----------   ----------
                                                     9,216,327    8,385,344
                                                   -----------   ----------

Minority interest in subsidiary                           -         160,089
                                                   -----------   ----------

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                        -            -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 and 3,400,000
   shares issued and outstanding at
   December 31, 2006 and 2005, respectively              3,502        3,400
  Additional paid-in capital                        13,327,173   13,306,875
  Deficit                                          (21,554,796) (20,715,507)
                                                   -----------  -----------

                                                    (8,224,121)  (7,405,232)
                                                   -----------  -----------

                                                   $   992,206  $ 1,140,201
                                                   ===========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                       2006         2005
                                                   -----------   -----------

Revenues                                           $ 2,207,979   $ 2,152,867
Cost of revenues                                       597,763       529,261
                                                   -----------   -----------
     Gross profit                                    1,610,216     1,623,606
                                                   -----------   -----------

Operating expenses:
   Selling, general and administrative:
     Land rent                                         437,885       544,954
     Landscape maintenance                             371,221       404,812
     Settlements and litigation                           -          800,000
     Payroll, taxes and benefits                       392,991       359,748
     Utilities and Telephone                           285,882       295,076
     Other                                             530,405       533,961
                                                   -----------   -----------
                                                     2,018,384     2,938,551
   Depreciation and amortization                        74,828        95,122
                                                   -----------   -----------
                                                     2,093,212     3,033,673
                                                   -----------   -----------

Operating loss                                        (482,996)   (1,410,067)

Other income (expense):
   Interest income                                        -            2,256
   Interest expense                                   (504,547)     (503,811)
   Loss on sale of stock                               (11,033)         -
   Other income                                          1,015         8,394
   Other expense                                        (1,817)       (1,772)
                                                   -----------   -----------
     Loss before minority interest                    (999,378)   (1,905,000)

Minority interest                                      160,089       251,419
                                                   -----------   -----------
     Net loss                                      $  (839,289)  $(1,653,581)
                                                   ===========   ===========

NET LOSS PER SHARE:
 Basic net loss per share                          $     (0.24)  $     (0.49)
                                                   ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                               ADDITIONAL
                     COMMON     PAID-IN
                     STOCK      CAPITAL        DEFICIT          TOTAL
                    ---------  -----------   ------------    ------------

Balances,
January 1, 2005     $ 3,400    $12,689,185   $(19,061,926)   $(6,369,341)

Capital contribu-
tions in the form
of debt
extinguishment                     617,690                       617,690

Net loss                                       (1,653,581)    (1,653,581)
                    --------   -----------   ------------    -----------
Balances,
December 31, 2005      3,400    13,306,875    (20,715,507)    (7,405,232)

Stock issuance           102        20,298                        20,400

Net loss                                         (839,289)      (839,289)
                    --------   -----------   ------------    -----------
Balances,
December 31, 2006    $ 3,502   $13,327,173   $(21,554,796)   $(8,224,121)
                    ========   ===========   ============    ===========







The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                       2006         2005
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (839,289)   $(1,653,581)
   Adjustment to reconcile net
    loss to net cash used in
    operating activities:
   Minority interest                                 (160,089)     (251,419)
   Depreciation and amortization                       74,828        95,122
   Loss on disposal of stock                           11,033          -
   Bad debts                                             -           24,764
   Stock based compensation                            20,400          -
   Increase in operating (assets) and
   liabilities:
     Accounts receivable                               (2,782)       (1,762)
     Prepaid expenses and other assets                 23,017      (139,370)
     Accounts payable and
      accrued expenses                                 57,603        24,048
     Interest payable to related parties              480,964       525,781
     Decrease in deferred income                        6,667       (13,104)
                                                   ----------    ----------
       Net cash used in
       operating activities                          (327,648)   (1,389,521)
                                                   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                         (41,319)      (32,099)
   Proceeds from sale of stock                        113,967          -
                                                   ----------    ----------
     Net cash provided by (used in)
       investing activities                            72,648       (32,099)
                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related parties                  224,185       257,623
  Proceeds of loan from related parties               216,522     1,245,156
  Principal payments on notes payable
    related parties                                   (75,000)         -
  Principal payments on other
    notes payable                                     (79,957)      (72,760)
                                                   ----------    ----------
       Net cash provided by
       financing activities                           285,750     1,429,659
                                                   ----------    ----------
NET INCREASE IN CASH                                   30,750         8,039
Cash, beginning of year                                14,164         6,125
                                                   ----------    ----------
Cash, end of year                                  $   44,914    $   14,164
                                                   ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                           $   20,043    $   27,240
                                                   ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. ("AASP"), include the accounts of AASP and its 65%-owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company". Urban Land of Nevada, Inc. ("Urban Land") owns the remaining 35% of AAGC. All significant intercompany accounts and transactions have been eliminated. The Company's business operations consists solely of the Callaway Golf Center ("CGC") are included in AAGC.

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

     d.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2006 and 2005, the Company had net loss of $827,927 and $1,653,581, respectively. As of December 31, 2006, the Company had a working capital deficit of $2,874,740 and a shareholders' equity deficiency of $8,224,121.

AASP management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As such, management plans on seeking other sources of funding including the restructuring of current debt as needed, which may include Company officers or directors and/or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate. The inability to build attendance to profitable levels beyond a 12-month period may require the Company to seek additional debt, restructure existing debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), ("SFAS 123R"), Share-Based Payment. This statement replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board's Opinion No. 25 ("ABP 25"), Accounting for Stock Issued to Employees. The Company implemented "SFAS 123R" as of December 31, 2005 as required by the standard. SFAS 123R requires the Company to measure the cost of employee stock-based compensation awards granted based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). Since all the Company's outstanding employee stock options are all fully vested and none fall under Accounting Principles Board Opinion No. 25, the adoption of SFAS 123R's fair value method did not have any impact on the Company's financial statements with regard to currently outstanding options.

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

       Furniture and equipment              3-10 years
       Leasehold improvements                 15 years

     c.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $47,908 and $74,990 in 2006 and 2005, respectively.

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

     g.  IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2006.

     h.  LEGAL DEFENSE COSTS

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

3.   LOSS PER SHARE

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares are not used to compute a diluted loss per share because to do so would be anti-dilutive for the period ending December 31, 2006 and 2005. The weighted-average number of common shares used in the calculation of basic loss per share was 3,439,210 and 3,400,000 in 2006 and 2005.

4.   RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) two golf retail stores wholly-owned by the Company's Chairman, both named Las Vegas Discount Golf and Tennis (the "Paradise Store" and "Rainbow Store"), b) three golf retail stores, two of which are named Saint Andrews Golf Shop ("SAGS")and the other is a Las Vegas Discount Golf and Tennis ("District Store"), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. One of the SAGS stores is the retail tenant in the CGC. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $55,000 and $47,500 in 2006 and 2005, respectively.

The Company has various notes payable to the Paradise Store. These notes are due in varying amounts on December 1 each year through year 2008. The notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balances at December 31, 2006, were $3,363,473 and $2,196,073 respectively. In December 2006, two notes totaling $220,000 and the related interest of $223,651 were to mature but the maturity dates were extended until March 31, 2007 and these notes will continue to accrue interest at 10% per annum. In December 2005, Vaso Boreta, the Company's Chairman and owner of the Paradise Store, caused the portion of the notes and related interest then currently due totaling $617,690 to be forgiven and also agreed to cause execution of a waiver of the rights to accelerate the maturities of the remaining notes due to these defaults.

Also in 2004, BE Holdings 1, LLC, which is owned by Vaso Boreta, Chairman of the Board, advanced the Company $100,000 to fund operations. This note accrues interest at 10% per annum and is payable only out of available cash flows, if any.

In 2006, SAGS loaned the Company approximately $140,000 to fund operations, of which the entire balance is due prior to December 31, 2007 and interest accrued at 10% per annum. The Company repaid $75,000 of these loans in August of 2006. In 2005, SAGS loaned the Company approximately $445,000 to fund operations, of which approximately $390,000 is due prior to December 31, 2006, and an additional $55,000 is payable only out of available cash flows, if any. These notes remain outstanding as of December 31, 2006. Interest continues to accrue at 10% per annum. In December 2006, "District Store" loaned $50,000 to the company for operations and interest accrues at 10% per annum.

Also in 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi and Perry Craig Rogers own ANR. Messrs. Agassi and Rogers are also owners of ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are personally guaranteed by Ronald S. Boreta, the Company's President. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand.

Aggregate maturities of related party notes and the related accrued interest payable for the five years subsequent to December 31, 2006, are as follows:

             2007       $  2,560,642
             2008          4,914,106
             2009              --
             2010              --
             2011              --
             Thereafter      350,157
                        ------------
                        $  7,824,905
                        ============

At December 31, 2006, the Company has no loans or other obligations with restrictive debt or similar covenants.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                   2006                   2005
                            -----------------      -----------------

     Building                  $    252,866          $     252,866
     Land improvements              450,390                450,390
     Furniture and equipment        257,174                215,855
     Signs                          208,688                208,688
     Other leasehold
     improvements                   326,400                326,400
     Other                           40,179                 40,179
                             -----------------     -----------------
                                  1,535,697              1,494,378

     Less accumulated
      depreciation and
      amortization                 (598,196)              (523,368)
                             -----------------     -----------------
                               $    937,501          $     971,010
                             =================     =================


6.  OTHER LONG-TERM DEBT

The Company has outstanding a promissory note payable to an unrelated party, due in quarterly installments of $25,000 through September 2008 without interest. This note has been discounted to reflect its present value.

Aggregate maturities of this obligation subsequent to December 31, 2006, are as follows:

                     2007                 $    87,866
                     2008                      71,558
                                          -----------
                   Balance, which is net
                   of unamortized discount
                   of $15,576             $   159,424
                                          ===========

7.  LEASES

The land underlying the CGC is leased under an operating lease that expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues.

The Company is obligated under various other non-cancelable operating leases for equipment that expire over the next five years.

At December 31, 2006, minimum future lease payments under non-cancelable operating leases are as follows:

                     2007                  $  478,668
                     2008                     509,695
                     2009                     509,695
                     2010                     502,954
                     2011                     481,673
                     Thereafter               361,255
                                           ----------
                     Total                 $2,843,939
                                           ==========

Total rent expense for operating leases was $472,060 for 2006 and $581,442 for 2005.

8.  INCOME TAXES

Income tax expense (benefit) consists of the following:

                                      2006               2005
                                  ------------       ------------
    Current                       $  (285,026)       $   (561,735)
    Deferred                          285,026             561,735
                                  ------------       ------------
                                  $       -          $       -
                                  ============       ============

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                           2006               2005
                                       -----------         -----------
Deferred tax liabilities:
  Temporary differences related to:
  Depreciation                         $  (19,665)         $  (255,000)
  Minority interest                          -                 (54,430)
Deferred tax assets:
  Net operating loss carryforward       6,566,090            6,389,830
  Related party interest                  848,907              685,380
  Deferred income                           2,267                    -
  Other                                     5,484                5,484
                                       ----------          -----------
Net deferred tax asset before
 valuation allowance                    7,403,083            6,771,264
  Valuation allowance                  (7,403,083)          (6,771,264)
                                       ----------          -----------
                                       $     -             $      -
                                       ==========          ===========

As of December 31, 2006 and 2005, the Company has available for income tax purposes approximately $19.3 and $18.8 million respectively in federal net operating loss carryforwards, which may be available to offset future taxable income. These loss carryforwards expire in 2019 through 2025. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carryforwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

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

In October 2006, the Company issued a total of 102,000 share of common stock to three persons in a private transaction. The shares were issued to two members of the Company's Board of Directors and one employee in exchange for their prior services to the Company. Since the shares were issued for prior services, the Company expensed the stock issuance as director fees and bonus expense based upon on the grant date fair value of the stock issued totaling $20,400.

     b.  STOCK OPTION PLANS

The Company's Board of Directors adopted an incentive stock option plan in 1994(the "1994 Plan").

In 1996, 325,000 options were granted to the Company's President under the 1994 Plan at an exercise price of $3.06, the fair market value on the grant date. These options expired unexercised in April 2001. Because of this expiration, 325,000 new options were granted to the Company's President at an exercise price of $0.055, the market value on the date of grant; these options expired in April 2006.

In April 2000, 50,000 options were granted at an exercise price of $0.8125 per share, the closing market price on the date of grant. These options expired unexercised in April 2005.

In 1998, the Board of Directors and shareholders approved the 1998 stock incentive plan (the "1998 Plan").

Pursuant to the 1998 Plan, in 1999, the Board of Directors of the Company approved an award to the President of the Company, stock appreciation rights ("SAR") equal to 125,000 shares independent of any stock option under the Plan. The base value of the SAR is $6 per share, however no SAR may be exercised unless and until the market price of the Company's common stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The SAR will expire on October 26, 2008.

In 1998, Urban Land of Nevada Inc. (Urban Land)(Note 10), the landlord of the property underlying the CGC, was granted 75,000 stock options. These options are exercisable at $4.00 per share through the year 2008. 10,000 of these options vested upon grant of the options, and 10,000 per year thereafter until fully vested.

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2006 and 2005 is presented below:


                                2006                         2005
                       -----------------------       ----------------------
                                      Weighted                     Weighted
                                      Average                      Average
                                      Exercise                     Exercise
                        Shares        Price          Shares        Price
                       -----------------------       ----------------------
Beginning of year       400,000       $   4.00        450,000       $  0.79
  Granted                  -             -              -            -
  Exercised                -             -              -            -
  Forfeited                -             -              -            -
  Expired              (325,000)         -            (50,000)        -
                       -----------------------       ----------------------
End of year              75,000       $   4.00        400,000       $  0.79
                       =======================       ======================
Exercisable at
end of year              75,000       $   4.00        400,000       $  0.79
                       =======================       ======================

The following table summarizes information about stock options outstanding at December 31, 2006:

                          Options Outstanding           Options Exercisable
                -------------------------------------   ---------------------

                                             Weighted                Weighted
                              Remaining      Average                 Average
Exercise        Number        Contractual    Exercise   Number       Exercise
Price           Outstanding   Life (Years)   Price      Exercisable  Price
--------        -----------  -------------   ---------  -----------  --------
$4.00              75,000        2.00         $ 4.00       75,000    $ 4.00

10.  LEGAL MATTERS

The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies has appealed the judgment to the Nevada Supreme Court (the "Court"). Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 including the judgment, interest, and attorney's fees. In October 2006, the "Court" ruled in favor of the defendant but the company is pursuing several claims against the defendant.

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

In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban Land claims the Company misused an alleged $880,000 settlement related to construction defects lawsuits. An arbitrator has been appointed in the American Arbitration Association and arbitration is scheduled for October 2007.

Urban land has also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company remain essentially identical to the claims above. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. The Company has filed a motion to dismiss against the plaintiff's claims in this lawsuit but the Court provided the plaintiff with a limited amount of discovery. The discovery process has begun and depositions have been scheduled into May 2007.

On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit to prevent Urban land from declaring the Company in default of its lease. These claims in the notice of default have been added in the above arbitration proceeding.

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

11.  SUBSEQUENT EVENTS

In January 2006, the Company borrowed an additional $75,000 in two notes from the "District Store" to fund operations. These notes both mature in one year and bear interest at 10% per annum.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     ALL-AMERICAN SPORTPARK, INC.



Dated: April 2, 2007                 By:/s/ Ronald S. Boreta
                                        Ronald S. Boreta, Chief Executive
                                        Officer (Principal Executive Officer
                                        and Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                     TITLE                        DATE



/s/ Vaso Boreta               Chairman of the Board           April 2, 2007
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief                April 2, 2007
Ronald S. Boreta              Executive Officer),
                              Treasurer (Principal
                              Financial Officer)
                              and Director



/s/ Robert R. Rosburg         Director                        April 2, 2007
Robert R. Rosburg




________________________      Director
William Kilmer