Form 10QSB
period 2007-03-31
ALL AMERICAN SPORTPARK INC
filed 2007-05-21
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2007


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

As of March 31, 2007 3,502,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]




                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                  INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2007 (unaudited) and December 31, 2006 ....     3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2007 and
         2006 (unaudited) ....................................     4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2007 and
         2006 (unaudited) ....................................     5

         Notes to Consolidated Financial Statements
         (unaudited) .........................................     6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ...................................     8

Item 3.  Controls and Procedures .............................    10

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ...................................    11

Item 2.  Changes in Securities ...............................    12

Item 3.  Defaults Upon Senior Securities .....................    12

Item 4.  Submission of Matters to a Vote of Security
         Holders .............................................    12

Item 5.  Other Information ...................................    12

Item 6.  Exhibits and Reports on Form 8-K ....................    12

SIGNATURES ...................................................    12










                                      2


                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2007 AND DECEMBER 31, 2006

                                    ASSETS

                                                2007            2006
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $     4,628    $    44,914
  Accounts receivable                              4,381          5,446
  Prepaid expenses                                18,993          4,345
                                             -----------    -----------
     Total current assets                         28,002         54,705

Leasehold improvements and equipment, net        917,075        937,501
                                             -----------    -----------
     Total assets                            $   945,077    $   992,206
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to        $ 2,041,156    $ 1,966,156
   related parties
  Current portion of long term debt               89,962         87,866
  Interest payable to related entities           640,329        594,486
  Accounts payable and accrued expenses          182,550        280,940
                                             -----------    -----------
     Total current liabilities                 2,953,997      2,929,448

Notes payable to related entities, net of
  current portion                              3,360,592      3,361,963
Interest payable to related entities           1,980,637      1,902,300
Due to related entities                          985,794        944,391
Long-term debt, net of current portion            48,266         71,558
Deferred Income                                    4,167          6,667
                                             -----------    -----------
     Total liabilities                         9,333,453      9,216,327
                                             -----------    -----------
Minority interest in subsidiary                     -              -
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                  -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 shares
   issued and outstanding at March 31, 2007,
   and December 31, 2006, respectively             3,502          3,502
  Additional paid-in capital                  13,327,173     13,327,173
  Accumulated deficit                        (21,719,051)   (21,554,796)
                                             -----------    -----------
     Total shareholders' equity deficiency    (8,388,376)    (8,224,121)
                                             -----------    -----------

Total liabilities and shareholders'
 equity deficiency                           $   945,077    $   992,206
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       3


                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                 (UNAUDITED)

                                                 2007          2006
                                             -----------    -----------

Revenues                                     $   546,908    $   546,405
Cost of revenues                                 132,707        144,342
                                             -----------    -----------

     Gross profit                                414,201        402,063
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative           424,938        456,973
   Depreciation and amortization                  20,426         18,578
                                             -----------    -----------
     Total operating expenses                    445,364        475,551
                                             -----------    -----------

Operating loss                                   (31,163)       (73,488)

Other income (expense):
   Interest expense, net                        (133,224)      (125,620)
   Other income                                      132           -
                                             -----------    -----------
     Loss before minority
      interest                                  (164,255)      (199,108)

Minority interest                                    -           28,642
                                             -----------    -----------
Net loss                                     $  (164,255)   $  (170,466)
                                             ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.05)   $    (0.05)
                                             ===========    ===========















The accompanying notes are an integral part of these consolidated financial statements.

                                     4



                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

                                                 2007           2006
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  (164,255)   $ (170,466)
   Adjustment to reconcile net income
    (loss) to net cash provided by
      operating activities:
   Minority interest                                -          (28,642)
   Depreciation and amortization                  20,426        18,578
 Changes in operating assets and
    liabilities:
     Decrease(increase)in accounts receivable      1,065        (2,361)
     Decrease(increase)in prepaid expenses
      and other assets                           (14,648)        6,613
     Increase (decrease) in accounts payable
      and accrued expenses                       (98,390)       13,687
     Increase in interest payable to
      related entities                           124,180       119,906
     Decrease in deferred income                  (2,500)         -
                                             -----------     ---------
       Net cash used by
        operating activities                    (134,122)      (42,685)
                                             -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital asset expenditures                        -             -
                                             -----------     ---------
       Net cash used in
       investing activities                         -             -
                                             -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related entities             41,403        81,214
  Proceeds from notes payable to
   related entities                               75,000          -
  Principal payments on notes payable
    to related entities                           (1,371)       (9,444)
  Principal payments on notes payable            (21,196)      (19,288)
                                             -----------     ---------
       Net cash provided by
        financing activities                      93,836        52,482
                                             -----------     ---------
NET (DECREASE) INCREASE IN CASH                  (40,286)        9,797

CASH, beginning of period                         44,914        14,164
                                             -----------     ---------
CASH, end of period                          $     4,628     $  23,961
                                             ===========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     3,804     $   7,115
                                             ===========     =========

The accompanying notes are an integral part of these consolidated financial statements.
                                      5



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

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, and results of operations and cash flows of the Company at March 31, 2007 and for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, from which the December 31, 2006, audited balance sheet information was derived.

2.  LOSS PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share was 3,502,000 and 3,400,000 for the three-month periods ended March 31, 2007 and 2006.

3.  LEASES

The land underlying the Callaway Golf Center is leased by AAGC. The lease expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The CGC did not reach the gross revenues that would require the payment of contingent rent as of March 31, 2007. The lease has a corporate guarantee by AASP.



                                       6



4.  RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) the Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada (the "Paradise Store" and "Rainbow Store") and (b) three golf retail stores, two are named Saint Andrews Golf Shop ("SAGS")and one is a Las Vegas Golf and Tennis (the "District Store"), owned by the Company's President and his brother. Administrative/accounting payroll and employee benefits are allocated based upon an annual review of the personnel time expended for each entity. Amounts allocated these related parties by the Company were $37,932 and $10,905 for the three months ended March 31, 2007 and 2006, respectively. During the first quarter two notes totaling $75,000 was issued by the District Store and each note has a maturity date of one year and accrues interest at 10 percent per annum. Related party interest expense was $129,420 and $119,900 for the three months ended March 31, 2007 and 2006 respectively.

5.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of March 31, 2007, the Company had a working capital deficit of $2,925,995 and a shareholders' equity deficiency of $8,388,376. CGC has generated positive cash flow before corporate overhead that is in place to support of the CGC and the public company operations. There is no assurance that the positive cash flow will continue.

Management believes that its operations, and existing cash balances as of March 31, 2007 may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
                                       7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related notes included in this report.

OVERVIEW

The Company's operations consist of the managing and operating the Callaway Golf Center ("CGC"). The CGC includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two spaces that have been leased to tenants. One of the spaces is occupied by an affiliated retail store. The other space was for a restaurant and bar that was unoccupied as of the beginning of 2006. A lease was signed with a new tenant on January 25, 2006 and the restaurant re-opened in February 2006. The lease was for an initial one year and the tenant elected to extend the lease for additional four-year term through 2011.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended March 31, 2007 were consistent at $546,908 compared to $546,405 reported for the three months ended March 31, 2006. Several of the fees comprising the total revenue did vary from the prior year. Green fees decreased by $9,067 to $169,193 in 2007 from $178,260 in 2006 as a result of poor weather in the first two months of 2007. A very strong March helped the CGC partially recover from the lower green fees in the first two months of 2007. March green fees comprised approximately 51.0% of 2007 first quarter's green fees. During the first quarter of 2007 the CGC marketed itself to several golf leagues that resulted in $8,580 of golf league fees during the first quarter of 2007 compared to no revenues in 2006. Golf cart rental increased by $3,220 from $43,410 in 2006 to $46,630 in 2007 due to an 12.5%
increase in the rental rates. Club rentals revenue decreased by $2,539 to $26,765 from $29,304 due to the poor weather discouraging tourists from to visiting the CGC in 2007. Driving range revenue remained consistent at $191,539 compared to $192,061 for the three months ended March 31, 2007, respectively. Group activities revenue decreased by $5,686 due to a local university no longer conducting golf lessons in 2007. Tenant revenue increased by $4,280 to $51,592 in 2007 from $47,312 in 2006 due to the fact that the first quarter of 2006 was missing one month of restaurant rent since the new tenant did not occupy the restaurant space until February 2006.

COST OF REVENUES. Cost of revenues consist mainly of commissions paid to the golf instructors, the payroll and benefits paid expenses of the CGC staff, cost of merchandise sold and operating supplies. Costs of revenues decreased by $11,635 to $132,707 in 2007 as compared to $144,342 in 2006. The decrease is primarily due to decrease of $20,179 in golf operating supplies to $3,321 in 2007 from $23,500 in 2006 since there was a large purchase of range balls, range mats, and other miscellaneous operating supplies for the driving range in 2006, and there were no large purchases in 2007. Salaries for rangers and starters on the golf course increased $3,371 from $25,796 to $29,167 due to additional shifts being added for golf course rangers and a starter who started working on weekends only. In addition, salaries for janitorial services increase by $3,302 from $5,422 in 2006 to $8,724 in 2007 due to the payment of accrued vacation hours and increases in hourly pay.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased by $32,035 to $424,938 as compared to $456,973 in 2005. Salary allocations for accounting/administrative support provided to related entities reduce the Company's payroll expense. The Company periodically reviews time expended on providing these services to related entities. There was a large increase in allocated salaries due primarily to the addition of a store owned by the Company's President and his brother (the "District Store") that opened in May 2006. This revised salary allocation caused administrative salaries, payroll taxes and benefits to decrease by $29,232 to $41,326 in 2007 from $70,558 in 2006. Legal expenses decreased by $11,893 from 6,226 in 2006 to $18,119 in 2007 due to the Sierra SportService, Inc litigation noted below that started at the end of 2005 and continued into 2006. Advertising expense increase by $6,700 from $1,709 in 2006 to $8,409 in 2007 as the CGC advertised discounts on range balls and green fees in 2007. Finally, water utility bills increase by $4,734 from $20,331 from $15,597 due an increase in rates by the Las Vegas Water Authority.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. Interest expense increased to $133,224 for the three months ended March 31, 2007 from $125,620 for the three months ended March 31, 2007 due to several additional loans from affiliates used to help fund operations.

NET LOSS. The net loss before minority interest for the three months ended March 31, 2007 was $164,255 as compared to net loss of $199,108 for the same period in 2006. The difference of $34,853 is due to the decrease in purchase of golf supplies and legal expenses plus increased allocated salaries due to the District Store. These changes were offset by the additional interest expense incurred in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had a working capital deficit of $2,925,995 as compared to a working capital deficit of $2,874,743 at December 31, 2006. The CGC has generated positive cash flow before corporate overhead. There is no assurance that it will continue to provide positive cash flow.

Management believes that the CGC operations and existing cash balances as of March 31, 2007, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2006, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2007, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief

Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies appealed the judgment to the Nevada Supreme Court (the "Court"). Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 including the judgment, interest, and attorney's fees. In October 2006, the Court ruled in favor of the defendant and remanded the case to the district court for further action. A settlement hearing is scheduled in the district court for June 4, 2007.

In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban Land claims the Company misused an alleged $880,000 settlement related to construction defects lawsuits. An arbitrator has been appointed by the American Arbitration Association and arbitration is scheduled for October 2007.

Urban land has also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company remain essentially identical to the claims above. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. The Company has filed a motion to dismiss against the plaintiff's claims in this lawsuit but the Court provided the plaintiff with a limited amount of discovery. The discovery process has begun and depositions are expected to continue until June 2007.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: May 21, 2007
                                 By: /s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer (Principal
                                     Executive Officer) and Treasurer
                                     (Principal Financial Officer)