Form 10QSB
period 2007-06-30
ALL AMERICAN SPORTPARK INC
filed 2007-08-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2007




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

As of June 30, 2007 3,502,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]



                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 2007 (unaudited) and December 31, 2006......     3

         Condensed Consolidated Statements of Operations
         Three Months Ended June 30, 2007 and 2006 (unaudited)     4

         Condensed Consolidated Statements of Operations
         Six Months Ended June 30, 2007 and 2006 (unaudited)..     5

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2007 and 2006 (unaudited)..     6

         Notes to Condensed Consolidated Financial Statements
         (unaudited) .........................................     7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ...................................     9

Item 3.  Controls and Procedures ............................     13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     13

Item 2.  Changes in Securities ..............................     14

Item 3.  Defaults Upon Senior Securities ....................     14

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     14

Item 5.  Other Information ..................................     14

Item 6.  Exhibits and Reports on Form 8-K ...................     14

SIGNATURES ..................................................     15

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
                                                2007            2006
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $     1,900    $    44,914
  Accounts receivable                              1,337          5,446
  Prepaid expenses and other                      20,234          4,345
                                             -----------    -----------
     Total current assets                         23,471         54,705

Leasehold improvements and equipment, net        922,901        937,501
                                             -----------    -----------
     Total assets                            $   946,372        992,206
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related entities                          $ 2,066,156    $ 1,966,156
  Current portion of other long-term debt         92,108         87,866
  Interest payable to related entities           686,509        594,486
  Accounts payable and accrued expenses          231,287        280,940
                                             -----------    -----------
     Total current liabilities                 3,076,060      2,929,448

Notes payable to related entities, net of
  current portion                              3,359,220      3,361,963
Interest payable to related entities           2,058,973      1,902,300
Due to related entities                          993,195        944,391
Long-term debt, net of current portion            24,418         71,558
Deferred Income                                    1,667          6,667
                                             -----------    -----------
     Total liabilities                         9,513,533      9,216,327
                                             -----------    -----------
Minority interest in subsidiary                      -              -
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 shares
   issued and outstanding at June 30, 2007,
   and December 31, 2006, respectively             3,502          3,502
  Additional paid-in capital                  13,327,173     13,327,173
  Accumulated deficit                        (21,897,836)   (21,554,796)
                                             -----------    -----------
     Total shareholders' equity deficiency    (8,567,161)    (8,224,121)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $   946,372    $   992,606
                                             ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (UNAUDITED)

                                                 2007          2006
                                             -----------    -----------

Revenues                                       $ 673,317      $ 654,450
Cost of revenues, excluding depreciation         190,896        162,850
                                             -----------    -----------

     Gross profit                                482,421        491,600
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative           505,874        571,295
   Depreciation and amortization                  20,483         18,379
                                             -----------    -----------
     Total operating expenses                    526,357        589,674
                                             -----------    -----------

Operating loss                                   (43,936)       (98,074)

Other income (expense):
   Interest expense                             (134,978)      (124,696)
   Other income                                      129           -
                                             -----------    -----------
     Loss before minority
      interest                                  (178,785)      (222,770)

Minority interest                                     -          31,080
                                             -----------    ------------
Net loss                                     $  (178,785)   $  (191,690)
                                             ===========    ============
NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.05)   $     (0.06)
                                             ===========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                (UNAUDITED)



                                                 2007          2006
                                             -----------    -----------

Revenues                                     $ 1,220,226    $ 1,200,855
Cost of revenues, excluding depreciation         323,603        307,192
                                             -----------    -----------
     Gross profit                                896,623        893,663
                                             -----------    -----------

Operating expenses:

  Selling, general and administrative            930,811      1,028,268
  Depreciation and amortization                   40,909         36,957
                                             -----------    -----------
     Total operating expenses                    971,720      1,065,225
                                             -----------    -----------

Operating loss                                   (75,097)      (171,562)

Other income (expense):
  Interest expense                              (268,203)      (250,317)
  Other expense                                      260           -
                                             -----------    -----------
     Loss before minority
      interest                                  (343,040)      (421,879)

Minority interest                                   -            59,723
                                             -----------    -----------
Net loss                                     $  (343,040)   $  (362,156)
                                             ===========    ============

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.10)   $    (0.11)
                                             ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (UNAUDITED)

                                                2007            2006
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (343,040)   $  (362,156)
   Adjustment to reconcile net loss
     to net cash used in operating
     activities:
   Decrease in minority interest                    -           (59,725)
   Depreciation and amortization                  40,909         36,957
   Changes in operating assets and liabilities:
     Decrease in accounts receivable               4,109          2,282
    (Increase) decrease prepaid expenses
       and other                                 (15,889)        17,534
     (Decrease)increase in accounts payable
      and accrued expenses                       (49,653)        64,880
     Increase in interest payable to
      related entities                           248,696        239,337
     (Decrease) in deferred expense               (5,000)          -
                                             -----------     ----------
       Net cash used in operating
        activities                              (119,868)       (60,891)
                                              -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital asset expenditures                     (26,309)          -
                                              -----------    ----------
       Net cash used in
        investing activities                     (26,309)          -
                                              -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to
   related entities                              100,000           -
  Principal payments on notes payable
    to related entities                           (2,743)        (9,444)
  Principal payments on other notes payable      (42,898)       (39,037)
  Increase in due to related entities             48,804        129,890
                                             -----------     ----------
      Net cash provided by financing
       activities                                103,163         81,409
                                             -----------     ----------
NET (DECREASE) INCREASE IN CASH                  (43,014)        20,518

CASH, beginning of period                         44,914         14,164
                                             -----------    -----------
CASH, end of period                          $     1,900     $   34,682
                                             ===========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     7,102     $   10,963
                                             ===========     ===========
  Cash paid for taxes                        $      -        $     -
                                             ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of All-American SportPark, Inc. ("AASP" or the "Company"), include the accounts of AASP and its 65% owned subsidiary, All-American Golf Center, Inc. ("AAGC"), (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. The operations of the Callaway Golf Center ("CGC") are included in AAGC.

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2007 and for all prior periods presented.

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

2.   INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic and diluted loss per share were 3,502,000 and 3,400,000 for the three-month and six-month periods ended June 30, 2007 and 2006 respectively.

3.   LEASES

The land underlying the Callaway Golf Center is leased by AAGC. The original lease expires in 2012 and the Company has exercised one of two five year renewal options extending the lease through 2017. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The CGC did not reach the gross revenues that would require the payment of contingent rent as of June 30, 2007. The lease has a corporate guarantee by AASP.

4.   RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada, (the "Paradise Store" and "Rainbow Store"), (b) three golf retail stores, two are named Saint Andrews Golf Shop ("SAGS")and one is a Las Vegas Golf and Tennis, owned by the Company's President and his brother. Administrative/accounting payroll and employee benefits are allocated based on an annual review the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $81,534 and $22,404 for the six-months ended June 30, 2007 and 2006, respectively. During the first six months ending June 30, 2007 three notes totaling $100,000 were issued by the District store and each note has a maturity date of one year and accrues interest at 10 percent per annum. Related party interest expense was $131,681 and $119,453 for the three months period and $261,101 and $239,353 for the six month period ending June 30, 2007 and 2006 respectively.

5.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of June 30, 2007, the Company had a working capital deficit of $3,052,589 and a shareholders' equity deficiency of $8,567,161. CGC has generated positive cash flow before corporate overhead that is in place to support of the CGC and public company operations and interest expense. There is no assurance that the positive cash flow will continue.

Management believes that its operations, and existing cash balances as of June 30, 2007 may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

OVERVIEW

The Company's operations consist of the management and operation of the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two sub-leased spaces. The first is occupied by the Saint Andrews Golf Shop retail store. The other space was for a restaurant and bar that was unoccupied as of the beginning of 2006. A lease was signed with a new tenant on January 25, 2006 and the restaurant re-opened in February 2006. The lease was for an initial one-year period. The Company and the tenant agreed to extend the lease for an additional one-year term through 2008.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended June 30, 2007 increased $18,867 or 2.6% to $673,317 from $654,450 reported for the three months ended June 30, 2006. The increase in revenues is attributed to an increase in golf course green fees, driving range revenues and golf cart rentals offset by a decrease in golf lesson fees. Golf course green fees increased by $18,901 to $211,837 in 2007 from $192,936 in 2006 due to a change in the summer rates. Effective June 1, 2007, summer rates were increased by 22% for locals and 33.3% for tourists which resulted in an additional $12,737 in green fees in the month of June 2007 compared to June 2006. In addition, summer rates were not offered on weekends as it had in the prior year. Golf cart rentals increased by $8,808 from $69,703 to $60,895 for the three months ending June 30, 2007 compared to the same period in 2006. This is the result of the increased rental rates that were charged during the quarter. Driving range revenues increased by $7,838 to $232,562 in 2007 from $224,724 in 2006. This increase is due to implementation of new E-range system on the driving range that occurred at the beginning of June 2007. This system replaced tokens and with electronic PIN numbers printed on each customer receipt. The new system prevents counterfeit tokens from being placed in the ball dispensers which resulted in a $15,113 or 24.7% increase in June's range revenues compared to the same month in the prior year and also help offset a slow month of May 2007. There was a decrease in golf lesson fees of $16,910 to $63,640 in 2007 compared to $80,550 in 2006 due to turnover in golf pro staff. Three golf pros moved to other courses at the start of the second quarter and were not replaced until the start of the third quarter 2007. Golf club rentals were consistent at $32,884 for the three months ended in June 30, 2007 compared to $30,369 for the three months ended in June 2006.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of ACG staff, and operating supplies. Cost of revenues increased by $28,046 or 17.2% to $190,896 from $162,850 for the same period in the prior year. Commissions paid to golf instructors decreased by $4,295 from $47,594 in 2007 to $51,889 in 2006 due directly to reduced golf lesson fees incurred in the third quarter. In April 2007 a purchase of $26,419 of new range balls for the course increased golf operating supplies by $25,285 to $37,278 in 2007 from

$11,993 in 2006. The payroll and payroll taxes for park services increased by $9,285 to $29,509 in 2007 from $20,225 in 2006 compared to last year due to the addition of rangers during the weekdays and part-time maintenance personnel to help service the golf carts at the beginning of the year.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased $65,421 or 11.5% to $505,874 from $571,295 for the three months ending June 30, 2007 and 2006 respectively. Audit and tax expense decreased by $41,417 to $14,000 from $55,417 in the prior year. The decrease in expenses was due to the fact that the Company had to respond to several SEC comment letters and also had to change the Company's registered public accounting firm in the prior year. As noted earlier in the related party footnote, the Company annually reviews the amount of personnel time spent on providing accounting and administrative services to other related entities. There was a large change in allocated salaries due primarily to the addition of a store owned by the Company's President and his brother (the "District Store") that opened in May 2006. This revised salary allocation caused administrative salaries, payroll taxes and benefits to decrease by a net $20,488 to $45,648 in 2007 from $66,136 in 2006. This was partially offset by an increase in payroll for an office assistant hired in the second quarter of 2007 and higher salary for a new accountant.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. For the three months ended June 30, 2007 there was an increased in interest expense of $10,282 due to additional borrowings from affiliated stores to fund operations.

NET LOSS. The net loss before minority interest for the three months ending June 30, 2007 is a net loss of $(178,785) compared to a loss of $(222,770) in the prior year. The difference of $19,048 is due to a lower gross profit and a decrease in audit fees and net payroll offset by an increase in interest expense.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the six months ended June 30, 2007 increased by $19,371 or 1.6% to $1,220,226 from $1,200,855 reported for the same period in 2006. This increase in revenues is due to golf course green fees, driving range fees, golf cart rentals and restaurant lease income offset by golf lesson fees. The golf lesson fees increased by $9,833 to $381,029 in 2007 compared to $371,196 in 2006 because of the improved course condition that allowed summer rates to be raised by 22% for locals and 33.3% for tourists in June 2007 and also allowed no discounts to be on weekends and help offset the lowered revenues from the first quarter that resulted from bad weather. Driving range revenues increased due to the purchase and implementation of the new E-Range system by $7,315 to $424,101 in 2007 from $416,786 in 2006. Prior to the purchase revenues were flat for the first five months of 2007. The improved safeguard against counterfeit tokens and ease of use will continue to increase revenues in the following periods. Golf cart rentals also increased by $12,028 or 11.5% to $116,333 from $104,305 for six months ended 2007 and 2006. This was due in an increase in rental rates of 12.5%. Restaurant lease income increased by $8,800 in 2007 to $24,800 in 2007 from $16,000 in 2006 due to new tenant did not occupy the restaurant until end of the first quarter of 2006 and 4% increase in the base rent after the initial one year term of the lease. Golf lesson fees decreased by $13,385 to $114,160 in 2007 from $127,525 in 2006 as a result of the turnover in the golf pro staff that occurred in the second quarter.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of CGC staff, cost of merchandise sold and operating supplies. Cost of revenues increased by $16,411 or 5.3% to $323,603 from $307,192 for the same period of the prior year. The payroll and payroll taxes for park services increased by $17,001 to $58,677 in 2007 from $41,676 in 2006 due to additional golf course rangers added in the first quarter of the year to help control traffic on the course and a part-time maintenance personnel to help service the golf carts. Golf operating supplies for the range increased by $7,483 to $38,051 in 2007 from $30,568 in 2006 due to purchase of additional range matts and miscellaneous supplies. Wages for caddies decreased by $8,220 to $28,057 in 2007 compared to $36,277 in 2006 due to inclement weather in the first quarter of 2007 resulted in less caddies being scheduled to work at the CGC.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses decreased by $97,457 to $930,811 from $1,028,268 for the same period in the prior year. Audit and tax expense decreased by $42,917 to $19,000 from $61,917 in the prior year. The decrease in expenses was due to the Company had to respond to several SEC comment letters and also changed their public accounting firm in the prior year which resulted in billings from two separate auditing firms. The decreased expenses were related to responding to SEC comment letters and a change of Company's registered public accounting firm that occurred in April 2006. As noted earlier in the three month ended 2007, there was a change in the annual allocation of administrative/accounting payroll and benefits.
This revised salary allocation caused administrative salaries, payroll taxes and benefits to decrease by a net $49,720 to $86,974 in 2007 from $136,694 in 2006. Legal expenses decreased by a $11,353 from $44,162 in 2007, to $55,515 in 2006, due to a payment to the arbitrators on the Urban Land Litigation in 2006. There was an increase of $6,538 in HVAC repairs and maintenance to $10,090 in 2007 from $3,552 in 2006 for the air conditioned unit over the restaurant.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. Interest expense increased $17,886 to $268,203 in 2007 compared to $250,317 in 2006 due to an increase in borrowing from affiliated stores.

NET LOSS. The net loss before minority interest for the six months ending June 30, 2007 is $343,040 compared to a loss of $421,879 in the prior year. The difference of $78,839 is due to lower gross profit and selling and general administrative expenses offset by an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had a working capital deficit of $3,052,589, as compared to a working capital deficit of $2,874,743 at December 31, 2006. The CGC has generated positive cash flow before corporate overhead. There is no assurance that it will continue to provide positive cash flow.

Management believes that the CGC operations and existing cash balances as of June 30, 2007, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2006, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2007, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007. There have been no changes in internal control over financial reporting that occurred during the second quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies appealed the judgment to the Nevada Supreme Court (the "Court"). Western Technologies was required to and did file a bond in the amount of the judgment to date, which is approximately $1,180,000 including the judgment, interest, and attorney's fees. In October 2006, the Court ruled in favor of the defendant and remanded the case to the district court for further action. A settlement hearing has been scheduled in the district court for August 2007.

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

Urban land has also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company remain essentially identical to the claims above. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. The Company has filed a motion to dismiss against the plaintiff's claims in this lawsuit but the Court provided the plaintiff with a limited amount of discovery. The discovery process has begun and depositions are expected to continue until October 2007.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: August 14, 2007
                                  By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer(Principal
                                     Executive Officer) and Treasurer
                                     (Principal Financial Officer)