Form 10QSB
period 2007-09-30
ALL AMERICAN SPORTPARK INC
filed 2007-11-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2007




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

As of September 30, 2007 3,502,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]




                        ALL-AMERICAN SPORTPARK, INC.
                                  FORM 10-QSB
                                    INDEX
                                                                      Page
                                                                     Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2007 (unaudited) and December 31, 2006........  3

         Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 2007 and 2006 (unaudited)..  4

         Condensed Consolidated Statements of Operations
         Nine Months Ended September 30, 2007 and 2006 (unaudited)...  5

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2007 and 2006 (unaudited)...  6

         Notes to Condensed Consolidated Financial Statements
         (unaudited) ................................................  7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..........................................  9

Item 3.  Controls and Procedures .................................... 12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .......................................... 13

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

Item 4.  Submission of Matters to a Vote of Security
         Holders .................................................... 14

Item 5.  Other Information .......................................... 14

Item 6.  Exhibits and Reports on Form 8-K ........................... 14

SIGNATURES .......................................................... 15

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS
                                                2007            2006
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $   231,778    $    44,914
  Accounts receivable                              3,421          5,446
  Prepaid expenses and other                       8,662          4,345
                                             -----------    -----------
     Total current assets                        243,861         54,705

Leasehold improvements and equipment, net        913,820        937,501
                                             -----------    -----------
     Total assets                            $ 1,157,681        992,206
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related entities                          $ 2,100,777    $ 1,966,156
  Current portion of other long-term debt         94,308         87,866
  Interest payable to related entities           734,732        594,486
  Accounts payable and accrued expenses          246,108        280,940
                                             -----------    -----------
     Total current liabilities                 3,175,925      2,929,448

Notes payable to related entities, net of
  current portion                              3,403,227      3,361,963
Interest payable to related entities           2,137,319      1,902,300
Due to related entities                        1,120,311        944,391
Long-term debt, net of current portion               -           71,558
Deferred Income                                      -            6,667
                                             -----------    -----------
     Total liabilities                         9,836,782      9,216,327
                                             -----------    -----------
Minority interest in subsidiary                     -              -
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                  -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 shares
   issued and outstanding at September 30,
   2007, and December 31, 2006, respectively       3,502          3,502
  Additional paid-in capital                  13,327,173     13,327,173
  Accumulated deficit                        (22,009,777)   (21,554,796)
                                             -----------    -----------
     Total shareholders' equity deficiency    (8,679,102)    (8,224,121)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $ 1,157,681    $   992,206
                                             ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                 (UNAUDITED)

                                                 2007          2006
                                             -----------    -----------

Revenues                                       $ 529,256      $ 502,121
Cost of revenues, excluding depreciation         161,377        158,096
                                             -----------    -----------

     Gross profit                                367,879        344,025
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative           624,187        514,509
   Depreciation and amortization                  19,138         18,360
                                             -----------    -----------
     Total operating expenses                    643,854        532,869
                                             -----------    -----------

Operating loss                                  (275,974)      (188,844)

Other income (expense):
   Interest expense                             (136,269)      (125,041)
   Loss on stock sale                                 -         (11,033)
   Other income                                  300,303            812
                                             -----------    -----------
     Loss before minority
      interest                                  (111,941)       (324,106)

Minority interest                                     -          67,360
                                             -----------    ------------
Net loss                                     $  (111,941)    $  (256,746)
                                             ===========    ============
NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.03)    $     (0.08)
                                             ===========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                (UNAUDITED)


                                                 2007          2006
                                             -----------    -----------

Revenues                                     $ 1,749,482    $ 1,702,976
Cost of revenues, excluding depreciation         484,979        465,288
                                             -----------    -----------
     Gross profit                              1,264,503      1,237,688
                                             -----------    -----------

Operating expenses:

  Selling, general and administrative          1,554,998      1,542,777
  Depreciation and amortization                   60,576         55,317
                                             -----------    -----------
     Total operating expenses                  1,615,575      1,598,094
                                             -----------    -----------

Operating loss                                  (351,072)      (360,406)

Other income (expense):
  Interest expense                              (404,472)      (375,359)
  Loss on stock sale                                  -         (11,033)
  Other income                                   300,563            812
                                             -----------    -----------
     Loss before minority
      interest                                  (454,982)      (745,986)

Minority interest                                   -           127,083
                                             -----------    -----------
Net loss                                     $  (454,982)   $  (618,903)
                                             ===========    ============

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.13)   $    (0.18)
                                             ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                 (UNAUDITED)

                                                2007            2006
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (454,981)   $  (618,903)
   Adjustment to reconcile net loss to
     net cash used in operating activities:
   Decrease in minority interest                    -          (127,086)
   Depreciation and amortization                  60,576         55,317
   Bad Debt Expense                                 -            11,033
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts                2,025         (2,781)
       receivable
    (Increase) decrease prepaid expenses
       and other                                  (4,316)        20,254
     (Decrease)increase in accounts payable
      and accrued expenses                       (34,832)        82,246
     Increase in interest payable to
      related entities                           375,265        359,598
     Increase (decrease) in deferred              (6,667)         9,167
      expense
                                             -----------     ----------
       Net cash used in operating
        activities                               (62,928)      (211,195)
                                              -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital asset expenditures                     (36,895)          -
  Proceeds from sale of stock                        -          113,967
                                              -----------    ----------
       Net cash used in
        investing activities                     (36,895)       113,967
                                              -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related entities            175,920        170,806
  Proceeds from notes payable to
   related entities                              180,000        100,000
  Principal payments on notes payable
    to related entities                           (4,115)       (84,444)
  Principal payments on other notes payable      (65,116)       (59,255)
                                             -----------     ----------
      Net cash provided by financing
       activities                                286,689        127,107
                                             -----------     ----------
NET INCREASE IN CASH                             186,866         29,929

CASH, beginning of period                         44,912         14,164
                                             -----------    -----------
CASH, end of period                          $   231,778     $  44,093
                                             ===========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     9,884     $   15,745
                                             ===========     ==========
  Cash paid for taxes                        $      -        $     -
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

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2007 and for all prior periods presented.

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

2.   INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic and diluted loss per share were 3,502,000 and 3,400,000 for the three-month and nine-month periods ended September 30, 2007 and 2006 respectively.

3.   LEASES

The land underlying the Callaway Golf Center is leased by AAGC. The original lease expires in 2012 and the Company has exercised one of two five year renewal options extending the lease through 2017. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The CGC did not reach the gross revenues that would require the payment of contingent rent as of September 30, 2007. The lease has a corporate guarantee by AASP.

4.   RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada, (the "Paradise Store" and "Rainbow Store"), (b) three golf retail stores, two are named Saint Andrews Golf Shop ("SAGS")and one is a Las Vegas Golf and Tennis, owned by the Company's President and his brother. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $47,520 and $43,449 for the nine months ended September 30, 2007 and 2006, respectively. In July, the company decided not to allocate certain positions to the related parties due to the inconsistency of work done for the related parties by these positions.
During the first nine months ending September 30, 2007 four notes totaling $135,000 were issued by the District store and each note has a maturity date of one year and accrues interest at 10 percent per annum. Saint Andrews Golf Shop also issued $45,000 in notes receivable with a maturity date of one year
and accrues interest at 10% per annum.   Related party interest expense was
$116,165 and $120,261 for the three months period and $345,263 and $359,614 for the nine month period ending September 30, 2007 and 2006 respectively.

5.  LEGAL MATTERS

The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies appealed the judgment to the Nevada Supreme Court (the "Court"). In October 2006, the Court ruled in favor of the defendant and remanded the case to the district court for further action. A settlement was reached in the Western Technologies lawsuit on September 28, 2007. The amount of the settlement was $550,000, of which $250,000 was paid to the Company's attorneys as legal fees and the Company received $300,000, which was recorded as part of other income totaling $300,563.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of September 30, 2007, the Company had a working capital deficit of $2,932,064 and a shareholders' equity deficiency of $8,989,158. CGC did not generate a positive cash flow before corporate overhead that is in place to support of the CGC and public company operations and interest expense.

Management believes that its operations, and existing cash balances as of September 30, 2007 may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

OVERVIEW

The Company's operations consist of the management and operation of the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two sub-leased spaces. The first is occupied by the Saint Andrews Golf Shop retail store. The other space was for a restaurant and bar that was unoccupied as of the beginning of 2006. A lease was signed with a new tenant on January 25, 2006 and the restaurant re-opened in February 2006. The lease was for an initial one-year period. The Company and the tenant agreed to extend the lease for an additional one-year term through January 2008.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended September 30, 2007 increased $27,135 or 5.4% to $529,256 from $502,121 reported for the three months ended September 30, 2006. The increase in revenues is attributed to an increase in golf course green fees, and golf club rentals offset by a decrease in golf lesson fees. Golf course green fees increased by $40,272 to $156,859 in 2007 from $116,587 in 2006 due to an increase in business and a change in the summer rates. Effective June 1, 2007, summer rates were increased by 22% for locals and 33.3% for tourists. In addition, summer rates were not offered on weekends as it had in the prior year. Golf cart rentals were flat year-to-year from $57,558 to $57,989 for the three months ending September 30, 2007 compared to the same period in 2006. Driving range revenues decreased by $9,321 to $183,348 in 2007 from $192,669 in 2006 due to an unseasonably hot summer. There was a decrease in golf lesson fees of $14,229 to $41,407 in 2007 compared to $55,636 in 2006 due to turnover in golf pro staff and an unseasonably hot summer. Golf club rentals increased by $4,882 to $26,146 for the three months ended in September 30, 2007 compared to $21,264 for the three months ended in September 2006.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of ACG staff, and operating supplies. Cost of revenues increased by $3,281 to $161,377 from $158,096 for the same period in the prior year. Commissions paid to golf instructors decreased by $5,400 from $31,520 in 2007 to $36,920 in 2006 due directly to reduced golf lesson fees incurred in the third quarter. In September 2007 a purchase of $21,280 of new range balls for the course increased golf operating supplies by $31,865 to $49,642 in 2007 from $23,600 in 2006.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased $109,679 to $624,187 from $514,509 for the three months ending September 30, 2007 and 2006 respectively. An increase was seen in two areas: legal expenses for the Urban Land litigation of $48,731, and occupancy costs for $23,281 due to increased water and property taxes.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. For the three months ended September 30, 2007 there was an increased in interest expense of $11,228 due to additional borrowings from affiliated stores to fund operations. There was also a $300,000 increase in settlement income due to the Western Technologies Settlement discussed more thoroughly in Part II - Item 1 - Legal Proceedings.

NET LOSS. The net loss before minority interest for the three months ending September 30, 2007 was $(111,941) compared to a net loss of $(324,106) in the prior year. The difference of $212,167 is primarily due the Western Technologies settlement for $300,000 which is partially offset by an increase in legal fees of $48,731.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the nine months ended September 30, 2007 increased by $46,506 or 2.7% to $1,749,482 from $1,702,976 reported for the same period in 2006. This increase in revenues is due to golf course green fees, golf cart rentals and restaurant lease income offset by golf lesson fees. The golf course greens fees increased by $50,106 to $537,889 in 2007 compared to $487,783 in 2006 because of the improved course condition that allowed summer rates to be raised by 22% for locals and 33.3% for tourists in June 2007 and also allowed no discounts to be on weekends and help offset the lowered revenues from the first quarter that resulted from bad weather. Golf cart rentals also increased by $11,597 to $173,891 from $162,294 for the nine months ended 2007 and 2006. This was due in an increase in rental rates of 12.5%. Restaurant lease income increased by $9,280 in 2007 to $37,280 in 2007 from $28,000 in 2006 due to the new tenant did not occupy the restaurant until end of the first quarter of 2006 and 4% increase in the base rent after the initial one year term of the lease. Golf lesson fees decreased by $27,594 to $155,567 in 2007 from $183,161 in 2006 as a result of the turnover in the golf pro staff that occurred in the second quarter, and unseasonably warm weather during third quarter.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of CGC staff, cost of merchandise sold and operating supplies. Cost of revenues increased by $19,691 to $484,979 from $465,288 for the same period of the prior year. Wages for park services increased by $12,559 to $77,603 in 2007 from $65,044 in 2006 due to additional golf course rangers added in the first quarter of the year to help control traffic on the course and a part-time maintenance personnel to help service the golf carts. Golf operating supplies for the range increased by $18,765 to $81,896 in 2007 from $63,131 in 2006 due to purchase of additional range matts and miscellaneous supplies.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased by $12,220 to $1,554,998 from $1,542,777 for the same period in the prior year. Audit and tax expense decreased by $44,667 to $31,000 from $75,667 in the prior year. The decrease in expenses was due to the Company had to respond to several SEC comment letters and also changed their public accounting firm in the prior year which resulted in billings from two separate auditing firms. The decreased expenses were related to responding to SEC comment letters and a change of Company's registered public accounting firm that occurred in April 2006. As noted earlier in the three month ended 2007, there was an increase in legal fees of $25,529 due to litigation with Urban Land discussed more thoroughly in Part II - Item 1 - Legal Proceedings.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. Interest expense increased $29,113 to $404,472 in 2007 compared to $375,359 in 2006 due to an increase in borrowing from affiliated stores. Other income increased by $299,751 to $300,563 for 2007 compared to $812 in 2006. This was due to the Western Technologies Settlement discussed more thoroughly in Part II - Item 1 - Legal Proceedings.

NET LOSS. The net loss before minority interest for the nine months ending September 30, 2007 is $454,982 compared to a loss of $745,986 in the prior year. The difference of $291,004 is due to the Western Technologies Settlement discussed further in the legal section.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had a working capital deficit of $2,932,064 as compared to a working capital deficit of $2,874,743 at December 31, 2006. The CGC did not generate a positive cash flow before corporate overhead.

Management believes that the CGC operations and existing cash balances as of September 30, 2007, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2006, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates that the Town Square project will substantially increase traffic flow in the area of the golf center when it opens in November 2007, which expected to result in increased revenues for the golf center. The Town Square is a 1.5 million square foot super regional lifestyle center with a mix of retail, dining and office space that is being developed across the street from the golf center. In addition, the continued aggressive level of growth at the south end of the Las Vegas strip is expected to draw more local and tourist business to the golf center.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2007, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007. There have been no changes in internal control over financial reporting that occurred during the second quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies appealed the judgment to the Nevada Supreme Court (the "Court"). In October 2006, the Court ruled in favor of the defendant and remanded the case to the district court for further action. A settlement was reached on September 28, 2007. The amount of the settlement was $550,000, of which $250,000 was paid to the Company's attorneys as legal fees and the Company received $300,000.

In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban Land claims the Company misused an alleged $880,000 settlement related to construction defects lawsuits. The American Arbitration Association has appointed an arbitrator and arbitration is scheduled for February 2008.

Urban land has also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company remain essentially identical to the claims above. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. The Company has filed a motion to dismiss against the plaintiff's claims in this lawsuit but the Court provided the plaintiff with a limited amount of discovery. The discovery process has begun and depositions are expected to be ongoing.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: November 14, 2007
                                  By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive (Officer
                                     Principal Executive Officer) and
                                     Treasurer (Principal Financial Officer)