Form 10KSB/A
period 2006-12-31
ALL AMERICAN SPORTPARK INC
filed 2008-04-14
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB
                               AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Documents Incorporated By Reference:  None.




EXPLANATORY NOTE: On March 10, 2008 the President and Principal Financial and Accounting Officer of All-American Sportpark, Inc. (the Company) concluded that the previously issued consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, required restatement as a result of accounting errors contained therein. In particular the Company has determined that it had not correctly accounted for its land lease in accordance with Statement of Financial Accounting Standards No. 13 - Accounting for Leases ("SFAS 13"). SFAS 13 provides that operating leases with fixed rent escalations should be recognized on a straight-line basis over the lease term. The only changes made in this amendment are in
Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the financial statements.


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

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased by 31.8% or $920,166 to $2,066,560 in 2006 from $2,986,726 in 2005. The decrease is mainly due to having no settlement and litigation expenses in 2006 compared to $800,000 settlement for the Sierra Sportservice, Inc. litigation in the prior year. Lease expense decreased by $107,068 from $593,129 in 2006 to $486,061 as a payment was made in September 2005 to pay all unpaid incremental increases in the rent to Urban Land for the land on which CGC is located prior to this date to the commencement date of the lease. CGC has paid all rent increases since that date in accordance with the land lease. There was no bad debt expense in 2006 compared to $24,764 of expense in 2005 related to the Sports Entertainment Enterprises, Inc. sale in 2005. Additional amounts owed to the company were written off in first quarter of 2005 as bad debt expense. This was a decrease in landscaping services of $33,591 to $371,221 from $404,812 in 2006 and 2005 respectively. This decrease was due to the Company to settlement paid to a prior landscaping contractor in the first six months of 2005. Offsetting these decreases was an increase in audit and tax fees of $37,305 from $51,862 in 2005 to $89,167 in 2006 due a change in the Company's registered public accounting firm and responding to SEC comment letters in comment letters in 2006.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The consolidated financial statements are set forth on pages F-1 through F-20 hereto.

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

 21         Subsidiaries of the           Incorporated by reference to
            Registrant                    Exhibit 21 to the Registrant's
                                          Form SB-2 Registration Statement
                                          (No. 33-84024)

 23.1       Consent of Piercy Bowler      Previously filed.
            Taylor & Kern

 23.2       Consent of L.L. Bradford      Previously filed.
            & Company, LLC

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

As described in Note 1f to the financial statements, the Company failed to correctly account for its land lease in accordance with Statement of Financial Accounting Standards No. 13 - "Accounting for Leases", which provides that operating leases with fixed rent escalations should be recognized on a straight-line basis over the lease term. The Company has restated its 2006 financial statements to correct this error.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

March 28, 2007 (Except for Note 1f as to which date is April 11, 2008) Las Vegas, Nevada

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

As discussed in Note 1f to the consolidated financial statements, the consolidated financial statement as of and for the year ended December 31, 2005, have been retroactively restated to reflect the effects of previously unrecorded deferred rent payable and rent expense.

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

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 24, 2006, except for Note 1f, as to which the date is April 11, 2008

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2006 AND 2005

ASSETS
2006	2005
            (restated)   (restated)
                                                    -----------   ----------
Current assets:
  Cash                                              $    44,914   $   14,164
  Accounts receivable                                     5,446        2,664
  Prepaid expenses and other                              4,345       27,363
                                                     ----------   ----------
                                                         54,705       44,191

Leasehold improvements and equipment, net               937,501      971,010
Other assets                                               -         125,000
                                                     ----------   ----------
                                                     $  992,206   $1,140,201
                                                     ==========   ==========

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2006 AND 2005
                                (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

2006         2005
                                                    (restated)   (restated)
                                                   -----------   ----------

Current liabilities:
  Current portion of notes payable to
   related parties                                 $ 1,966,156   $1,410,156
  Current portion of other long-term debt               87,866       79,944
  Interest payable to related parties                  594,486      206,035
  Accounts payable and accrued expenses                280,940      223,335
                                                   -----------   ----------
                                                     2,929,448    1,919,470

Notes payable to related parties,
  net of current portion                             3,361,963    3,776,441
Other long-term debt, net of current portion            71,558      159,437
Interest payable to related parties                  1,902,300    1,809,790
Due to related parties                                 944,391      720,206
Deferred income                                          6,667         -
Deferred rent liability                                644,659      596,483
                                                   -----------   ----------
                                                     9,860,986    8,981,827
                                                   -----------   ----------

Minority interest in subsidiary                           -            -
                                                   -----------   ----------

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                        -            -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 and 3,400,000
   shares issued and outstanding at
   December 31, 2006 and 2005, respectively              3,502        3,400
  Additional paid-in capital                        13,327,173   13,306,875
  Deficit                                          (22,199,455) (21,191,901)
                                                   -----------  -----------

                                                    (8,868,780)  (7,841,626)
                                                   -----------  -----------

                                                   $   992,206  $ 1,140,201
                                                   ===========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


2006          2005
                                                    (restated)    (restated)
                                                   -----------   -----------

Revenues                                           $ 2,207,979   $ 2,152,867
Cost of revenues                                       597,763       529,261
                                                   -----------   -----------
     Gross profit                                    1,610,216     1,623,606
                                                   -----------   -----------

Operating expenses:
   Selling, general and administrative:
     Land rent                                         486,061       593,129
     Landscape maintenance                             371,221       404,812
     Settlements and litigation                           -          800,000
     Payroll, taxes and benefits                       392,991       359,748
     Utilities and Telephone                           285,882       295,076
     Other                                             530,405       533,961
                                                   -----------   -----------
                                                     2,066,560     2,986,726
   Depreciation and amortization                        74,828        95,122
                                                   -----------   -----------
                                                     2,141,388     3,081,848
                                                   -----------   -----------

Operating loss                                        (531,172)   (1,458,242)

Other income (expense):
   Interest income                                        -            2,256
   Interest expense                                   (504,547)     (503,811)
   Loss on sale of stock                               (11,033)         -
   Other income                                          1,015         8,394
   Other expense                                        (1,817)       (1,772)
                                                   -----------   -----------
     Loss before minority interest                  (1,047,554)   (1,953,175)

Minority interest                                         -          219,601
                                                   -----------   -----------
     Net loss                                      $(1,047,554)  $(1,733,574)
                                                   ===========   ===========

NET LOSS PER SHARE:
 Basic net loss per share                          $     (0.30)  $     (0.51)
                                                   ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                               ADDITIONAL
                     COMMON     PAID-IN
                     STOCK      CAPITAL        DEFICIT          TOTAL
                    ---------  -----------   ------------    ------------

Balances,
January 1, 2005     $  3,400   $12,689,185   $(19,061,926)   $(6,369,341)
(as previously
reported)
Adjustment                                       (356,401)      (356,401)

As restated            3,400    12,689,185    (19,418,327)    (6,725,742)

Capital contribu-
tions in the form
of debt
extinguishment                     617,690                       617,690

Net loss                                       (1,733,574)    (1,733,574)
                    --------   -----------   ------------    -----------
Balances,
December 31, 2005      3,400    13,306,875    (21,151,901)    (7,841,626)
(restated)

Stock issuance           102        20,298                        20,400

Net loss                                       (1,047,554)    (1,047,554)
                    --------   -----------   ------------    -----------
Balances,
December 31, 2006   $  3,502   $13,327,173   $(22,199,455)   $(8,868,780)
(restated)          ========   ===========   ============    ===========







The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2006         2005
                                                    (restated)   (restated)
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $(1,047,554)  $(1,733,574)
   Adjustment to reconcile net
    loss to net cash used in
    operating activities:
   Minority interest                                     -         (219,601)
   Depreciation and amortization                       74,828        95,122
   Loss on disposal of stock                           11,033          -
   Bad debts                                             -           24,764
   Stock based compensation                            20,400          -
   Increase in operating (assets) and
   liabilities:
     Accounts receivable                               (2,782)       (1,762)
     Prepaid expenses and other assets                 23,017      (139,370)
     Accounts payable and
      accrued expenses                                 57,603        24,048
     Interest payable to related parties              480,964       525,781
     Decrease in deferred income                        6,667       (13,104)
     Increase in deferred rent liability               48,176        48,175
                                                   ----------    ----------
       Net cash used in
       operating activities                          (327,648)   (1,389,521)
                                                   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                         (41,319)      (32,099)
   Proceeds from sale of stock                        113,967          -
                                                   ----------    ----------
     Net cash provided by (used in)
       investing activities                            72,648       (32,099)
                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related parties                  224,185       257,623
  Proceeds of loan from related parties               216,522     1,245,156
  Principal payments on notes payable
    related parties                                   (75,000)         -
  Principal payments on other
    notes payable                                     (79,957)      (72,760)
                                                   ----------    ----------
       Net cash provided by
       financing activities                           285,750     1,429,659
                                                   ----------    ----------
NET INCREASE IN CASH                                   30,750         8,039
Cash, beginning of year                                14,164         6,125
                                                   ----------    ----------
Cash, end of year                                  $   44,914    $   14,164
                                                   ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                           $   20,043    $   27,240
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

     d.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2006 and 2005, the Company had net loss of $1,047,554 and $1,733,574, respectively. As of December 31, 2006, the Company had a working capital deficit of $2,874,743 and a shareholders' equity deficiency of $8,868,780.

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

     e.  ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may require revision in future periods.

     f.  CORRECTION OF AN ERROR - PRIOR PERIOD ADJUSTMENTS

On March 10, 2008, the President and Principal Financial and Accounting Officer of All-American SportPark, Inc. (the "Company") concluded that the previously issued financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, and its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007; June 30, 2007 and September 30, 2007 should not be relied upon because of the accounting errors contained therein. In particular the Company has determined that it had not correctly accounted for its land lease in accordance with Statement of Financial Accounting Standards No. 13 - Accounting for Leases ("SFAS 13"). SFAS 13 provides that operating leases with fixed rent escalations should be recognized on a straight-line basis over the lease term.

The following table provides additional details regarding the changes to the income statement for 2006:

                                   As restated As previously  Change
                                                  reported
                                   ------------  -----------  --------

Revenues                             $2,207,979  $2,207,979   $      -
Cost of revenues                        597,763     597,763          -
                                      ---------   ---------   --------
                                      1,610,216   1,610,216          -
                                      ---------   ---------   --------

Operating expenses:
  Selling, general & administrative:
    Land lease expense                  486,061     437,885     48,176
    Landscape maintenance               371,221     371,221       -
    Payroll, taxes and benefits         392,991     392,991       -
    Utilities and telephone             285,882     285,882       -
    Other                               530,405     530,405       -
                                      ---------   ---------   --------
                                      2,066,560   2,018,384     48,176
Depreciation and amortization            74,828      74,828       -
                                      ---------   ---------   --------
                                      2,141,388   2,093,212     48,176
                                      ---------   ---------   --------

Operating loss                         (531,172)   (482,996)    48,176

Interest income                            -           -          -
Interest expense                       (504,547)   (504,547)      -
Loss on sale of stock                   (11,033)    (11,033)      -
Other income                              1,015       1,015       -
Other expense                            (1,817)     (1,817)      -
                                      ---------   ---------   --------
     Income (loss) before
      Minority interest              (1,047,554)   (999,378)   (48,176)

Minority interest (income) loss
 of subsidiary                             -        160,089   (160,089)
                                      ---------   ---------   --------
Net income (loss)                  $ (1,047,554)  $(839,289) $(208,265)
                                      =========   =========   ========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                   $    (0.30)  $   (0.24) $   (0.06)
                                      =========   =========   ========


The following table provides details regarding the changes to the balance sheet for 2006:

                                   As previously  As restated      Change
                                      reported
                                   -------------  -----------     --------
ASSETS

Current assets:
  Cash                               $  44,914     $  44,914     $    -
  Accounts receivable                    5,446         5,446          -
  Prepaid expenses and other             4,345         4,345          -
                                      --------      --------      --------
                                        54,705        54,705          -

Leasehold improvements and
  equipment, net of accumulated
  depreciation                         937,507       937,501          -
Other assets                              -             -             -
                                     ---------     ---------      --------
                                     $ 992,206     $ 992,206     $    -
                                     =========     =========      ========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties       $1,966,156    $1,966,156          -
  Current portion of other
   long-term debt                       87,866        87,866          -
  Interest payable to related
   parties                             594,486       594,486          -
  Accounts payable and
   accrued expenses                    280,940       280,940          -
                                     ---------     ---------     ---------
                                     2,929,448     2,929,448          -

Notes payable to related parties,
 net of current portion              3,361,963     3,361,963          -
Other long-term debt, net of
 current portion                        71,558        71,558          -
Interest payable to related parties  1,920,300     1,902,300          -
Due to related parties                 944,391       944,391          -
Deferred income                          6,667         6,667          -
Deferred rent liability                644,659          -          644,659

                                     ---------     ---------     ---------
                                     9,860,986     9,216,327       644,659
                                     ---------     ---------     ---------

Minority interest in subsidiary           -             -             -
                                     ---------     ---------     ---------

Shareholders' equity deficiency:

  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                        -             -             -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2006      3,502         3,502          -
  Additional paid-in capital        13,327,173    13,327,173          -
  Accumulated deficit              (22,199,455)  (21,554,796)      644,659
                                    ----------    ----------     ---------

                                    (8,868,780)   (8,224,121)      644,659
                                     ---------     ---------     ---------

                                   $   992,206   $   992,206     $    -
                                     =========     =========      ========

The following table provides additional details regarding the changes to the income statement for 2005:

                                   As restated  As previously   Change
                                                   reported
                                   ------------  -----------  --------

Revenues                             $2,152,867  $2,152,867    $  -
Cost of revenues                        529,261     529,261       -
                                      ---------   ---------   --------
                                      1,623,606   1,623,606       -
                                      ---------   ---------   --------
Operating expenses:
  Selling, general & administrative:
    Land lease expense                  593,129     544,954     48,175
    Landscape maintenance               404,812     404,812       -
    Settlements and litigation          800,000     800,000       -
    Payroll, taxes and benefits         359,748     359,748       -
    Utilities and telephone             295,076     295,076       -
    Other                               533,961     533,961       -
                                      ---------   ---------   --------
                                      2,986,726   2,938,551     48,175
Depreciation and amortization            95,122      95,122       -
                                      ---------   ---------   --------
                                      3,081,848   3,033,673     48,175
                                      ---------   ---------   --------

Operating loss                        (1,458,242) (1,410,067)   48,175

Interest income                           2,256       2,256       -
Interest expense                       (503,811)   (503,811)      -
Loss on the sale of stock                  -           -          -
Other income                              8,394       8,394       -
Other expense                            (1,772)     (1,772)      -
                                      ---------   ---------   --------
     Income (loss) before
      Minority interest              (1,953,175) (1,905,000)    48,175

Minority interest (income) loss
 of subsidiary                          219,601     251,419     31,818
                                      ---------   ---------   --------
Net income (loss)                   $(1,733,574)$(1,653,581)    79,993
                                      =========   =========   ========
NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                   $    (0.51)  $   (0.49)  $  (0.02)
                                      =========   =========   ========

The following table provides details regarding the changes to the balance sheet for 2005:

                                   As restated    As previously    Change
                                                   reported
                                   -------------  -----------     --------
ASSETS

Current assets:
  Cash                               $  14,164     $  14,164    $    -
  Accounts receivable                    2,664         2,664         -
  Prepaid expenses and other            27,363        27,363         -
                                      --------      --------     --------
                                        44,191        44,191         -
Leasehold improvements and
  equipment, net of accumulated
  depreciation                         971,010       971,010         -
Other assets                           125,000       125,000         -
                                     ---------     ---------     --------
                                    $1,140,201    $1,140,201    $    -
                                     =========     =========     ========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties       $1,410,156    $1,410,156    $     -
  Current portion of other
   long-term debt                       79,944        79,944          -
  Interest payable to related
   parties                             206,035       206,035          -
  Accounts payable and
   accrued expenses                    223,335       223,335          -
                                     ---------     ---------     ---------
                                     1,919,470     1,919,470          -

Notes payable to related parties,
 net of current portion              3,776,441     3,776,441          -
Other long-term debt, net of
 current portion                       159,437       159,437          -
Interest payable to related parties  1,809,790     1,809,790          -
Due to related parties                 720,206       720,206          -
Deferred income                           -             -             -
Deferred rent liability                596,483          -          596,483
                                     ---------     ---------     ---------
                                     8,981,827     8,385,344       596,483
                                     ---------     ---------     ---------

Minority interest in subsidiary           -          160,089      (160,089)
                                     ---------     ---------     ---------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                        -             -             -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2004      3,400         3,400          -
  Additional paid-in capital        13,306,875    13,306,875          -
  Accumulated deficit              (21,151,901)  (20,715,507)     (436,394)
                                    ----------    ----------      --------
                                    (7,841,626)   (7,405,232)     (436,394)
                                    ----------    ----------      --------
                                   $ 1,140,201   $ 1,140,201     $    -
                                    ==========    ==========      ========


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

       Furniture and equipment              3-10 years
       Leasehold improvements              15-25 years

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
                                          ===========

7.  LEASES

The land underlying the CGC is leased under an operating lease that expires in 2012 and has two five-year renewal options. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The Company recognizes the minimum rental expense on a straight-line basis over the term of the lease.

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
                                           ==========

Total rent expense for operating leases was $520,326 for 2006 and $629,617 for 2005.

8.  INCOME TAXES

Income tax expense (benefit) consists of the following:

                                      2006               2005
                                  ------------       ------------
    Current                       $  (355,837)       $   (588,933)
    Deferred                          355,837             588,933
                                  ------------       ------------
                                  $      -           $       -
                                  ============       ============

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                           2006               2005
                                       -----------         -----------
Deferred tax liabilities:
  Temporary differences related to:
  Depreciation                         $ (206,571)         $  (255,000)
  Minority interest                          -                    -
Deferred tax assets:
  Net operating loss carryforward       6,566,090            6,389,830
  Related party interest                  848,907              685,380
  Deferred rent liability                 219,184              202,804
  Deferred income                           2,267                 -
  Other                                     5,484                5,484
                                       ----------          -----------
Net deferred tax asset before
 valuation allowance                    7,435,361            7,028,498
  Valuation allowance                  (7,435,361)          (7,028,498)
                                       ----------          -----------
                                       $     -             $      -
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

                                     ALL-AMERICAN SPORTPARK, INC.



Dated: April 11, 2008                By:/s/ Ronald S. Boreta
                                        Ronald S. Boreta, Chief Executive
                                        Officer (Principal Executive Officer
                                        and Principal Financial Officer)