Form 10QSB/A
period 2007-03-31
ALL AMERICAN SPORTPARK INC
filed 2008-04-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
                                AMENDMENT NO. 1


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




EXPLANATORY NOTE: On March 10, 2008 the President and Principal Financial and Accounting Officer of All-American Sportpark, Inc. (the Company) concluded that the previously issued consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, required restatement as a result of accounting errors contained therein. In particular the Company has determined that it has not correctly account for its land lease in accordance with Statement of Financial Accounting Standards No. 13 - Accounting for Leases ("SFAS 13"). SFAS 13 provides that operating leases with fixed rent escalations should be recognized on a straight-line basis over the lease term. This amended Form 10-QSB is filed to make changes needed to restate the financial information as a result of the previous error.

                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2007 (unaudited) and December 31,
         2006 ...............................................      3

         Consolidated Statements of Operations
         Three Months Ended March 31, 2007 and
         2006 (unaudited) ...................................      4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2007 and
         2006 (unaudited) ...................................      5

         Notes to Consolidated Financial Statements
         (unaudited) ........................................      6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..................................     12

Item 3.  Controls and Procedures ............................     14

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     15

Item 2.  Changes in Securities .............................      15

Item 3.  Defaults Upon Senior Securities ...................      15

Item 4.  Submission of Matters to a Vote of Security
         Holders ...........................................      15

Item 5.  Other Information .................................      16

Item 6.  Exhibits and Reports on Form 8-K ..................      16

SIGNATURES .................................................      17

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2007 AND DECEMBER 31, 2006

                                    ASSETS

                                                 2007           2006
                                              (restated)     (restated)
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $     4,628    $    44,914
  Accounts receivable                              4,381          5,446
  Prepaid expenses                                18,993          4,345
                                             -----------    -----------
     Total current assets                         28,002         54,705

Leasehold improvements and equipment, net        917,075        937,501
                                             -----------    -----------
     Total assets                            $   945,077    $   992,206
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to        $ 2,041,156    $ 1,966,156
   related parties
  Current portion of long term debt               89,962         87,866
  Interest payable to related entities           640,329        594,486
  Accounts payable and accrued expenses          182,550        280,940
                                             -----------    -----------
     Total current liabilities                 2,953,997      2,929,448

Notes payable to related entities, net of
  current portion                              3,360,592      3,361,963
Interest payable to related entities           1,980,637      1,902,300
Due to related entities                          985,794        944,391
Long-term debt, net of current portion            48,266         71,558
Deferred Income                                    4,167          6,667
Deferred rent liability                          656,703        644,659
                                             -----------    -----------
     Total liabilities                         9,990,156      9,860,986
                                             -----------    -----------
Minority interest in subsidiary                     -              -
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                  -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 shares
   issued and outstanding at March 31, 2007,
   and December 31, 2006, respectively             3,502          3,502
  Additional paid-in capital                  13,327,173     13,327,173
  Accumulated deficit                        (22,375,754)   (22,199,455)
                                             -----------    -----------
     Total shareholders' equity deficiency    (9,045,079)    (8,868,780)
                                             -----------    -----------

Total liabilities and shareholders'
 equity deficiency                           $   945,077    $   992,206
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                 (UNAUDITED)

                                                 2007            2006
                                              (restated)      (restated)
                                             -----------    -----------

Revenues                                     $   546,908    $   546,405
Cost of revenues                                 132,707        144,342
                                             -----------    -----------

     Gross profit                                414,201        402,063
                                             -----------    -----------

Operating expenses:
   Selling, general and administrative           436,982        469,017
   Depreciation and amortization                  20,426         18,578
                                             -----------    -----------
     Total operating expenses                    457,408        487,595
                                             -----------    -----------

Operating loss                                   (43,207)       (85,532)

Other income (expense):
   Interest expense, net                        (133,224)      (125,620)
   Other income                                      132            -
                                             -----------    -----------
     Loss before minority
      interest                                  (176,299)      (211,152)

Minority interest                                    -               -
                                             -----------    -----------
Net loss                                     $  (176,299)   $  (211,192)
                                             ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.05)   $    (0.06)
                                             ===========    ===========





The accompanying notes are an integral part of these consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

                                                 2007           2006
                                              (restated)     (restated)
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (176,299)   $ (211,152)
   Adjustment to reconcile net income
    (loss) to net cash provided by
      operating activities:
   Minority interest                                -             -
   Depreciation and amortization                  20,426        18,578
 Changes in operating assets and
    liabilities:
     Decrease(increase)in accounts receivable      1,065        (2,361)
     Decrease(increase)in prepaid expenses
      and other assets                           (14,648)        6,613
     Increase (decrease) in accounts payable
      and accrued expenses                       (98,390)       13,687
     Increase in interest payable to
      related entities                           124,180       119,906
     Decrease in deferred income                  (2,500)         -
     Increase in deferred rent liability          12,044        12,044
                                             -----------    ----------
       Net cash used by
        operating activities                    (134,122)      (42,685)
                                             -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital asset expenditures                        -             -
                                             -----------    ----------
       Net cash used in
       investing activities                         -             -
                                             -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related entities             41,403        81,214
  Proceeds from notes payable to
   related entities                               75,000          -
  Principal payments on notes payable
    to related entities                           (1,371)       (9,444)
  Principal payments on notes payable            (21,196)      (19,288)
                                             -----------    ----------
       Net cash provided by
        financing activities                      93,836        52,482
                                             -----------    ----------
NET (DECREASE) INCREASE IN CASH                  (40,286)        9,797

CASH, beginning of period                         44,914        14,164
                                             -----------    ----------
CASH, end of period                          $     4,628    $   23,961
                                             ===========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     3,804    $    7,115
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

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006,from which the December 31, 2006, audited balance sheet information was derived.

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

5.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of March 31, 2007, the Company had a working capital deficit of $2,925,995 and a shareholders' equity deficiency of $9,045,079. CGC has generated positive cash flow before corporate overhead that is in place to support of the CGC and the public company operations. There is no assurance that the positive cash flow will continue.

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

6. CORRECTION OF AN ERROR - PRIOR PERIOD ADJUSTMENTS

On March 10, 2008, the President and Principal Financial and Accounting Officer of All-American SportPark, Inc. (the "Company") concluded that the previously issued financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, and its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007; June 30, 2007 and September 30, 2007 should not be relied upon because of the accounting errors contained therein. In particular the Company has determined that it has not correctly account for its land lease in accordance with Statement of Financial Accounting Standards No. 13 - Accounting for Leases ("SFAS 13"). SFAS 13 provides that operating leases with fixed rent escalations should be recognized on a straight-line basis over the lease term.

The following table provides additional details regarding the changes to the income statement for the three months ended March 31, 2007:

                                   As restated   As previously    Change
                                                   reported
                                   ------------   ------------   ----------

Revenues                           $    546,908   $    546,908   $        -
Cost of revenues                        132,707        132,707            -
                                   ------------   ------------   ----------
                                        414,201        414,201            -
                                   ------------   ------------   ----------

Operating expenses:
  Selling, general & administrative     436,982        424,938       12,044
  Depreciation and amortization          20,426         20,426            -
                                   ------------   ------------   ----------
                                        457,408        445,364       12,044
                                   ------------   ------------   ----------

Operating loss                          (43,207)       (31,163)      12,044

Interest expense, net                  (133,224)      (133,224)           -
Other income                                132            132            -
                                   ------------   ------------   ----------
     Income (loss) before
      Minority interest                (176,229)      (164,255)      12,044

Minority interest (income) loss
 of subsidiary                                -              -            -
                                   ------------   ------------   ----------
Net income (loss)                  $   (176,299)  $   (164,255)      12,044
                                   ============   ============   ==========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                 $      (0.05)  $      (0.05)  $        -
                                   ============   ============   ==========

The following table provides details regarding the changes to the balance sheet as of March 31, 2007:

                                   As restated    As previously    Change
                                                    reported
                                   ------------   ------------   ----------
ASSETS

Current assets:
  Cash                             $      4,628   $      4,628   $        -
  Accounts receivable                     4,381          4,381            -
  Prepaid expenses and other             18,993         18,993            -
                                   ------------   ------------   ----------
                                         28,002         28,002            -

Leasehold improvements and
  equipment, net of accumulated
  depreciation                          917,075        917,075            -
Other assets                                  -              -            -
                                   ------------   ------------   ----------
                                   $    945,077   $    945,077            -
                                   ============   ============   ==========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties      $  2,041,156   $  2,041,156            -
  Current portion of other
   long-term debt                        89,962         89,962            -
  Interest payable to related
   parties                              640,329        640,329            -
  Accounts payable and
   accrued expenses                     182,550        182,550            -
                                   ------------   ------------   ----------
                                      2,953,997      2,953,997            -

Notes payable to related parties,
 net of current portion               3,360,592      3,360,592            -
Other long-term debt, net of
 current portion                         48,266         48,266            -
Interest payable to related parties   1,980,637      1,980,637            -
Due to related parties                  985,794        985,794            -
Deferred income                           4,167          4,167            -
Deferred rent liability                 656,703              -      656,703
                                   ------------   ------------   ----------
                                      9,990,156      9,333,453      656,703
                                   ------------   ------------   ----------

Minority interest in subsidiary               -              -            -
                                   ------------   ------------   ----------

Shareholders' equity deficiency:

  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                            -              -            -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2006       3,502          3,502            -
  Additional paid-in capital         13,327,173     13,327,173            -
  Accumulated deficit               (22,375,754)   (21,719,051)    (656,703)
                                   ------------   ------------   ----------
                                     (9,045,079)    (8,388,376)    (656,703)
                                   ------------   ------------   ----------

                                   $    945,077   $    945,077   $        -
                                   ============   ============   ===========

The following table provides additional details regarding the changes to the income statement for March 31, 2006:

                                   As restated  As previously      Change
                                                   reported
                                   ------------   ------------   ----------

Revenues                           $    546,405   $    546,405   $        -
Cost of revenues                        144,342        144,342            -
                                   ------------   ------------   ----------
                                        402,063        402,063            -
                                   ------------   ------------   ----------
Operating expenses:
  Selling, general & administrative     469,017        456,973       12,044
  Depreciation and amortization          18,578         18,578            -
                                   ------------   ------------   ----------
                                        487,595        475,551       12,044
                                   ------------   ------------   ----------

Operating loss                          (85,532)       (73,488)      12,044

Interest expense, net                  (125,620)      (125,620)           -
Other income                                  -              -            -
                                   ------------   ------------   ----------
     Income (loss) before
      Minority interest                (211,152)      (199,108)      12,044

Minority interest (income) loss
 of subsidiary                                -         28,642        28,640
                                   ------------   ------------   ----------
Net income (loss)                  $   (211,152)  $   (170,466)  $   40,686
                                   ============   ============   ==========
NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                 $      (0.06)  $      (0.05)  $    (0.01)
                                   ============   ============   ==========

The following table provides details regarding the changes to the balance sheet as of December 31, 2006:

                                   As restated    As previously    Change
                                                   reported
                                   ------------   ------------   ----------
ASSETS

Current assets:
  Cash                             $     44,914   $     44,914   $        -
  Accounts receivable                     5,446          5,446            -
  Prepaid expenses and other              4,345          4,345            -
                                   ------------   ------------   ----------
                                         54,705         54,705            -
Leasehold improvements and
  equipment, net of accumulated
  depreciation                          937,501        937,501            -
                                   ------------   ------------   ----------
                                   $    992,206   $    992,206   $        -
                                   ============   ============   ==========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties      $  1,966,156   $  1,966,156   $       -
  Current portion of other
   long-term debt                        87,866         87,866           -
  Interest payable to related
   parties                              594,486        594,486           -
  Accounts payable and
   accrued expenses                     280,940        280,940           -
                                   ------------   ------------   ----------
                                      2,929,448      2,929,448           -

Notes payable to related parties,
 net of current portion               3,361,963      3,361,963           -
Other long-term debt, net of
 current portion                         71,558         71,558           -
Interest payable to related parties   1,902,300      1,902,300           -
Due to related parties                  944,391        944,391           -
Deferred income                           6,667          6,667           -
Deferred rent liability                 644,659              -      644,659
                                   ------------   ------------   ----------
                                      9,860,986      9,216,327      644,659
                                   ------------   ------------   ----------

Minority interest in subsidiary               -              -            -
                                   ------------   ------------   ----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                            -              -             -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2004       3,502          3,502             -
  Additional paid-in capital         13,327,173     13,327,173             -
  Accumulated deficit               (22,199,455)   (21,554,796)     (644,659)
                                   ------------   ------------   ----------
                                     (8,868,780)    (8,224,121)     (644,659)
                                   ------------   ------------   ----------
                                   $    992,206   $    992,206   $        -
                                   ============   ============   ===========

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

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses decreased by $32,035 to $436,982 as compared to $469,017 in 2005. Salary allocations for accounting/administrative support provided to related entities reduce the Company's payroll expense. The Company periodically reviews time expended on providing these services to related entities. There was a large increase in allocated salaries due primarily to the addition of a store owned by the Company's President and his brother (the "District Store") that opened in May 2006. This revised salary allocation caused administrative salaries, payroll taxes and benefits to decrease by $29,232 to $41,326 in 2007 from $70,558 in 2006. Legal expenses decreased by $11,893 from 6,226 in 2006 to $18,119 in 2007 due to the Sierra SportService, Inc litigation noted below that started at the end of 2005 and continued into 2006. Advertising expense increase by $6,700 from $1,709 in 2006 to $8,409 in 2007 as the CGC advertised discounts on range balls and green fees in 2007. Finally, water utility bills increase by $4,734 from $20,331 from $15,597 due an increase in rates by the Las Vegas Water Authority.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest income and expense and non-operating income. Interest expense increased to $133,224 for the three months ended March 31, 2007 from $125,620 for the three months ended March 31, 2007 due to several additional loans from affiliates used to help fund operations.

NET LOSS. The net loss before minority interest for the three months ended March 31, 2007 was $176,299 as compared to net loss of $211,192 for the same period in 2006. The difference of $34,853 is due to the decrease in purchase of golf supplies and legal expenses plus increased allocated salaries due to the District Store. These changes were offset by the additional interest expense incurred in 2007.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: April 14, 2008
                                 By: /s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive Officer (Principal
                                     Executive Officer) and Treasurer
                                     (Principal Financial Officer)