Form 10QSB/A
period 2007-06-30
ALL AMERICAN SPORTPARK INC
filed 2008-04-14
CIK 930245

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




EXPLANATORY NOTE: On March 10, 2008, the President and Principal Financial and Accounting Officer of All-American SportPark, Inc. (the "Company") concluded that the previously issued financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, and its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 should not be relied upon because of the accounting errors contained therein. In particular the Company has determined that it has not correctly account for its land lease in accordance with Statement of Financial Accounting Standards No. 13 - Accounting for Leases ("SFAS 13"). SFAS 13 provides that operating leases with fixed rent escalations should be recognized on a straight-line basis over the lease term. This amended Form 10-QSB is filed to make changes needed to restate the financial information as a result of the previous error.


                       ALL-AMERICAN SPORTPARK, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 2007 (unaudited) and December 31, 2006.......     3

         Condensed Consolidated Statements of Operations
         Three Months Ended June 30, 2007 and 2006 (unaudited).     4

         Condensed Consolidated Statements of Operations
         Six Months Ended June 30, 2007 and 2006 (unaudited)...     5

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2007 and 2006 (unaudited)...     6

         Notes to Condensed Consolidated Financial Statements
         (unaudited) ..........................................     7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ....................................    15

Item 3.  Controls and Procedures ..............................    19

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ....................................    19

Item 2.  Changes in Securities ................................    20

Item 3.  Defaults Upon Senior Securities ......................    20

Item 4.  Submission of Matters to a Vote of Security
         Holders ..............................................    20

Item 5.  Other Information ....................................    20

Item 6.  Exhibits and Reports on Form 8-K .....................    20

SIGNATURES .....................................................   21

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
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related entities                          $ 2,066,156    $ 1,966,156
  Current portion of other long-term debt         92,108         87,866
  Interest payable to related entities           686,509        594,486
  Accounts payable and accrued expenses          231,287        280,940
                                             -----------    -----------
     Total current liabilities                 3,076,060      2,929,448

Notes payable to related entities, net of
  current portion                              3,359,220      3,361,963
Interest payable to related entities           2,058,973      1,902,300
Due to related entities                          993,195        944,391
Long-term debt, net of current portion            24,418         71,558
Deferred Income                                    1,667          6,667
Deferred rent liability                          668,747        644,659
                                             -----------    -----------
     Total liabilities                        10,182,280      9,860,986
                                             -----------    -----------
Minority interest in subsidiary                      -              -
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                   -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 shares
   issued and outstanding at June 30, 2007,
   and December 31, 2006, respectively             3,502          3,502
  Additional paid-in capital                  13,327,173     13,327,173
  Accumulated deficit                        (22,566,583)   (22,199,455)
                                             -----------    -----------
     Total shareholders' equity deficiency    (9,235,908)    (8,868,780)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $   946,372    $   992,206
                                             ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (UNAUDITED)

                                                 2007           2006
                                              (restated)     (restated)
                                             -----------    -----------

Revenues                                     $   673,317    $   654,450
Cost of revenues, excluding depreciation         190,896        162,850
                                             -----------    -----------

     Gross profit                                482,421        491,600
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative           517,918        583,339
   Depreciation and amortization                  20,483         18,379
                                             -----------    -----------
     Total operating expenses                    538,401        601,718
                                             -----------    -----------

Operating loss                                   (55,980)      (110,118)

Other income (expense):
   Interest expense                             (134,978)      (124,696)
   Other income                                      129           -
                                             -----------    -----------
     Loss before minority
      interest                                  (190,829)      (234,814)

Minority interest                                     -             -
                                             -----------    ------------
Net loss                                     $  (190,829)   $  (234,814)
                                             ===========    ============
NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.05)   $     (0.07)
                                             ===========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                (UNAUDITED)



                                                 2007            2006
                                              (restated)     (restated)
                                             -----------    -----------

Revenues                                     $ 1,220,226    $ 1,200,855
Cost of revenues, excluding depreciation         323,603        307,192
                                             -----------    -----------
     Gross profit                                896,623        893,663
                                             -----------    -----------

Operating expenses:

  Selling, general and administrative            954,899      1,052,356
  Depreciation and amortization                   40,909         36,957
                                             -----------    -----------
     Total operating expenses                    995,808      1,089,313
                                             -----------    -----------

Operating loss                                   (99,185)      (195,560)

Other income (expense):
  Interest expense                              (268,203)      (250,317)
  Other expense                                      260           -
                                             -----------    -----------
     Loss before minority
      interest                                  (367,128)      (445,877)

Minority interest                                   -                -
                                             -----------    -----------
Net loss                                     $  (367,128)   $  (445,877)
                                             ===========    ============

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.10)   $    (0.13)
                                             ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (UNAUDITED)

                                                 2007           2006
                                              (restated)     (restated)
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (367,128)   $  (445,877)
   Adjustment to reconcile net loss
     to net cash used in operating
     activities:
   Decrease in minority interest                    -              -
   Depreciation and amortization                  40,909         36,957
   Changes in operating assets and liabilities:
     Decrease in accounts receivable               4,109          2,282
    (Increase) decrease prepaid expenses
       and other                                 (15,889)        17,534
     (Decrease)increase in accounts payable
      and accrued expenses                       (49,653)        64,880
     Increase in interest payable to
      related entities                           248,696        239,337
     (Decrease) in deferred expense               (5,000)          -
     Increase in deferred rent liability          24,088        24,088
                                             -----------     ----------
       Net cash used in operating
        activities                              (119,868)       (60,891)
                                              -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital asset expenditures                     (26,309)          -
                                              -----------    ----------
       Net cash used in
        investing activities                     (26,309)          -
                                              -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to
   related entities                              100,000           -
  Principal payments on notes payable
    to related entities                           (2,743)        (9,444)
  Principal payments on other notes payable      (42,898)       (39,037)
  Increase in due to related entities             48,804        129,890
                                             -----------     ----------
      Net cash provided by financing
       activities                                103,163         81,409
                                             -----------     ----------
NET (DECREASE) INCREASE IN CASH                  (43,014)        20,518

CASH, beginning of period                         44,914         14,164
                                             -----------    -----------
CASH, end of period                          $     1,900     $   34,682
                                             ===========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     7,102     $   10,963
                                             ===========     ===========
  Cash paid for taxes                        $      -        $     -
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

5.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of June 30, 2007, the Company had a working capital deficit of $3,052,589 and a shareholders' equity deficiency of $9,235,908. CGC has generated positive cash flow before corporate overhead that is in place to support of the CGC and public company operations and interest expense. There is no assurance that the positive cash flow will continue.

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

The following table provides additional details regarding the changes to the income statement for the three months ended June 30, 2007:

                                   As restated    As previously    Change
                                                    reported
                                   ------------   ------------   ----------

Revenues                           $    673,317   $    673,317   $        -
Cost of revenues                        190,896        190,896            -
                                   ------------   ------------   ----------
                                        482,421        482,421            -
                                   ------------   ------------   ----------

Operating expenses:
  Selling, general & administrative     517,918        505,874       12,044
  Depreciation and amortization          20,483         20,483            -
                                   ------------   ------------   ----------
                                        538,401        526,357       12,044
                                   ------------   ------------   ----------

Operating loss                          (55,980)       (43,936)      12,044

Interest expense, net                  (134,978)      (134,978)           -
Other income                                129            129            -
                                   ------------   ------------   ----------
     Income (loss) before
      Minority interest                (190,829)      (178,785)      12,044

Minority interest (income) loss
 of subsidiary                                -              -            -
                                   ------------   ------------   ----------
Net income (loss)                  $   (190,829)  $  (178,785)   $   12,044
                                   ============   ===========    ==========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                 $      (0.05)  $     (0.05)   $    (0.00)
                                   ============   ===========    ==========

The following table provides additional details regarding the changes to the income statement for the six months ended June 30, 2007:

                                   As restated    As previously    Change
                                                  reported
                                   ------------   ------------   ----------

Revenues                           $  1,220,226   $  1,220,226   $        -
Cost of revenues                        323,603        323,603            -
                                   ------------   ------------   ----------
                                        896,623        896,623            -
                                   ------------   ------------   ----------

Operating expenses:
  Selling, general & administrative     954,899        930,811       24,088
  Depreciation and amortization          40,909         40,909            -
                                   ------------   ------------   ----------
                                        995,808        971,720       24,088
                                   ------------   ------------   ----------

Operating loss                          (99,185)       (75,097)      24,088

Interest expense, net                  (268,203)      (268,203)           -
Other income                                260            260            -
                                   ------------   ------------   ----------
     Income (loss) before
      Minority interest                (367,128)      (343,040)      24,088

Minority interest (income) loss
 of subsidiary                                -              -            -
                                   ------------   ------------   ----------
Net income (loss)                  $   (367,128)  $   (343,040)  $   24,088
                                   ============   ============   ==========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                 $      (0.10)  $      (0.10)  $        -
                                   ============   ============   ===========

The following table provides details regarding the changes to the balance sheet as of June 30, 2007:

                                   As restated    As previously    Change
                                                    reported
                                   ------------   ------------   ----------
ASSETS

Current assets:
  Cash                             $      1,900    $     1,900   $        -
  Accounts receivable                     1,337          1,337            -
  Prepaid expenses and other             20,234         20,234            -
                                   ------------   ------------   ----------
                                         23,471         23,471            -

Leasehold improvements and
  equipment, net of accumulated
  depreciation                          922,901        922,901            -
Other assets                                  -              -            -
                                   ------------   ------------   ----------
                                   $    946,372   $    946,372            -
                                   ============   ============   ==========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties      $  2,066,156   $  2,066,156            -
  Current portion of other
   long-term debt                        92,108         92,108            -
  Interest payable to related
   parties                              686,509        686,509            -
  Accounts payable and
   accrued expenses                     231,287        231,287            -
                                   ------------   ------------   ----------
                                      3,076,060      3,076,060            -

Notes payable to related parties,
 net of current portion               3,359,220      3,359,220            -
Other long-term debt, net of
 current portion                         24,418         24,418            -
Interest payable to related parties   2,058,973      2,058,973            -
Due to related parties                  993,195        993,195            -
Deferred income                           1,667          1,667            -
Deferred rent liability                 668,747              -     (668,747)
                                   ------------   ------------   ----------
                                     10,182,280      9,513,533     (668,747)
                                   ------------   ------------   ----------
Minority interest in subsidiary               -              -            -
                                   ------------   ------------   ----------

Shareholders' equity deficiency:

  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                            -              -            -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at June 30, 2007
   and December 31,2006,respectively      3,502          3,502            -
  Additional paid-in capital         13,327,173     13,327,173            -
  Accumulated deficit               (22,566,583)   (21,897,836)    (668,747)
                                   ------------   ------------   ----------
                                     (9,235,908)    (8,567,161)    (668,747)
                                   ------------   ------------   ----------
                                   $    946,372   $    946,372            -
                                   ============   ============   ==========


The following table provides additional details regarding the changes to the income statement for the three months ended June 30, 2006:

                                   As restated   As previously     Change
                                                   reported
                                   ------------   ------------   ----------

Revenues                           $    654,450   $    654,450   $        -
Cost of revenues                        162,850        162,850            -
                                   ------------   ------------   ----------
                                        491,600        491,600            -
                                   ------------   ------------   ----------

Operating expenses:
  Selling, general & administrative     583,339        571,295       12,044
  Depreciation and amortization          18,379         18,379            -
                                   ------------   ------------   ----------
                                        601,718        589,674       12,044
                                   ------------   ------------   ----------

Operating loss                         (110,118)       (98,074)      12,044

Interest expense, net                  (124,696)      (124,696)           -
Other income                                  -              -            -
                                   ------------   ------------   ----------
     Income (loss) before
      Minority interest                (234,814)      (222,770)      12,044

Minority interest (income) loss
 of subsidiary                                -         31,080       31,080
                                   ------------   ------------   ----------
Net income (loss)                  $   (234,814)  $   (191,690)  $   43,124
                                   ============   ============   ==========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                 $      (0.07)  $      (0.06)  $    (0.01)
                                   ============   ============   ==========

The following table provides additional details regarding the changes to the income statement six months ended June 30, 2006:

                                   As restated   As previously     Change
                                                    reported
                                   ------------   ------------   ----------

Revenues                           $  1,200,855   $  1,200,855   $        -
Cost of revenues                        307,192        307,192            -
                                   ------------   ------------   ----------
                                        893,663        893,663            -
                                   ------------   ------------   ----------
Operating expenses:
  Selling, general & administrative   1,052,356      1,028,268       24,088
  Depreciation and amortization          36,957         36,957            -
                                   ------------   ------------   ----------
                                      1,089,313      1,065,225       24,088
                                   ------------   ------------   ----------

Operating loss                         (195,650)      (171,562)      24,088

Interest expense, net                  (250,317)      (250,317)           -
Other income                                  -              -            -
                                   ------------   ------------   ----------
     Income (loss) before
      Minority interest                (445,967)      (421,879)      24,088

Minority interest (income) loss
 of subsidiary                                -         59,723       59,723
                                   ------------   ------------   ----------
Net income (loss)                  $   (445,967)  $   (362,156)  $   83,811
                                   ============   ============   ==========
NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                 $      (0.13)  $      (0.05)  $    (0.07)
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
                                   ============   ============   ==========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties      $  1,966,156   $  1,966,156   $        -
  Current portion of other
   long-term debt                        87,866         87,866            -
  Interest payable to related
   parties                              594,486        594,486            -
  Accounts payable and
   accrued expenses                     280,940        280,940            -
                                   ------------   ------------   ----------
                                      2,929,448      2,929,448            -

Notes payable to related parties,
 net of current portion               3,361,963      3,361,963            -
Other long-term debt, net of
 current portion                         71,558        71,558             -
Interest payable to related parties   1,902,300      1,902,300            -
Due to related parties                  944,391        944,391            -
Deferred income                           6,667          6,667            -
Deferred rent liability                 644,659              -      644,659
                                   ------------   ------------   ----------
                                      9,860,986      9,216,327      644,659
                                   ------------   ------------   ----------

Minority interest in subsidiary               -              -            -
                                   ------------   ------------   ----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                            -              -            -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2004       3,502          3,502            -
  Additional paid-in capital         13,327,173     13,327,173            -
  Accumulated deficit               (22,199,455)   (21,554,796)    (644,659)
                                   ------------   ------------   ----------
                                     (8,868,780)    (8,224,121)    (644,659)
                                   ------------   ------------   ----------
                                   $    992,206   $    992,206   $        -
                                   ============   ============   ==========

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

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased $65,421 or 11.2% to $517,918 from $583,339 for the three months ending June 30, 2007 and 2006 respectively. Audit and tax expense decreased by $41,417 to $14,000 from $55,417 in the prior year. The decrease in expenses was due to the fact that the Company had to respond to several SEC comment letters and also had to change the Company's registered public accounting firm in the prior year. As noted earlier in the related party footnote, the Company annually reviews the amount of personnel time spent on providing accounting and administrative services to other related entities. There was a large change in allocated salaries due primarily to the addition of a store owned by the Company's President and his brother (the "District Store") that opened in May 2006. This revised salary allocation caused administrative salaries, payroll taxes and benefits to decrease by a net $20,488 to $45,648 in 2007 from $66,136 in 2006. This was partially offset by an increase in payroll for an office assistant hired in the second quarter of 2007 and higher salary for a new accountant.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. For the three months ended June 30, 2007 there was an increased in interest expense of $10,282 due to additional borrowings from affiliated stores to fund operations.

NET LOSS. The net loss before minority interest for the three months ending June 30, 2007 is a net loss of $(190,829) compared to a loss of $(234,814) in the prior year. The difference of $43,985 is due to a lower gross profit and a decrease in audit fees and net payroll offset by an increase in interest expense.

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

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses decreased by $97,457 to $954,811 from $1,028,1,052,356 by $42,917 to $19,000 from $61,917 in the prior year. The decrease in expenses was due to the Company had to respond to several SEC comment letters and also changed their public accounting firm in the prior year which resulted in billings from two separate auditing firms. The decreased expenses were related to responding to SEC comment letters and a change of Company's registered public accounting firm that occurred in April 2006. As noted earlier in the three month ended 2007, there was a change in the annual allocation of administrative/accounting payroll and benefits. This revised salary allocation caused administrative salaries, payroll taxes and benefits to decrease by a net $49,720 to $86,974 in 2007 from $136,694 in 2006. Legal expenses decreased by a $11,353 from $44,162 in 2007, to $55,515 in 2006, due to a payment to the arbitrators on the Urban Land Litigation in 2006. There was an increase of $6,538 in HVAC repairs and maintenance to $10,090 in 2007 from $3,552 in 2006 for the air conditioned unit over the restaurant.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. Interest expense increased $17,886 to $268,203 in 2007 compared to $250,317 in 2006 due to an increase in borrowing from affiliated stores.

NET LOSS. The net loss before minority interest for the six months ending June 30, 2007 is $367,128 compared to a loss of $445,877 in the prior year. The difference of $78,839 is due to lower gross profit and selling and general administrative expenses offset by an increase in interest expense.

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