Form 10QSB/A
period 2007-09-30
ALL AMERICAN SPORTPARK INC
filed 2008-04-14
CIK 930245

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

Item 3.  Controls and Procedures .................................... 15

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .......................................... 18

Item 2.  Changes in Securities ...................................... 19

Item 3.  Defaults Upon Senior Securities ............................ 19

Item 4.  Submission of Matters to a Vote of Security
         Holders .................................................... 19

Item 5.  Other Information .......................................... 19

Item 6.  Exhibits and Reports on Form 8-K ........................... 19

SIGNATURES .......................................................... 20

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
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Current portion of notes payable to
   related entities                          $ 2,100,777    $ 1,966,156
  Current portion of other long-term debt         94,308         87,866
  Interest payable to related entities           734,732        594,486
  Accounts payable and accrued expenses          246,108        280,940
                                             -----------    -----------
     Total current liabilities                 3,175,925      2,929,448

Notes payable to related entities, net of
  current portion                              3,403,227      3,361,963
Interest payable to related entities           2,137,319      1,902,300
Due to related entities                        1,120,311        944,391
Long-term debt, net of current portion               -           71,558
Deferred Income                                      -            6,667
Deferred Rent Liability                          680,791        644,659
                                             -----------    -----------
     Total liabilities                        10,517,573      9,860,986
                                             -----------    -----------
Minority interest in subsidiary                     -              -
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                  -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 shares
   issued and outstanding at September 30,
   2007, and December 31, 2006, respectively       3,502          3,502
  Additional paid-in capital                  13,327,173     13,327,173
  Accumulated deficit                        (22,690,567)   (22,199,455)
                                             -----------    -----------
     Total shareholders' equity deficiency    (9,359,892)    (8,868,780)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $ 1,157,681    $   992,206
                                             ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                 (UNAUDITED)

                                                 2007           2006
                                              (restated)     (restated)
                                             -----------    -----------

Revenues                                       $ 529,256      $ 502,121
Cost of revenues, excluding depreciation         161,377        158,096
                                             -----------    -----------

     Gross profit                                367,879        344,025
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative           636,231        526,553
   Depreciation and amortization                  19,138         18,360
                                             -----------    -----------
     Total operating expenses                    655,369        544,913
                                             -----------    -----------

Operating loss                                  (287,490)      (200,888)

Other income (expense):
   Interest expense                             (136,269)      (125,041)
   Loss on stock sale                               -           (11,033)
   Other income                                  300,303            812
                                             -----------    -----------
     Loss before minority
      interest                                  (123,456)      (336,150)

Minority interest                                   -              -
                                             -----------    -----------
Net loss                                     $  (123,456)   $  (336,150)
                                             ===========    ===========
NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.04)   $     (0.10)
                                             ===========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                (UNAUDITED)


                                                 2007          2006
                                              (restated)    (restated)
                                             -----------    -----------

Revenues                                     $ 1,749,482    $ 1,702,976
Cost of revenues, excluding depreciation         484,979        465,288
                                             -----------    -----------
     Gross profit                              1,264,503      1,237,688
                                             -----------    -----------

Operating expenses:

  Selling, general and administrative          1,591,130      1,578,909
  Depreciation and amortization                   60,576         55,317
                                             -----------    -----------
     Total operating expenses                  1,651,706      1,634,226
                                             -----------    -----------

Operating loss                                  (387,203)      (396,558)

Other income (expense):
  Interest expense                              (404,472)      (375,359)
  Loss on stock sale                                -           (11,033)
  Other income                                   300,563            812
                                             -----------    -----------
     Loss before minority
      interest                                  (491,112)      (782,138)

Minority interest                                   -              -
                                             -----------    -----------
Net loss                                     $  (491,112)   $  (782,138)
                                             ===========    ===========

NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.14)   $     (0.23)
                                             ===========    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                 (UNAUDITED)

                                                 2007           2006
                                              (restated)     (restated)
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (491,112)   $  (782,138)
   Adjustment to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization                  60,576         55,317
   Bad Debt Expense                                 -            11,033
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts                2,025         (2,781)
       receivable
    (Increase) decrease prepaid expenses
       and other                                  (4,316)        20,254
     (Decrease)increase in accounts payable
      and accrued expenses                       (34,832)        82,246
     Increase in interest payable to
      related entities                           375,265        359,598
     Increase (decrease) in deferred              (6,667)         9,167
      Expense
     Increase in deferred rent liability          36,132         36,132
                                             -----------    -----------
       Net cash used in operating
        activities                               (62,929)      (211,195)
                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital asset expenditures                     (36,895)          -
  Proceeds from sale of stock                        -          113,967
                                             -----------    ----------
       Net cash used in
        investing activities                     (36,895)       113,967
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related entities            175,920        170,806
  Proceeds from notes payable to
   related entities                              180,000        100,000
  Principal payments on notes payable
    to related entities                           (4,115)       (84,444)
  Principal payments on other notes payable      (65,116)       (59,255)
                                             -----------     ----------
      Net cash provided by financing
       activities                                286,689        127,107
                                             -----------     ----------
NET INCREASE IN CASH                             186,866         29,929

CASH, beginning of period                         44,912         14,164
                                             -----------    -----------
CASH, end of period                          $   231,778    $    44,093
                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     9,884    $    15,745
                                             ===========    ===========
  Cash paid for taxes                        $      -       $      -
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

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of September 30, 2007, the Company had a working capital deficit of $2,932,064 and a shareholders' equity deficiency of $9,359,892. CGC did not generate a positive cash flow before corporate overhead that is in place to support of the CGC and public company operations and interest expense.

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

The following table provides additional details regarding the changes to the income statement for the three months ended September 30, 2007:

                                   As restated  As previously  Change
                                                  reported
                                   ------------  -----------  --------

Revenues                              $ 529,256   $ 529,256   $      -
Cost of revenues                        161,377     161,377          -
                                      ---------   ---------   --------
                                        367,879     367,879          -
                                      ---------   ---------   --------

Operating expenses:
  Selling, general & administrative     636,231     624,187     12,044
  Depreciation and amortization          19,138      19,138          -
                                      ---------   ---------   --------
                                        655,369     643,325     12,044
                                      ---------   ---------   --------

Operating loss                         (287,490)   (275,446)    12,044

Interest expense, net                  (136,269)   (136,269)         -
Other income                            300,303     300,303          -
                                      ---------   ---------   --------
     Income (loss) before
      Minority interest                (123,456)   (111,412)    12,044

Minority interest (income) loss
 of subsidiary                                -           -          -
                                      ---------   ---------   --------
Net income (loss)                     $(123,456)  $(111,412)  $ 12,044
                                      =========   =========   ========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                    $  (0.04)   $  (0.03)   $  (0.01)
                                      =========   =========   ========

The following table provides additional details regarding the changes to the income statement for the nine months ended September 30, 2007:

                                   As restated  As previously  Change
                                                  reported
                                   ------------  -----------  --------

Revenues                            $1,749,482   $1,749,482   $      -
Cost of revenues                       484,979      484,979          -
                                    ----------   ----------   --------
                                     1,264,503    1,264,503          -
                                    ----------   ----------   --------

Operating expenses:
  Selling, general & administrative  1,591,130    1,554,998     36,132
  Depreciation and amortization         60,576       60,576          -
                                    ----------   ----------   --------
                                     1,651,706    1,615,574     36,132
                                    ----------   ----------   --------

Operating loss                        (387,203)    (351,071)     36,132

Interest expense, net                 (404,472)    (404,472)          -
Other income                           300,563      300,563           -
                                    ----------   ----------   ---------
     Income (loss) before
      Minority interest               (491,112)    (454,980)     36,132

Minority interest (income) loss
 of subsidiary                            -            -           -
                                    -----------  ----------   ---------
Net income (loss)                   $ (491,112)  $ (454,980)  $  36,132
                                    ==========   ==========   =========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                  $    (0.14)  $   (0.13)   $   (0.01)
                                    ==========   =========    =========


The following table provides details regarding the changes to the balance sheet as of September 30,2007:

                                   As restated    As previously    Change
                                                    reported
                                   -------------  -----------     --------
ASSETS

Current assets:
  Cash                             $   231,778    $  231,778     $       -
  Accounts receivable                    3,421         3,421             -
  Prepaid expenses and other             8,662         8,662             -
                                   -----------    ----------      --------
                                       243,861       243,861             -

Leasehold improvements and
  equipment, net of accumulated
  depreciation                         913,820       913,820             -
Other assets                                 -             -             -
                                   -----------    ----------      --------
                                   $ 1,157,681    $1,157,681     $       -
                                   ===========    ==========      ========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties      $ 2,100,777    $2,100,777     $       -
  Current portion of other
   long-term debt                       94,308        94,308             -
  Interest payable to related
   parties                             734,732       734,732             -
  Accounts payable and
   accrued expenses                    246,108       246,108             -
                                   -----------    ----------      --------
                                     3,175,925     3,175,925             -

Notes payable to related parties,
 net of current portion              3,403,227     3,403,227             -
Other long-term debt, net of
 current portion                        -               -                -
Interest payable to related parties  2,137,319     2,137,319             -
Due to related parties               1,120,311     1,120,311             -
Deferred income                          -             -
Deferred rent liability                680,791         -           680,791
                                   -----------    ----------      --------
                                    10,517,573     9,836,782       680,791
                                   -----------    ----------      --------

Minority interest in subsidiary             -              -             -
                                   -----------    ----------      --------

Shareholders' equity deficiency:

  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                           -             -             -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,502,000 shares issued and
   outstanding at September 30,2007
   and December 31,2006 Respectively     3,502         3,502             -
   Additional paid-in capital       13,327,173    13,327,173             -
   Accumulated deficit             (22,690,567)  (22,009,777)     (680,791)
                                   -----------    ----------      --------

                                    (9,359,892)   (8,679,102)     (680,791)
                                   -----------    ----------      --------

                                   $ 1,157,680   $ 1,157,680      $      -
                                   ===========   ===========      ========

The following table provides additional details regarding the changes to the income statement for the three months ended September 30, 2006:

                                   As restated  As previously      Change
                                                  reported
                                   -----------    ----------      --------

Revenues                           $   502,121    $  502,121      $      -
Cost of revenues                       158,096       158,096             -
                                   -----------    ----------      --------
                                       344,025       344,025             -
                                   -----------    ----------      --------

Operating expenses:
  Selling, general & administrative    526,553       514,509        12,044
  Depreciation and amortization         18,360        18,360             -
                                   -----------    ----------      --------
                                       544,913       532,869        12,044
                                   -----------    ----------      --------

Operating loss                        (200,888)     (188,844)       12,044

Interest expense, net                 (125,041)     (125,041)            -
Loss on stock sale                     (11,033)      (11,033)            -
Other income                               812           812             -
                                   -----------    ----------      --------
     Income (loss) before
      Minority interest               (336,150)     (324,106)       12,044

Minority interest (income) loss
 of subsidiary                               -        67,360        67,360
                                   -----------    ----------      --------
Net income (loss)                  $  (336,150)   $ (256,746)       79,404
                                   ===========    ==========      ========

NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                 $     (0.10)   $    (0.08)     $  (0.02)
                                   ===========    ==========      ========

The following table provides additional details regarding the changes to the income statement the nine months ended September 30, 2006:

                                   As restated  As previously      Change
                                                   reported
                                   -----------    ----------      --------

Revenues                           $ 1,702,976    $1,702,976             -
Cost of revenues                       465,288       465,288             -
                                   -----------    ----------      --------
                                     1,237,688     1,237,688             -
                                   -----------    ----------      --------

Operating expenses:
  Selling, general & administrative  1,578,909     1,542,777        36,132
  Depreciation and amortization         55,317        55,317             -
                                   -----------    ----------      --------
                                     1,634,226     1,598,094        36,132
                                   -----------    ----------      --------

Operating loss                        (396,538)     (360,406)       36,132

Interest expense, net                 (375,359)     (375,359)            -
Loss on stock sale                     (11,033)      (11,033)
Other income                               812           812             -
                                   -----------    ----------      --------
     Income (loss) before
      Minority interest               (782,118)     (745,986)       36,132

Minority interest (income) loss
 of subsidiary                               -       127,083       127,083
                                   -----------    ----------      --------
Net income (loss)                  $  (782,118)   $ (618,903)     $163,215
                                   ===========    ==========      ========
NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income
  (loss) per share                 $    (0.23)    $   (0.18)      $  (0.05)
                                   ==========     =========       ========

The following table provides details regarding the changes to the balance sheet as of December 31, 2006:

                                   As restated    As previously    Change
                                                   reported
                                   -------------  -----------     --------
ASSETS

Current assets:
  Cash                             $    44,914    $   44,914      $      -
  Accounts receivable                    5,446         5,446             -
  Prepaid expenses and other             4,345         4,345             -
                                   -----------    ----------      --------
                                        54,705        54,705             -
Leasehold improvements and
  equipment, net of accumulated
  depreciation                         937,501       937,501             -
                                   -----------    ----------      --------
                                   $   992,206    $  992,206      $      -
                                   ===========    ==========      ========

LIABILITY AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities
  Current portion of notes
   payable to related parties      $ 1,966,156    $1,966,156      $      -
  Current portion of other
   long-term debt                       87,866        87,866             -
  Interest payable to related
   parties                             594,486       594,486             -
  Accounts payable and
   accrued expenses                    280,940       280,940             -
                                   -----------    ----------      --------
                                     2,929,448     2,929,448             -

Notes payable to related parties,
 net of current portion              3,361,963     3,361,963             -
Other long-term debt, net of
 current portion                        71,558        71,558             -
Interest payable to related parties  1,902,300     1,902,300             -
Due to related parties                 944,391       944,391             -
Deferred income                          6,667         6,667             -
Deferred rent liability                644,659             -       644,659
                                   -----------    ----------      --------
                                     9,860,986     9,216,327       644,659
                                   -----------    ----------      --------

Minority interest in subsidiary              -             -             -
                                   -----------    ----------      --------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                           -             -             -
  Common Stock, $.001 par value
   10,000,000 shares authorized,
   3,400,000 shares issued and
   outstanding at December 31, 2006      3,502         3,502             -
  Additional paid-in capital        13,327,173    13,327,173             -
  Accumulated deficit              (22,199,455)  (21,554,796)     (644,659)
                                   -----------    ----------      --------
                                    (8,868,780)   (8,224,121)     (644,659)
                                   -----------    ----------      --------
                                   $   992,206    $  992,206      $      -
                                   ===========    ==========      ========

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

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased $109,679 to $636,231 from $526,553 for the three months ending September 30, 2007 and 2006 respectively. An increase was seen in two areas: legal expenses for the Urban Land litigation of $48,731, and occupancy costs for $23,281 due to increased water and property taxes.

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

NET LOSS. The net loss before minority interest for the three months ending September 30, 2007 was $(123,456) compared to a net loss of $(336,150) in the prior year. The difference of $212,694 is primarily due the Western Technologies settlement for $300,000 which is partially offset by an increase in legal fees of $48,731.

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

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased by $12,221 to $1,591,130 from $1,578,909 for the same period in the prior year. Audit and tax expense decreased by $44,667 to $31,000 from $75,667 in the prior year. The decrease in expenses was due to the Company had to respond to several SEC comment letters and also changed their public accounting firm in the prior year which resulted in billings from two separate auditing firms. The decreased expenses were related to responding to SEC comment letters and a change of Company's registered public accounting firm that occurred in April

2006. As noted earlier in the three month ended 2007, there was an increase in legal fees of $25,529 due to litigation with Urban Land discussed more thoroughly in Part II - Item 1 - Legal Proceedings.

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

NET LOSS. The net loss before minority interest for the nine months ending September 30, 2007 is $491,112 compared to a loss of $782,138 in the prior year. The difference of $291,026 is due to the Western Technologies Settlement discussed further in the legal section.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: April 14, 2008
                                  By: /s/ Ronald Boreta
                                      Ronald Boreta, President and
                                      Chief Executive (Officer
                                      Principal Executive Officer) and
                                      Treasurer (Principal Financial Officer)