Form 10KSB
period 2007-12-31
ALL AMERICAN SPORTPARK INC
filed 2008-04-15
CIK 930245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $2,238,658.

As of March 31, 2008, 3,502,000 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $330,000.

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

     The Company's operations consist of the CGC, located on 42 acres of leased land and strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 132,000 hotel rooms in Las Vegas with an average occupancy of 89.7%, and seventeen of the top twenty largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo. The CGC is also adjacent to McCarran International Airport, the fifth busiest airport in the world for passenger traffic. McCarran International Airport had it busiest year in its history with 47.7 million passengers passing through the terminal in 2007. The Las Vegas valley residential population approximates 2.0 million.

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

     On December 30, 1998, the Company acquired substantially all the assets of the LLC subject to certain liabilities. This resulted in the Company owning 100% of the CGC. Under the terms of the asset purchase agreement, the Company paid $1 million to Active Media Services in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to the Callaway Golf Company.

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

EMPLOYEES

     As of March 31, 2007, there were 4 full-time and 1 part-time employees at the Company's executive offices, and 9 full-time and 16 part-time employees at CGC.

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

     The CGC has two tenant operations: (1) The St. Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years ending in 2012, and (2) a restaurant that features an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background. Beginning in the first quarter of 2007, restaurant lease revenue will be equal $4,160 per month. If the lease is extended the minimum rent shall increase by 4% per year and every year thereafter. The lease expired in first quarter of 2007 and the lessee exercised the option to continue operations at the CGC for an additional four-year period.

ITEM 3.  LEGAL PROCEEDINGS

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     The Company was plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies had appealed the judgment to the Nevada Supreme Court (the "Court"). Western Technologies was required to and did file a bond in the amount of the judgment to date, which was approximately $1,180,000 including the judgment, interest, and attorney's fees. In October 2006, the "Court" ruled in favor of the defendant, but it wasn't until August 2007 that an agreement was reached and all parties signed a Settlement Agreement. The company received a total of $550,000 and a net after attorney's fees of $300,000, which was used to finish repairs on the facility and for some upgrades.

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

     In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban land claims the Company misused an alleged $880,000 settlement related to construction defects lawsuits. An arbitrator has been appointed in the American Arbitration Association and arbitration is scheduled for July 2008.

     Urban land has also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company remain essentially identical to the claims above. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. The Company has filed a motion to dismiss against the plaintiff's claims in this lawsuit but the Court provided the plaintiff with a limited amount of discovery. The discovery process began in 2007 and depositions were taken in September. The hearing before the American Arbitration Association is scheduled for July 2008.

     On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit in the Eighth Judical District Court of Clark County Nevada to prevent Urban Land from declaring the Company in default of its lease. The claims in the notice of default have been added to the above arbitration proceeding. A Summary Judgment was awarded to the Company in February 2008 in this proceeding.

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

                                                   HIGH       LOW
                                                 -------    -------
      Year Ended December 31, 2007:
       First Quarter                             $0.40       $0.17
       Second Quarter                            $0.40       $0.25
       Third Quarter                             $0.29       $0.16
       Fourth Quarter                            $0.69       $0.17

      Year Ended December 31, 2006:
       First Quarter                             $0.47       $0.25
       Second Quarter                            $0.33       $0.18
       Third Quarter                             $0.25       $0.19
       Fourth Quarter                            $1.85       $0.17

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

     SALES OF UNREGISTERED SECURITIES. There were no sales of unregistered securities during the quarter ended December 31, 2007.

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

Leasehold Improvements and Equipment

     Leasehold improvements and equipment are stated at cost and are depreciated or amortized using the straight-line basis over the lesser of the lease term (including renewal periods, when the Company has both the intent and ability to extend the lease) or the useful lives of the assets, generally 3 to 15 years.

Revenues

     The Company primarily earns revenue from golf course green fees, driving range ball rentals and golf and cart rentals which are recognized when received as payments for the services provided. Lease and sponsorship revenues are recognized as appropriate when earned.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51" (SFAS 160) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

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

     The Town Square project which opened in November 2007 is expected to result in increased revenues for the golf center. The Town Square is a 1.5 million square foot super regional lifestyle center with a mix of retail, dining and office space that is being developed across the street from the CGC. In addition, the continued aggressive level of growth at the south end of the Las Vegas strip is expected to draw more local and tourist business to the golf center.

     RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 VERSUS YEAR ENDED DECEMBER 31, 2006.

     REVENUES. Revenues of the Callaway Golf Center ("CGC") for 2007 increased 1.4% or $30,679 to $2,238,658 compared to $2,207,979 in 2006. Golf course green fees increased by $32,477 to $688,057 in 2007 compared to $655,580 in 2006 due to a mild and very active first and second quarter. Driving range revenue was flat year over year with an increase of $997 for 2007. Golf club rentals increased slightly to $110,458 in 2007 compared to $104,451 in 2006. Golf lesson fees decreased to $196,572 in 2007 as compared to $222,286 in 2006. This was due to a loss of several golf professionals at the beginning of 2007 and an unseasonably hot summer. Tenant income increased by $9,760 to $207,008 in 2007 compared to $197,248 in 2006. This is due to the restaurant being open for the full year in 2007.

     COST OF REVENUES. Costs of revenues increased by 7.4% or $44,171 to $641,934 in 2007 compared to $597,763 in 2006. Payroll costs increased $24,096 in 2007 due to more employees electing benefits in 2007. Other cost of goods, mainly comprised of driving range supplies like golf balls and miscellaneous supplies, increased by $23,205 to $84,707 in 2007 compared to $61,502 in 2006.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased by 1.6% or $32,898 to $2,099,458 in 2007 from $2,066,560 in 2006. Occupancy expense increased by $49,315 from $773,508 in 2006 to $822,823 in 2007. This increase was related to an increase in rent due to the lease agreement and an increase in utilities as those costs continue to rise. Salaries decreased by $44,814 due to a change in the method of allocating salaries among the Company and certain related entities for administrative tasks. Other operating expenses increased by $62,593 as a result of an increase in legal expenses of $73,244 for the arbitration proceeding with Urban Land and the settlement of Western Technologies discussed in Item 3 - Legal Proceedings of this report.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 10.2% to $82,442 in 2007 compared to $74,842 in 2006 due to adding several new fixed assets in 2007.

     OTHER INCOME AND INTEREST EXPENSE. Interest expense increased slightly by $36,723 to $541,270 in 2007 compared to $504,547 in 2006 due to the issuance of additional notes payable to related parties. Other income in 2007 includes $300,000 from the settlement with Western Technologies discussed in
Item 3 - Legal Proceedings of this report.

     NET LOSS. In 2007, the net loss was $825,476 as compared to a loss of $887,475 in 2006. This reduction in the net loss was due to the receipt of proceeds from the settlement agreement from Western Technologies in 2007.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital needs have been helped by favorable payment terms and conditions included in our notes payable to related parties. Management believes that additional notes could be negotiated, if necessary, with similar payment terms and conditions.

     The Company has various notes payable to related parties (ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). In December 2007, three notes totaling $110,000 and related interest of $102,788 were to mature but the maturity dates were extended until June 30, 2008. In December 2006, four notes totaling $220,000 and related interest of $223,651 were to mature but the maturity dates were extended until March 31, 2007. This extension has also been extended until June 30, 2008.

     In 2007 and 2006, the Company's cash flows used in investing activities consisted of cash expenditures of approximately $117,000 and $41,300 for capital asset additions. The proceeds of loans from related parties of approximately $121,876 and $216,522, net of current year repayments, constitutes substantially all of the Company's financing cash activities.

     We believe that continued development of the south strip directly adjacent the property will continue to result in increased revenues.

     Nevertheless, for reasons described below and in Note 1.d. to the consolidated financial statements, in its report dated August 6, 2008 the Company's independent auditors have expressed substantial doubt as to the Company's ability to continue as a going concern.

     As of December 31, 2007, the Company had a working capital deficit of $8,470,008 as compared to a working capital deficit of $2,874,740 at December 31, 2006. The increase in the working capital deficit is primarily due to the operating losses experienced during 2007. The Company received funds from related parties to cover the deficiency. New notes were issued to the related parties in connection with these loans.

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

     There are no planned material capital expenditures in 2008.

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

ITEM 8A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     As of December 31, 2007, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007 relating to procedures in accounting for debt forgiveness from a related party and rent expense in relation to the Company's land lease. The debt forgiveness was originally recorded as other income from the extinguishment of debt from related parties which resulted in an adjustment to correctly record the debt extinguishment as a capital contribution. Additionally, the Company determined that it had not correctly accounted for its land lease in accordance with the Statement of Financial Accounting Standards No. 13 - Accounting for Leases ("SFAS 13"). SFAS 13 provides that operating leases with fixed rent escalations should be recognized on a straight-line basis over the lease term.

     Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented. In addition we are working to identify and implement corrective actions, where required and improve our internal controls.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

     There were no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     None

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

       NAME           AGE           POSITIONS AND OFFICES HELD
------------------    ---      ------------------------------------

Ronald S. Boreta      45       President, Chief Executive Officer,
                               Treasurer, Secretary and Director

Vaso Boreta           73       Chairman of the Board of Directors

Robert R. Rosburg     80       Director

William Kilmer        67       Director

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

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics on March 26, 2008. The Code of Ethics is attached as Exhibit 14 to this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the year ended December 31, 2007 by the Company's President. The Company has no other executive officers.

                        SUMMARY COMPENSATION TABLE




_________________________________________________________________________________________________
                                                                    Change in
                                                                    Pension
                                                                    Value and
                                                                    and Non-
                                                                    qualified
                                                        Non-Equity  Deferred    All
                                                        Incentive   Com-        Other
Name and                                Stock   Option  Plan        sation      Compen-
Principal              Salary    Bonus  Awards  Awards  Compen-     Earnings    sation   Total
Position         Year  ($)       ($)    ($)     ($)     sation ($)  ($)         ($)      ($)
---------------  ----  --------  -----  ------  ------  ----------  ----------  -------  -------
Ronald S. Boreta
- President      2006  $120,000   0      0       0         0           0       $37,086  $157,086
                                                                                  (1)
                 2007  $120,000   0      0       0         0           0       $26,872  $146,086
                                                                                 (1)
__________________________________________________________________________________________________

(1)  Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use. For 2006, these amounts were $12,336 for club memberships and $24,750 for an automobile. For 2007, these amounts were $9,223 for club memberships and $17,649 for an automobile.




OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     There were no outstanding equity awards held by executive officers at December 31, 2007.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In October 2006, William Kilmer and Robert Rosburg each received 34,000 shares for their prior services as directors. During 2007, no compensation was paid to the Company's directors for their services in that capacity.

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

     On February 16, 1999, the Board approved an award to Ronald S. Boreta, President of the Company, of SAR equal to 125,000 shares independent of any stock option under the Company's 1998 Stock Incentive Plan. The base value of the SAR shall be equal to $6 per share; however, no SAR may be exercised unless and until the market price of the Company's common stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The SAR expires on October 26, 2008.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 7, 2008, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2007:



----------------------------------------------------------------------------------------
                                                                   Number of
                                                                   securities remain-
                                                                   ing available for
                                                                   future issuance
                     Number of securi-                             under equity
                     ties to be issued      Weighted-average       compensation plans
                     upon exercise of       exercise price of      (excluding securi-
                     outstanding options,   outstanding options,   ties reflected
                     warrants and rights    warrants and rights    in column (a))
Plan Category             (a)                     (b)                    (c)
----------------------------------------------------------------------------------------
Equity compensation      -0-                      --                   750,000
plans approved by
security holders
----------------------------------------------------------------------------------------
Equity compensation       --                       --                     --
plans not approved
by security holders
----------------------------------------------------------------------------------------
     Total                -0-                      --                  750,000
----------------------------------------------------------------------------------------



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     The Company has various notes payable to the Paradise Store. These notes are due in varying amounts on December 1 each year through year 2008. These notes bear interest at 10% per annum and are secured by the assets of the

Company. The note payable and accrued interest payable balance at December 31, 2007 was $3,363,473 and $2,532,420, respectively. In December 2007, three notes totaling $110,000 and the related party interest of $102,788 were to mature but an extension was granted until June 30, 2008. The notes will continue to accrue interest at 10%. In December 2006, four notes totaling $220,000 and the related party interest of $223,651 were to mature but the maturity dates were extended until March 31, 2007 and these notes will continue to accrue interest at 10% per annum. These notes were also extended until June 30, 2008. In December 2005, Vaso Boreta, Chairman of the Board and owner of the Paradise Store, forgave the current note balance due then including the related interest totaling $617,690, and also agreed to not accelerate the maturities of the remaining notes due to these defaults.

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

     In 2007, SAGS loaned the company approximately $76,000, to fund operations. The District Store loaned $135,000 to the company for operations.
 Interest accrues at 10% per annum on these notes.

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

 10.12      Promissory Notes to           Filed herewith electronically
            BE District, LLC and
            Saint Andrews Golf Shop Ltd.
            during 2007

 14         Code of Ethics                Filed herewith electronically

 21         Subsidiaries of the           Incorporated by reference to
            Registrant                    Exhibit 21 to the Registrant's
                                          Form SB-2 Registration Statement
                                          (No. 33-84024)

 23.1       Consent of L.L. Bradford      Filed herewith electronically
            & Company, LLC

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

 32         Certification of Chief        Filed herewith electronically
            Executive Officer and
            Principal Financial
            Officer Pursuant to
            Section 18 U.S.C.
            Section 1350

ITEM 14.  PRINCIPAL ACCOUNTANTS' FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years ended December 31, 2007 and 2006 by LL Bradford for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $36,000 and $36,000, respectively.

AUDIT RELATED FEES

     None.

TAX FEES

     The aggregate fees billed for tax services rendered by L.L. Bradford tax compliance and tax advice for the two fiscal years ended December 31, 2007 and 2006, were $5,000 and $5,000, respectively.

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

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
All-American SportPark, Inc
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of All-American SportPark, Inc and Subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc and Subsidiary as of December 31, 2007 and 2006, and the results of its activities and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
April 11, 2008
Las Vegas, Nevada

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2007 AND 2006

ASSETS
                                                        2007         2006
                                                     ----------   ----------
Current assets:
  Cash                                               $     -      $   44,914
  Accounts receivable                                     5,667        5,446
  Prepaid expenses and other                              5,473        4,345
                                                     ----------   ----------
                                                         11,140       54,705

Leasehold improvements and equipment, net               972,127      937,501
Other assets                                               -            -
                                                     ----------   ----------
                                                     $  983,267   $  992,206
                                                     ==========   ==========

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2007 AND 2006
                                (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
                                                       2007         2006
                                                   -----------   ----------
Current liabilities:
  Bank Overdraft                                   $    53,473   $     -
  Current portion of notes payable to
   related parties                                   5,205,504    1,966,156
  Current portion of other long-term debt               71,558       87,866
  Interest payable to related parties                2,957,454      594,486
  Accounts payable and accrued expenses                193,159      280,940
                                                   -----------   ----------
                                                     8,481,148    2,929,448

Notes payable to related parties,
  net of current portion                               121,035    3,361,963
Other long-term debt, net of current portion              -          71,558
Interest payable to related parties                     31,666    1,902,300
Due to related parties                               1,011,952      944,391
Deferred income                                           -           6,667
Deferred rent liability                                681,887      644,659
                                                   -----------   ----------
                                                    10,327,688    9,860,986
                                                   -----------   ----------

Minority interest in subsidiary                           -            -
                                                   -----------   ----------

Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                        -            -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 and 3,502,000
   shares issued and outstanding at
   December 31, 2007 and 2006, respectively              3,502        3,502
  Additional paid-in capital                        13,677,008   13,327,173
  Deficit                                          (23,024,931) (22,199,455)
                                                   -----------  -----------

                                                    (9,344,421)  (8,868,780)
                                                   -----------  -----------

                                                   $   983,267  $   992,206
                                                   ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                       2007          2006
                                                   -----------   -----------

Revenues                                           $ 2,238,658   $ 2,207,979
Cost of revenues                                       641,934       597,763
                                                   -----------   -----------
     Gross profit                                    1,596,724     1,610,216
                                                   -----------   -----------

Operating expenses:

   Selling, general and administrative               2,099,458     2,066,560
   Depreciation and amortization                        82,442        74,828
                                                   -----------   -----------
     Total operating expenses                        2,181,900     2,141,388
                                                   -----------   -----------

Operating loss                                        (585,176)     (531,172)

Interest expense, net                                 (541,270)     (504,547)
Gain on Extinguishment of Debt                            -          (11,033)
Other income loss                                      300,970          (812)
                                                   -----------   -----------
     Loss before minority interest                    (825,476)   (1,047,564)

Minority interest in loss of subsidiary                   -             -
                                                   -----------   -----------
     Net loss                                      $  (825,476)  $(1,047,564)
                                                   ===========   ===========

NET LOSS PER SHARE:
 Basic and diluted net loss per share              $     (0.24)  $     (0.30)
                                                   ===========   ===========













The accompanying notes are an integral part of these consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                               ADDITIONAL
                     COMMON     PAID-IN
                     STOCK      CAPITAL        DEFICIT          TOTAL
                    ---------  -----------   ------------    ------------

Balances,
January 1, 2006     $  3,400   $13,306,875   $(21,151,901)   $(7,841,626)

Stock issuance           102        20,298                        20,400

Net loss                                       (1,047,554)    (1,047,554)
                    --------   -----------   ------------    -----------
Balances,
December 31, 2006   $  3,502   $13,327,173   $(22,199,455)   $(8,868,780)


Capital contribution
in the form of debt
extinguishment                     349,835                       349,835

Net loss                                         (825,476)      (825,476)
                    --------   -----------   ------------    -----------
Balances,
December 31, 2007   $  3,502   $13,677,008   $(23,024,931)   $(9,344,421)
                    ========   ===========   ============    ===========


















The accompanying notes are an integral part of these consolidated financial statements.

                ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                       2007         2006
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (825,476)  $(1,047,554)
   Adjustment to reconcile net
    loss to net cash used in
    operating activities:
   Depreciation and amortization                       82,442        74,828
   Bad debts                                             -           11,033
   Stock based compensation                              -           20,400
   Increase in operating (assets) and
   liabilities:
     Accounts receivable                                 (221)       (2,782)
     Prepaid expenses and other assets                 (1,128)       23,017
     Accounts payable and
      accrued expenses                                (87,781)       57,603
     Interest payable to related parties              492,334       480,964
     Decrease in deferred income                       (6,667)        6,667
     Increase in deferred rent liability               37,228        48,175
                                                   ----------   -----------
       Net cash used in
       operating activities                          (309,269)     (327,648)
                                                   ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of capital assets                        (117,068)      (41,319)
   Proceeds from sale of stock                           -          113,967
                                                   ----------   -----------
     Net cash provided by (used in)
       investing activities                          (117,068)      (72,648)
                                                   ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank overdraft                     $   53,473   $      -
  Increase in due to related parties                  501,396       224,185
  Proceeds of loan from related parties               121,876       216,522
  Principal payments on notes payable
    related parties                                  (207,456)      (75,000)
  Principal payments on other
    notes payable                                     (87,866)      (79,957)
                                                   ----------   -----------
       Net cash provided by
       financing activities                           381,423       285,750
                                                   ----------   -----------
NET INCREASE IN CASH                                  (44,914)       30,750
Cash, beginning of year                                44,914        14,164
                                                   ----------   -----------
Cash, end of year                                  $     -      $    44,914
                                                   ==========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                           $   12,134   $    20,043
                                                   ==========   ===========
SCHEDULE OF NON-CASH FINANCING ACTIVITY:
  Capital contributions in the form of
  debt extinguishment                              $  349,835   $    -
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

     d.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2007 and 2006, the Company had net loss of $825,476 and $1,047,564, respectively. As of December 31, 2007, the Company had a working capital deficit of $8,470,008 and a shareholders' equity deficiency of $9,344,421.

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

     f.  CORRECTION OF AN ERROR - PRIOR PERIOD ADJUSTMENTS

On March 10, 2008, the President and Principal Financial and Accounting Officer of All-American SportPark, Inc. (the "Company") concluded that the previously issued financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, and its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007; June 30, 2007 and September 30, 2007 should not be relied upon because of the accounting errors contained therein. In particular the Company had determined that it had not correctly accounted for its land lease in accordance with Statement of Financial Accounting Standards No. 13 - Accounting for Leases ("SFAS 13"). SFAS 13 provides that operating leases with fixed rent escalations should be recognized on a straight-line basis over the lease term.

Amendments have been filed to restate the previously issued financial statements.

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

       Furniture and equipment              3-10 years
       Leasehold improvements              15-25 years

     c.  ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $35,200 and $28,200 in 2007 and 2006, respectively.

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

     g.  IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2007.

     h.  LEGAL DEFENSE COSTS

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

     i.  Recent Accounting Policies

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.

The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51" (SFAS 160) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

3.   LOSS PER SHARE

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares are not used to compute a diluted loss per share because to do so would be anti-dilutive for the period ending December 31, 2007 and 2006. The weighted-average number of common shares used in the calculation of basic loss per share was 3,502,000 and 3,502,000 in 2007 and 2006.

4.   RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) two golf retail stores wholly-owned by the Company's Chairman, both named Las Vegas Discount Golf and Tennis (the "Paradise Store" and "Rainbow Store"), b) three golf retail stores, two of which are named Saint Andrews Golf Shop ("SAGS")and the other is a Las Vegas Discount Golf and Tennis ("District Store"), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. One of the SAGS stores is the retail tenant in the CGC. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $93,000 and $55,000 in 2007 and 2006, respectively.

The Company has various notes payable to the Paradise Store. These notes are due in varying amounts on December 1 each year through year 2008. The notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balances at December 31, 2007, were $3,363,473 and $2,532,420 respectively. Eric, do you want me to add 2006 interest and note payable? Currently I am just showing 2007. In December 2007, three notes totaling $110,000 with related party interest of $102,788 were to mature, but an extension was granted until June 30, 2008. The interest will continue to accrue at 10%. In December 2006, four notes totaling $220,000 and the related interest of $245,651 were to mature but the maturity dates were extended until March 31, 2007 and these notes will continue to accrue interest at 10% per annum. These notes were also extended to June 30, 2008.

Also in 2004, BE Holdings 1, LLC, which is owned by Vaso Boreta, Chairman of the Board, advanced the Company $100,000 to fund operations. This note accrues interest at 10% per annum and is payable only out of available cash flows, if any.

In 2007, SAGS loaned the company approximately $76,000, to fund operations. The "District Store" loaned $135,000 to the company for operations. Interest accrues at 10% per annum on these notes.

In 2006, SAGS loaned the Company approximately $140,000 to fund operations, of which the entire balance is due prior to December 31, 2007 and interest accrued at 10% per annum. The Company repaid $75,000 of these loans in August of 2006. In 2005, SAGS loaned the Company approximately $445,000 to fund operations, of which approximately $390,000 is due prior to December 31, 2006, and an additional $55,000 is payable only out of available cash flows, if any. These notes remain outstanding as of December 31, 2007. Interest continues to accrue at 10% per annum. In December 2006, "District Store" loaned $50,000 to the company for operations and interest accrues at 10% per annum.

Also in 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi and Perry Craig Rogers own ANR. Messrs. Agassi and Rogers are also owners of ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are personally guaranteed by Ronald S. Boreta, the Company's President. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The interest payable as of December 31, 2007 is $84,250

Aggregate maturities of related party notes and the related accrued interest payable for the five years subsequent to December 31, 2007, are as follows:

             2008          8,162,958
             2009              --
             2010              --
             2011              --
             Thereafter      152,701
                        ------------
                        $  8,315,659
                        ============

At December 31, 2007, the Company has no loans or other obligations with restrictive debt or similar covenants.

5.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

                                   2007                   2006
                            -----------------      -----------------

     Building                  $    252,866          $     252,866
     Land improvements              540,098                450,390
     Furniture and equipment        278,233                257,174
     Signs                          208,688                208,688
     Other leasehold
     improvements                   332,700                326,400
     Other                           40,179                 40,179
                            -----------------      -----------------
                                  1,652,764              1,535,697

     Less accumulated
      depreciation and
      amortization                 (680,638)              (598,196)
                            -----------------     -----------------
                               $    972,126          $     937,501
                            =================     =================

6.  OTHER LONG-TERM DEBT

The Company has outstanding a promissory note payable to an unrelated party, due in quarterly installments of $25,000 through September 2008 without interest. This note has been discounted to reflect its present value.

Aggregate maturities of this obligation subsequent to December 31, 2007, are as follows:

                     2008                      71,558
                                          -----------
                   Balance, which is net
                   of unamortized discount
                   of $3,442              $    71,558
                                          ===========

7.  LEASES

The land underlying the CGC is leased under an operating lease that expires in 2012 and has two five-year renewal options. In March 2006, the company exercised the first of two options, extending the lease to 2018. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The Company recognizes the minimum rental expense on a straight-line basis over the term of the lease.

The Company is obligated under various other non-cancelable operating leases for equipment that expire over the next five years.

At December 31, 2007, minimum future lease payments under non-cancelable operating leases are as follows:

                     2008                     509,695
                     2009                     509,695
                     2010                     502,954
                     2011                     481,673
                     Thereafter               521,812
                                           ----------
                     Total                 $2,525,829

Total rent expense for all operating leases was $486,060 for 2007 and $520,326 for 2006.

8.  INCOME TAXES

Income tax expense (benefit) consists of the following:

                                           2007               2006
                                       ------------       ------------
    Current                            $  (280,662)       $   (355,837)
    Deferred                               280,662             355,837
                                       ------------       ------------
                                       $      -           $       -
                                       ============       ============

The components of the deferred tax asset (liability) consisted of the following at December 31:

                                           2007               2006
                                       ------------       ------------
Deferred tax liabilities:
  Temporary differences related to:
  Depreciation                          $ (243,540)       $  (206,571)

Deferred tax assets:
  Net operating loss carryforward        6,846,752          6,566,090
  Related party interest                 1,010,379            842,645
  Deferred income                             -                 2,267
  Deferred rent liability                  231,842            219,184
  Other                                       -                  -
                                        ----------        -----------
Net deferred tax asset before
 valuation allowance                     7,624,997          7,215,837
  Valuation allowance                   (7,624,997)        (7,215,837)
                                        ----------        -----------
                                        $     -           $      -
                                        ==========        ===========

As of December 31, 2007 and 2006, the Company has available for income tax purposes approximately $20.1 and $19.3 million respectively in federal net operating loss carryforwards, which may be available to offset future taxable income. These loss carryforwards expire in 2019 through 2027. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carryforwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

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

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2007 and 2006 is presented below:

                                2007                         2006
                       -----------------------       ----------------------
                                      Weighted                     Weighted
                                      Average                      Average
                                      Exercise                     Exercise
                        Shares        Price          Shares        Price
                       -----------------------       ----------------------
Beginning of year        75,000       $   4.00        400,000       $  4.00
  Granted                  -             -              -            -
  Exercised                -             -              -            -
  Forfeited                -             -              -            -
  Expired                  -             -           (325,000)       -
                       -----------------------       ----------------------
End of year              75,000       $   4.00         75,000       $  4.00
                       =======================       ======================
Exercisable at
end of year              75,000       $   4.00         75,000       $  4.00
                       =======================       ======================

The following table summarizes information about stock options outstanding at December 31, 2007:

                          Options Outstanding           Options Exercisable
                -------------------------------------   ---------------------

                                             Weighted                Weighted
                              Remaining      Average                 Average
Exercise        Number        Contractual    Exercise   Number       Exercise
Price           Outstanding   Life (Years)   Price      Exercisable  Price
--------        -----------  -------------   ---------  -----------  --------
$4.00              75,000        1.00         $ 4.00       75,000    $ 4.00


10.  LEGAL MATTERS

     The Company was plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies had appealed the judgment to the Nevada Supreme Court (the "Court"). Western Technologies was required to and did file a bond in the amount of the judgment to date, which was approximately $1,180,000 including the judgment, interest, and attorney's fees. In October 2006, the "Court" ruled in favor of the defendant, but it wasn't until August 2007 that an agreement was reached and all parties signed a Settlement Agreement. The company received a total of $550,000 and a net after attorney's fees of $300,000, which was used to finish repairs on the facility and for some upgrades. The Company recorded this settlement as part of other income.

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

     In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban land claims the Company misused an alleged $880,000 settlement related to construction defects lawsuits. An arbitrator has been appointed in the American Arbitration Association and arbitration is scheduled for July 2008.

     Urban land has also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company remain essentially identical to the claims above. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. The Company has filed a motion to dismiss against the plaintiff's claims in this lawsuit but the Court provided the plaintiff with a limited amount of discovery. The discovery process began in 2007 and depositions were taken in September.

     On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit to prevent Urban Land from declaring the Company in default of its lease. These claims in the notice of default have been added in the above arbitration proceeding. A Summary Judgment was awarded to the Company in February 2008 by the Court. Urban Land has requested that the Court review the decision and a hearing on that matter is scheduled for July 14, 2008.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     ALL-AMERICAN SPORTPARK, INC.



Dated: April 15, 2008                By:/s/ Ronald S. Boreta
                                        Ronald S. Boreta, Chief Executive
                                        Officer (Principal Executive Officer
                                        and Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                     TITLE                     DATE



/s/ Vaso Boreta               Chairman of the Board          April 15, 2008
Vaso Boreta                   and Director



/s/ Ronald S. Boreta          President (Chief               April 15, 2008
Ronald S. Boreta              Executive Officer),
                              Treasurer (Principal
                              Financial Officer)
                              and Director



________________________      Director
Robert R. Rosburg




/s/ William Kilmer            Director                       April 15, 2008
William Kilmer