Form 10QSB
period 2008-03-31
ALL AMERICAN SPORTPARK INC
filed 2008-05-15
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2008




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

As of March 31, 2008 3,502,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]



                        ALL-AMERICAN SPORTPARK, INC.
                                  FORM 10-QSB
                                    INDEX
                                                                      Page
                                                                     Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 2008 (unaudited) and December 31, 2007............  3

         Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 2008 and 2007 (unaudited)......  4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2008 and 2007 (unaudited)......  5

         Notes to Condensed Consolidated Financial Statements
         (unaudited) ................................................  6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ..........................................  9

Item 3.  Controls and Procedures .................................... 11

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .......................................... 11

Item 2.  Changes in Securities ...................................... 12

Item 3.  Defaults Upon Senior Securities ............................ 12

Item 4.  Submission of Matters to a Vote of Security
         Holders .................................................... 12

Item 5.  Other Information .......................................... 12

Item 6.  Exhibits and Reports on Form 8-K ........................... 12

SIGNATURES .......................................................... 13

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS
                                                2008            2007
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $    44,529    $      -
  Accounts receivable                              1,322          5,667
  Prepaid expenses and other                      14,110          5,473
                                             -----------    -----------
     Total current assets                         59,961         11,140

Leasehold improvements and equipment, net        950,365        972,127
Due From related entities                           -              -
Other Assets                                         412           -
                                             -----------    -----------
     Total assets                            $ 1,010,738    $   983,267
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Bank overdraft                             $      -       $    53,473
  Current portion of notes payable to
   related entities                            5,127,948      5,205,504
  Current portion of other long-term debt         48,266         71,558
  Interest payable to related entities         3,077,466      2,957,454
  Accounts payable and accrued expenses          201,628        193,159
                                             -----------    -----------
     Total current liabilities                 8,455,308      8,481,148

Notes payable to related entities, net of
  current portion                                119,205        121,035
Interest payable to related entities              34,167         31,666
Due to related entities                        1,304,554      1,011,952
Deferred Rent Liability                          682,981        681,887
                                             -----------    -----------
     Total liabilities                        10,596,215     10,274,688
                                             -----------    -----------
Minority interest in subsidiary                     -              -
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                  -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 shares
   issued and outstanding at March 31,
   2008, and December 31, 2007, respectively       3,502          3,502
  Additional paid-in capital                  13,677,008     13,677,008
  Accumulated deficit                        (23,265,987)   (23,024,931)
                                             -----------    -----------
     Total shareholders' equity deficiency    (9,585,477)    (9,344,421)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $ 1,010,738    $   983,267
                                             ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                 (UNAUDITED)

                                                 2008           2007
                                             -----------    -----------


Revenues                                       $ 590,947      $ 546,908
Cost of revenues, excluding depreciation         151,042        132,707
                                             -----------    -----------

     Gross profit                                439,905        414,201
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative           530,823        436,982
   Depreciation and amortization                  21,762         20,426
                                             -----------    -----------
     Total operating expenses                    552,585        457,408
                                             -----------    -----------

Operating loss                                  (112,680)       (43,207)

Other income (expense):
   Interest expense                             (135,144)      (133,224)
   Other income                                    6,768            132
                                             -----------    -----------
     Loss before minority
      interest                                  (241,056)      (176,299)

Minority interest                                   -              -
                                             -----------    ------------
Net loss                                     $  (241,056)    $  (176,299)
                                             ===========    ============
NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.07)    $     (0.05)
                                             ===========    ============















The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                  (UNAUDITED)

                                                 2008          2007
                                             -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (241,056)   $  (176,299)
   Adjustment to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization                  21,762         20,426
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts                4,345          1,065
       receivable
    (Increase) decrease prepaid expenses
       and other                                  (9,049)       (14,648)
     (Decrease)increase in accounts payable
      and accrued expenses                         8,469        (98,390)
     Increase in interest payable to
      related entities                           122,513        124,180
     Increase (decrease) in deferred                -            (2,500)
      Expense
     Increase in deferred rent liability           1,094         12,044
                                              -----------     ----------
       Net cash used in operating
        activities                               (91,922)      (134,122)
                                              -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                     (53,473)          -
  Increase in due to related entities            292,602         41,403
  Proceeds from notes payable to
   related entities                               25,000         75,000
  Principal payments on notes payable
    to related entities                         (104,386)        (1,371)
  Principal payments on other notes payable      (23,292)       (21,196)
                                             -----------     ----------
      Net cash provided by financing
       activities                                136,451         93,836
                                             -----------     ----------
NET INCREASE IN CASH                              44,529        (40,286)

CASH, beginning of period                           -            44,914
                                             -----------    -----------
CASH, end of period                          $    44,529     $    4,628
                                             ===========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     1,708     $    3,804
                                             ===========     ==========
  Cash paid for taxes                        $      -        $     -
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

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at March 31, 2008 and for all prior periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may require revision in future periods.

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, from which the December 31, 2007, audited balance sheet information was derived.

2.   INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average numbers of common shares used in the calculation of basic and diluted loss per share were 3,502,000 for the three-month periods ended March 31, 2008 and 2007.

3.   LEASES

The land underlying the Callaway Golf Center is leased by AAGC. The original lease expires in 2012 and the Company has exercised one of two five year renewal options extending the lease through 2017. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The CGC did not reach the gross revenues that would require the payment of contingent rent as of March 31, 2008. The lease has a corporate guarantee by AASP.

4.   RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) The Company Chairman's two wholly-owned golf retail stores in Las Vegas, Nevada, (the "Paradise Store" and "Rainbow Store"), (b) three golf retail stores, two are named Saint Andrews Golf Shop ("SAGS")and one is a Las Vegas Golf and Tennis, owned by the Company's President and his brother. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $30,663 and $55,558 for the three months ended March 31, 2008 and 2007, respectively. Related party interest expense was $135,144 and $133,224 for the three months period ending March 31, 2008 and 2007.

5.  LEGAL MATTERS

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

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of March 31, 2008, the Company had a working capital deficit of $8,395,347 and a shareholders' equity deficiency of $9,585,477. CGC did not generate a positive cash flow before corporate overhead that is in place to support of the CGC and public company operations and interest expense.

Management believes that its operations, and existing cash balances as of March 31, 2008 may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

OVERVIEW

The Company's operations consist of the management and operation of the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two sub-leased spaces. The first is occupied by the Saint Andrews Golf Shop retail store. The other space was for a restaurant and bar that was unoccupied as of the beginning of 2006. A lease was signed with a new tenant on January 25, 2006 and the restaurant re-opened in February 2006. The lease was for an initial one-year period. The Company and the tenant agreed to extend the lease for an additional one-year term through January 2009.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended March 31, 2008 increased $44,039 or 8.1% to $590,947 from $546,908.
The increase in revenues is attributed to an increase in golf course green fees, driving range and golf club. Driving range business increased by $25,000 as compared to the three months ended in March 2007. Golf course green fees increased by $9,000 to $178,000 in 2008 from $169,000 in 2007 due to an increase in business. Golf cart rentals were flat year-to-year from $50,000 to $48,500 for the three months ending March 31, 2008 compared to the same period in 2007. Golf lesson fees were also flat at $50,970 in 2008 compared to $50,520 in 2007. Golf club rentals increased by $5,286 to $32,051 for the three months ended in March 31, 2008 compared to $26,765 for the three months ended in March 2007 due to the increased level of business.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of Golf Center staff, and operating supplies. Cost of revenues increased by $18,335 to $151,042 from $132,707 for the same period in the prior year. Commissions paid to golf instructors increased by $5,391 from $38,137 in 2008 to $32,746 in 2007 due directly to increased golf lesson fees incurred in the first quarter. In February 2008, a $21,725 purchase of new range balls for the course increased golf operating supplies to $26,000 in 2008 as compared to $3,320 in 2007.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased by $93,841 to $530,823 for the three months ending March 31, 2008 as compared to $436,982 during the same period in 2007. An increase was seen in two areas: legal expenses for the Urban Land litigation of $70,000, and occupancy costs for $24,000 due to an increase in the land lease.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. For the three months ended March 31, 2008 there was an increased in interest expense of $1,920 as compared to the same period in 2007 due to additional borrowings from affiliated stores to fund operations.

NET LOSS. The net loss before minority interest for the three months ending September 30, 2007 was $241,056 compared to a net loss of $176,299 in the prior year. The increase in the net loss of $64,757 is primarily due the increase in legal expenses for the Urban Land litigation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had a working capital deficit of $8,395,347 as compared to a working capital deficit of $8,470,008 at December 31, 2007. The CGC did not generate a positive cash flow before corporate overhead.

Management believes that the CGC operations and existing cash balances as of March 31, 2008, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2007, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates that the Town Square project will continue to increase traffic flow in the area of the golf center, which expected to result in increased revenues for the golf center. The Town Square is a 1.5 million square foot super regional lifestyle center with a mix of retail, dining and office space that is being developed across the street from the golf center. In addition, the continued aggressive level of growth at the south end of the Las Vegas strip is expected to draw more local and tourist business to the golf center.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit to prevent Urban Land from declaring the Company in default of its lease. These claims in the notice of default have been added in the above arbitration proceeding. The Court awarded a Summary Judgment to the Company in February 2008. Urban Land has requested that the Court review the decision and a hearing on that matter is scheduled for July 14, 2008.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: May 15, 2008
                                  By:/s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive (Officer
                                     Principal Executive Officer) and
                                     Treasurer (Principal Financial Officer)