Form 10-Q
period 2008-08-14
ALL AMERICAN SPORTPARK INC
filed 2008-08-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2008

                       Commission File Number: 0-24970


                        ALL-AMERICAN SPORTPARK, INC.
      -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

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


                              (702) 798-7777
                         ---------------------------
                       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X] Yes       [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                 Accelerated filer [ ]
Non-accelerated filer (Do not check         Smaller reporting company [X]
If a smaller reporting company) [  ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of June 30, 2008 3,502,000 shares of common stock were outstanding.

                                     1
                        ALL-AMERICAN SPORTPARK, INC.
                                  FORM 10-Q
                                    INDEX
                                                                      Page
                                                                     Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 2008 (unaudited) and December 31, 2007.............   3

         Condensed Consolidated Statements of Operations
         Three Months Ended June 30, 2008 and 2007 (unaudited).......   4

         Condensed Consolidated Statements of Operations
         Six Months Ended June 30, 2008 and 2007 (unaudited).........   5

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended June 30, 2008 and 2007 (unaudited)  .....   6

         Notes to Condensed Consolidated Financial Statements
         (unaudited) ................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations  .................................  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..  13

Item 4.  Controls and Procedures ....................................  13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................  14

Item 1A. Risk Factors ...............................................  14

Item 2.  Changes in Securities ......................................  14

Item 3.  Defaults Upon Senior Securities ............................  14

Item 4.  Submission of Matters to a Vote of Security
         Holders ....................................................  14

Item 5.  Other Information ..........................................  14

Item 6.  Exhibits and Reports on Form 8-K ...........................  14

SIGNATURES ..........................................................  15







                                      2
               ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2008 AND DECEMBER 31, 2007
ASSETS
2008              2007
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $   111,206    $         -
  Accounts receivable                              1,599          5,667
  Prepaid expenses and other                      12,951          5,473
                                             -----------    -----------
     Total current assets                        125,756         11,140

Leasehold improvements and equipment, net        928,850        972,127
Due from related entities                          -              -
Other Assets                                       -                -
                                             -----------    -----------
     Total assets                            $ 1,054,606    $   983,267
                                             ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY
Current liabilities:
  Bank overdraft                            $         -    $    53,473
  Current portion of notes payable to
   related entities                            5,127,948      5,205,504
  Current portion of other long-term debt         24,418         71,558
  Interest payable to related entities         3,195,665      2,957,454
  Accounts payable and accrued expenses          268,941        193,159
                                             -----------    -----------
     Total current liabilities                 8,616,972      8,481,148
Notes payable to related entities, net of
  current portion                                118,025        121,035
Interest payable to related entities              36,667         31,666
Due to related entities                        1,356,855      1,011,952
Deferred rent liability                          684,074        681,887
                                             -----------    -----------
     Total liabilities                        10,812,593     10,327,688
                                             -----------    -----------
Commitments and contingencies:
Minority interest in subsidiary                     -              -
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                  -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 shares
   issued and outstanding at June 30,
   2008, and December 31, 2007, respectively       3,502          3,502
  Additional paid-in capital                  13,677,008     13,677,008
  Accumulated deficit                        (23,438,497)   (23,024,931)
                                             -----------    -----------
     Total shareholders' equity deficiency    (9,757,987)    (9,344,421)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $ 1,054,606    $   983,267
                                             ===========    ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.
                                      3
                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                                 (UNAUDITED)

2008		    2007
                                             -----------    -----------


Revenues                                       $ 730,265      $ 673,317
Cost of revenues, excluding depreciation         172,268        190,896
                                             -----------    -----------

     Gross profit                                557,997        482,421
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative           571,298        505,874
   Depreciation and amortization                  21,516         20,483
                                             -----------    -----------
     Total operating expenses                    592,814        526,357
                                             -----------    -----------

Operating loss                                   (34,817)       (43,936)

Other income (expense):
   Interest expense                             (139,392)      (134,978)
   Other income                                                	  129
                                             -----------    -----------
     Loss before minority
      interest                                  (174,209)      (178,785)

Minority interest                                     -               -
                                             -----------    ------------
Net loss                                     $  (174,209)    $  (178,785)
                                             ===========    ============
NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.05)    $     (0.05)
                                             ===========    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.



4





                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                 (UNAUDITED)

2008              2007
                                             -----------    -----------


Revenues                                     $ 1,321,212    $ 1,220,226
Cost of revenues, excluding depreciation         323,310        323,603
                                             -----------    -----------

     Gross profit                                997,902        896,623
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative         1,102,120        930,811
   Depreciation and amortization                  43,278         40,909
                                             -----------    -----------
     Total operating expenses                  1,145,398        971,720
                                             -----------    -----------

Operating loss                                  (147,496)       (75,097)

Other income (expense):
   Interest expense                             (268,395)      (268,203)
   Other income                                    2,325            260
                                             -----------    -----------
     Loss before minority
      interest                                  (413,566)      (343,040)

Minority interest                                     -               -
                                             -----------    ------------
Net loss                                     $  (413,566)    $  (343,040)
                                             ===========    ============
NET LOSS PER SHARE:
 Basic and diluted net loss
  per share                                  $     (0.12)    $     (0.10)
                                             ===========    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.



                                      5


                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                 (UNAUDITED)
2008            2007
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (413,566)   $  (367,128)
   Adjustment to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization                  43,277         40,909
   Changes in operating assets and liabilities:
     Decrease in accounts
       receivable                                  4,068          4,109
    (Increase) prepaid expenses
       and other                                  (7,478)       (15,889)
     (Decrease)increase in accounts payable
      and accrued expenses                         75,782       (49,653)
     Increase in interest payable to
      related entities                            243,212       248,696
     (Decrease) in deferred
      Expense                                           -        (5,000)
     Increase in deferred rent liability            2,187        24,088
                                              -----------     ----------
       Net cash used in operating
        activities                                (52,518)     (119,868)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  -       (26,309)
     -----------     ----------
       Net cash used in investing
        activities                                      -       (26,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                      (53,473)             -
  Increase in due to related entities            344,903         48,804
  Proceeds from notes payable to
   related entities                               25,000        100,000
  Principal payments on notes payable
    to related entities                        (105,566)         (2,743)
  Principal payments on other notes payable     (47,140)        (42,898)
                                             -----------     ----------
      Net cash provided by financing
       activities                                163,724        103,162
                                             -----------     ----------
NET INCREASE IN CASH                             111,206        (43,014)

CASH, beginning of period                              -         44,914
                                             -----------    -----------
CASH, end of period                          $   111,206     $    1,900
                                             ===========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     2,860     $    7,102
                                             ===========     ==========
  Cash paid for taxes                        $      -        $     -
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

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at June 30, 2008 and for all prior periods presented.

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

2.   INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average numbers of common shares used in the calculation of basic and diluted loss per share were 3,502,000 for the six-month periods ended June 30, 2008 and 2007.

3.   LEASES

The land underlying the Callaway Golf Center is leased by AAGC. The original lease expires in 2012 and the Company has exercised one of two five year renewal options extending the lease through 2017. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The CGC did not reach the gross revenues that would require the payment of contingent rent as of June 30, 2008. The lease has a corporate guarantee by AASP.

4.   RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) The Company Chairman's wholly-owned golf retail store in Las Vegas, Nevada, (the "Paradise Store" (b) three golf retail stores, two are
                                      7
named Saint Andrews Golf Shop ("SAGS")and one is a Las Vegas Golf and Tennis, owned by the Company's President and his brother. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $62,477 and $65,654 for the six months ended June 30, 2008 and 2007, respectively. Related party interest expense was $217,901 and $196,262 for the six months period ending June 30, 2008 and 2007.

5.  LEGAL MATTERS

     In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban Land claims the Company misused an alleged $880,000 settlement related to construction defects lawsuits. An arbitrator has been appointed in the American Arbitration Association and arbitration is scheduled for September 2008.

     Urban Land has also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company remain essentially identical to the claims above. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. The Company has filed a motion to dismiss against the plaintiff's claims in this lawsuit but the Court provided the plaintiff with a limited amount of discovery. The discovery process began in 2007 and depositions were taken in September 2007. A summary judgment was awarded in favor of the Company in this case in June 2008, dismissing these claims. The Company has asked the court to be awarded a judgment against Urban Land for the legal costs incurred by the Company in connection with this lawsuit.


     On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit in the Eighth Judical District Court of Clark County Nevada to prevent Urban Land from declaring the Company in default of its lease. The claims in the notice of default have been added to the above arbitration proceeding. A Summary Judgment was awarded to the Company in February 2008 in this proceeding. Urban Land has requested that the court review the decision and a hearing on that matter is scheduled for September 23, 2008.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of June 30,
                                     8
2008, the Company had a working capital deficit of $8,491,216 and a shareholders' equity deficiency of $9,757,987. CGC did generate a positive cash flow before corporate overhead that is in place to support of the CGC and public company operations and interest expense.

Management believes that its operations, and existing cash balances as of June 30, 2008 may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with the Company's consolidated financial statements and related notes included in this report.

OVERVIEW

The Company's operations consist of the management and operation of the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center. Also located within the clubhouse are two sub-leased spaces. The first is occupied by the Saint Andrews Golf Shop retail store. The other space was for a restaurant and bar that was unoccupied as of the beginning of 2006. A lease was signed with a new tenant on January 25, 2006 and the restaurant re-opened in February 2006. The lease was for an initial one-year period. The Company and the tenant agreed to extend the lease on a month to month basis.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.
                                     9

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended June 30, 2008 increased $56,948 or 8% to $730,265 from $673,317. The increase in revenues is attributed to an increase in golf course green fees, driving range and golf club rental. Driving range business increased by $39,000 as compared to the three months ended in June 2007. Golf course green fees increased by $5,247 due to an increase in business. Golf cart rentals were flat year-to-year from $70,900 to $69,703 for the three months ending June 30, 2008 compared to the same period in 2007. Golf lesson fees were also flat at $58,225 in 2008 compared to $63,640 in 2007. Golf club rentals increased by $4,740 to $37,624 for the three months ended in June 30, 2008 compared to $32,500 for the three months ended in June 2007 due to the increased level of business.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of Golf Center staff, and operating supplies. Cost of revenues decreased by $18,628 to $172,268 from $190,896 for the same period in the prior year. Commissions paid to golf instructors decreased by $4,057 to $43,537 in 2008 from $47,594 in 2007 due directly to a decrease in golf lesson fees incurred in the second quarter. Wages increased to $95,054 in 2008 from $85,625 in 2007 due primarily to an increase in caddie wages. In 2007 a large order of golf balls for the driving range was placed in the second quarter for $26,419. In 2008 this order was placed in the first quarter.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased by $63,725 to $569,599 for the three months ending June 30, 2008 as compared to $505,874 during the same period in 2007. An increase was seen in three areas: legal expenses for the Urban Land litigation of $30,000, wages due to an extra payroll in April of $18,000, and occupancy costs of $6,000 due to an increase in the land lease.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. For the three months ended June 30, 2008 there was an increase in interest expense of $4,237 as compared to the same period in 2007 due to additional borrowings from affiliated stores to fund operations.

NET LOSS. The net loss before minority interest for the three months ending June 30, 2008 was $172,510 compared to a net loss of $178,785 in the prior year. The decrease in the net loss is $6,275.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the six months ended June 30, 2008 increased $100,986 or 8.3% to $1,321,212 from $1,220,226.
The increase in revenues is attributed to an increase in golf course green fees, driving range and golf club rental. Driving range business increased by $63,777 as compared to the six months ended in June 2007. Golf course green fees increased by $14,513 in 2008 due to an increase in business. Golf cart rentals were flat year-to-year from $116,333 to $118,856 for the six months ending June 30, 2008 compared to the same period in 2007. Golf lesson fees decreased $4,965 to $109,195 in 2008 compared to $114,160 in 2007. Golf
                                     10
club rentals increased by $10,026 to $69,675 for the six months ended in June 30, 2008 compared to 59,649 for the six months ended June 2007 due to the increased level of business.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of Golf Center staff, and operating supplies. Cost of revenues were flat in comparison $323,310 from $323,603 for the same period in the prior year. Commissions paid to golf instructors was flat from $81,674 in 2008 to $83,341 in 2007.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased by $169,611 to $1,100,422 for the six months ending June 30, 2008 as compared to $930,811 during the same period in 2007. An increase was seen in two areas: legal expenses for the Urban Land litigation of $70,000, and occupancy costs for $24,000 due to an increase in the land lease.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. For the six months ended June 30, 2008 there was an increase in interest expense of $192 as compared to the same period in 2007 due to additional borrowings from affiliated stores to fund operations.

NET LOSS. The net loss before minority interest for the six months ending June 30, 2008 was $413,566 compared to a net loss of $343,040 in the same period in 2007. The increase in the net loss of $70,526 is primarily due the increase in legal expenses for the Urban Land litigation.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had a working capital deficit of $8,491,216 as compared to a working capital deficit of $8,470,008 at December 31, 2007. The CGC did generate a positive cash flow before corporate overhead.

Management believes that the CGC operations and existing cash balances as of June 30, 2008, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In it's report on the Company's annual financial statements for 2007, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.


The Company anticipates that the Town Square project will continue to increase traffic flow in the area of the golf center, which is expected to result in increased revenues for the golf center. The Town Square is a 1.5 million square foot super regional lifestyle center with a mix of retail, dining and office space that is being developed across the street from the golf center. In addition, the continued aggressive level of growth at the south end of the Las Vegas strip is expected to draw more local and tourist business to the golf center.


                                     11


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

The Company has no commitments to enter into or acquire a specific business opportunity and; therefore, is able to disclose the risks of a business or opportunity that it may enter into only in a general manner, and unable to disclose the risks of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. Any business opportunity acquired may be currently unprofitable or present other negative factors.

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

12




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of the Sierra SportService matter plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban land claims the Company misused an alleged $880,000 settlement related to construction defects lawsuits. An arbitrator has been appointed in the American Arbitration Association and arbitration is scheduled for September 2008.

Urban land has also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company remain essentially identical to the claims above. The other parties include, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims allege that the Company and others defrauded otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. The Company has filed a motion to dismiss against the plaintiff's claims in this lawsuit but the Court provided the plaintiff with a limited amount of discovery. The discovery process began in 2007 and depositions were taken in September 2007. A summary judgment was awarded in favor of the Company in this case in June 2008, dismissing these claims. The Company has asked the court to be awarded a judgment against Urban Land for the legal costs incurred by the Company in connection with this lawsuit.

                                     13
On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit to prevent Urban Land from declaring the Company in default of its lease. These claims in the notice of default have been added in the above arbitration proceeding. The Court awarded a Summary Judgment to the Company in February 2008. Urban Land has requested that the Court review the decision and a hearing on that matter is scheduled for September 23, 2008.

ITEM 1A. RISK FACTORS. Not required.

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
























                                     14




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALL-AMERICAN SPORTPARK, INC.



Date: August 14, 2008
                                  By: /s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive (Officer
                                     Principal Executive Officer) and
                                     Treasurer (Principal Financial Officer)




































                                     15