Form 10-Q
period 2008-11-14
ALL AMERICAN SPORTPARK INC
filed 2008-11-14
CIK 930245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

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

As of September 30, 2008 3,502,000 shares of common stock were outstanding.




                        ALL-AMERICAN SPORTPARK, INC.
                                  FORM 10-Q
                                    INDEX
                                                                        Page
                                                                       Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2008 (unaudited) and December 31, 2007............  3

         Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 2008 and 2007 (unaudited)......  4

         Condensed Consolidated Statements of Operations
         Nine Months Ended September 30, 2008 and 2007 (unaudited).......  5

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2008 and 2007 (unaudited).......  6

         Notes to Condensed Consolidated Financial Statements
         (unaudited) ....................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations  ..................................... 10

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...... 13

Item 4.  Controls and Procedures ........................................ 13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .............................................. 14

Item 1A. Risk Factors ................................................... 14

Item 2.  Changes in Securities .......................................... 15

Item 3.  Defaults Upon Senior Securities ................................ 15

Item 4.  Submission of Matters to a Vote of Security
         Holders ........................................................ 15

Item 5.  Other Information .............................................. 15

Item 6.  Exhibits and Reports on Form 8-K ............................... 15

SIGNATURES .............................................................. 16







                                      2



               ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS
2008           2007
                                             -----------    -----------
                                             (Unaudited)
Current assets:
  Cash                                       $    19,494    $         -
  Accounts receivable                              1,478          5,667
  Prepaid expenses and other                      10,184          5,473
                                             -----------    -----------
     Total current assets                         31,156         11,140

Leasehold improvements and equipment, net        907,709        972,127
Due from related entities                              -              -
Other Assets                                       1,022              -
                                             -----------    -----------
     Total assets                            $   939,887    $   983,267
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Bank overdraft                             $         -    $    53,473
  Current portion of notes payable to
   related entities                            4,327,948      5,205,504
  Current portion of other long-term debt              -         71,558
  Interest payable to related entities         3,230,689      2,957,454
  Accounts payable and accrued expenses          119,294        193,159
                                             -----------    -----------
     Total current liabilities                 7,677,931      8,481,148

Notes payable to related entities, net of
  current portion                                226,684        121,035
Interest payable to related entities             123,253         31,666
Due to related entities                        1,441,918      1,011,952
Deferred rent liability                          685,168        681,887
                                             -----------    -----------
     Total liabilities                        10,154,954     10,327,688
                                             -----------    -----------
Commitments and contingencies:

Minority interest in subsidiary                     -              -
                                             -----------    -----------
Shareholders' equity deficiency:
  Series B Convertible Preferred Stock,
   $.001 par value, no shares issued
   and outstanding                                  -              -
  Common Stock, $.001 par value, 10,000,000
   shares authorized, 3,502,000 shares
   issued and outstanding at June 30,
   2008, and December 31, 2007, respectively       3,502          3,502
  Additional paid-in capital                  13,677,008     13,677,008
  Accumulated deficit                        (22,895,577)   (23,024,931)
                                             -----------    -----------
     Total shareholders' equity deficiency    (9,215,067)    (9,344,421)
                                             -----------    -----------
Total liabilities and shareholders'
 equity deficiency                           $   939,887    $   983,267
                                             ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      3



                 ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                 (UNAUDITED)

2008           2007
                                             -----------    -----------


Revenues                                       $ 519,330      $ 529,256
Cost of revenues, excluding depreciation         115,137        161,377
                                             -----------    -----------

     Gross profit                                415,462        367,879
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative           554,146        636,231
   Depreciation and amortization                  21,140         19,138
                                             -----------    -----------
     Total operating expenses                    575,286        655,369
                                             -----------    -----------

Operating loss                                  (171,093)      (287,490)

Other income (expense):
   Interest expense                             (134,289)      (136,269)
   Settlement income                              850,000             -
   Other income                                        -        300,303
                                             -----------    -----------
     Income (Loss) before minority
      interest                                   542,920       (123,456)

Minority interest                                     -               -
                                             -----------    ------------
Net Income (loss)                            $   542,920    $  (123,456)
                                             ===========    ============
NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income (loss)
  per share                                  $      0.16    $     (0.04)
                                             ===========    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.













4






                  ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                 (UNAUDITED)

2008           2007
                                             -----------    -----------


Revenues                                     $ 1,840,542    $ 1,749,482
Cost of revenues, excluding depreciation         438,447        484,979
                                             -----------    -----------

     Gross profit                              1,402,095      1,264,503
                                             -----------    -----------

Operating expenses:

   Selling, general and administrative         1,656,266      1,591,130
   Depreciation and amortization                  64,418         60,576
                                             -----------    -----------
     Total operating expenses                  1,720,684      1,651,706
                                             -----------    -----------

Operating loss                                  (318,589)      (387,203)

Other income (expense):
   Interest expense                             (402,684)      (404,472)
   Settlement Income                             850,000              -
   Other income                                      627        300,563
                                             -----------    -----------
     Loss before minority
      interest                                   129,354      (491,112)

Minority interest                                     -               -
                                             -----------    ------------
Net income (loss)                            $   129,354    $  (491,112)
                                             ===========    ============
NET INCOME (LOSS) PER SHARE:
 Basic and diluted net income (loss)
  per share                                  $      0.04    $     (0.14)
                                             ===========    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                 (UNAUDITED)

2008            2007
                                             -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $    129,354    $ (491,112)
   Adjustment to reconcile net income (loss)
     to net cash used in operating activities:
   Depreciation and amortization                   64,418        60,576
   Changes in operating assets and liabilities:
     Decrease in accounts
       receivable                                   4,189         2,025
    (Increase) prepaid expenses
       and other                                   (5,733)       (4,316)
     (Decrease)increase in accounts payable
      and accrued expenses                        (73,865)      (34,832)
     Increase in interest payable to
      related entities                            364,822       375,265
     (Decrease) in deferred
      Expense                                           -        (6,667)
     Increase in deferred rent liability            3,281        36,132
                                              -----------     ----------
       Net cash provided by (used in)
        operating activities                      432,993       (62,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  -       (36,895)
     -----------     ----------
       Net cash used in investing
        activities                                      -       (36,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdraft                    (53,473)              -
  Increase in due to related entities            429,966        175,920
  Proceeds from notes payable to
   related entities                              105,649        180,000
  Principal payments on notes payable
    to related entities                         (877,556)        (4,115)
  Principal payments on other notes payable      (71,558)       (65,116)
                                             -----------     ----------
      Net cash provided by (used in)
       financing activities                     (466,972)       286,689
                                             -----------     ----------
NET INCREASE IN CASH                              19,494        186,866

CASH, beginning of period                              -         44,914
                                             -----------    -----------
CASH, end of period                          $    19,494     $  231,778
                                             ===========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     2,860     $    9,884
                                             ===========     ==========
  Cash paid for taxes                        $      -        $     -
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

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all necessary adjustments have been made to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at September 30, 2008 and for all prior periods presented.

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

2.   INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY DEFICIENCY

Basic and diluted income (loss) per share is computed by dividing the reported net income or loss by the weighted average number of common shares outstanding during the period. The weighted-average numbers of common shares used in the calculation of basic and diluted loss per share were 3,502,000 for the nine-month periods ended September 30, 2008 and 2007.

3.   LEASES

The land underlying the Callaway Golf Center is leased by AAGC. The original lease expires in 2012 and the Company has exercised one of two five year renewal options extending the lease through 2017. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The CGC did not reach the gross revenues that would require the payment of contingent rent as of September 30, 2008. The lease has a corporate guarantee by AASP.

4.   RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) The Company Chairman's wholly-owned golf retail store in Las Vegas, Nevada, (the "Paradise Store" (b) three golf retail stores, two are named Saint Andrews Golf Shop ("SAGS")and one is a Las Vegas Golf and Tennis, owned by the Company's President and his brother. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $89,330 and $47,530 for the nine months ended September 30, 2008 and 2007, respectively. Related party interest expense was $402,684 and $404,472 for the nine months period ending September 30, 2008 and 2007.

5.  LEGAL MATTERS

In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of a legal matter involving Sierra SportService plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban Land claimed the Company misused an alleged $880,000 settlement related to construction defects lawsuits.

Urban land also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company were essentially identical to the claims above. The other parties included, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims alleged that the Company and others defrauded or otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. A summary judgment was issued in this case in the favor of the Company in June 2008.

On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit in the Eighth Judical District Court of Clark County Nevada to prevent Urban Land from declaring the Company in default of its lease. The claims in the notice of default were added to the arbitration proceeding. A summary judgment was awarded to the Company in February 2008 in this proceeding.

On September 15, 2008, the Company entered into a settlement agreement with Urban Land pursuant to which all of the outstanding claims between Urban Land, the Company and certain other related parties. As a result of the settlement agreement, the appeal pending before the Nevada Supreme Court and the arbitration proceedings involving the parties were ended.

Under the terms of the settlement agreement, Urban Land agreed to pay the Company $850,000 for the Sierra SportService matter. Further, Urban
Land will not charge any rent for the ground lease on the Callaway Golf Center for the months of October 2008 through March 2009. Effective on April 1, 2009, the minimum rent under the lease will be approximately $40,140 per month which amount will be subject to certain increases in October 2012 and October 2017. In addition, Urban Land's 35% interest in the Company's All American Golf Center, Inc. subsidiary was cancelled.

As part of the settlement, Urban Land also paid ASI Group, LLC, a principal shareholder of the Company, $185,877 for legal expenses and released certain other related parties from any liability in connection with the legal proceedings.

6.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, with some exceptions, the Company has incurred net losses. As of September 30, 2008, the Company had a working capital deficit of $7,646,775 and a shareholders' equity deficiency of $9,215,067. CGC did generate a positive cash flow before corporate overhead that is in place to support of the CGC and public company operations and interest expense.

Management believes that its operations, and existing cash balances as of September 30, 2008 may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. Management continues to seek other sources of funding, which may include Company officers or directors or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the three months ended September 30, 2008 were flat as compared to the three months ended September 30, 2007 $519,330 from $529,256.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of Golf Center staff, and operating supplies. Cost of revenues decreased by $46,240 to $115,137 from $161,377 for the same period in the prior year. Commissions paid to golf instructors decreased by $7,598 to $23,922 in 2008 from $31,520 in 2007 due directly to a decrease in golf lesson fees incurred in the third quarter. Wages decreased to $78,670 in 2008 from $85,036 in 2007 due primarily to a change in staffing. In 2007 a large order of golf balls for the driving range was placed in the third quarter for $21,280. In 2008 this order was placed in the fourth quarter.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses decreased by $80,308 to $554,146 for the three months ending September 30, 2008 as compared to $636,231 during the same period in 2007.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. For the three months ended September 30, 2008 there was a decrease in interest expense of $1,980 as compared to the same period in 2008 due paying off some of the debt owed to affiliates. We also received $850,000 in a legal settlement with Urban Land.

NET INCOME (LOSS). The net income for the three months ending September 30, 2008 was $542,920 compared to a net loss of $123,456 in the prior year. The net income during the current period was due to the settlement of the Urban Land lawsuit. Details concerning the settlement are included in Part II,
Item 1 of this report.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007.

REVENUES. Revenues of the Callaway Golf Center ("CGC") for the nine months ended September 30, 2008 increased $91,060 or 5.2% to $1,840,542 from $1,749,482. The increase in revenues is attributed to an increase in golf course green fees, driving range and golf club rental. Driving range business increased by $78,343 as compared to the nine months ended in September 2007. Golf course green fees increased by $19,085 in 2008 due to an increase in business. Golf cart rentals decreased by $6,187 due to summer pricing specials. Golf lesson fees decreased $13,784 to $141,783 in 2008 compared to $155,567 in 2007. Golf club rentals increased by $15,833 to $101,628 for the nine months ended in September 30, 2008 compared to $85,795 for the nine months ended September 2007 due to the rental of individual clubs for the driving range instead of just club sets for the course.

COST OF REVENUES. Cost of revenues consists mainly of commissions paid to the golf instructors, the payroll and benefits expenses of Golf Center staff, and operating supplies. Cost of revenues decreased to $438,447 from $484,979 for the same period in the prior year. Commissions paid to golf instructors were flat from $105,595 in 2008 to $108,432 in 2007. Wages and benefit expenses decreased by $9,271 due to staffing changes during 2008. Supplies for the driving range decreased by $37,383 due to the timing of range ball purchases.

SELLING, GENERAL AND ADMINISTRATIVE. These expenses consist principally of landscaping services and professional fees, ground lease, utilities, insurance and administrative payroll. These expenses increased by $65,136 to $1,656,266 for the nine months ending September 30, 2008 as compared to $1,591,130 during the same period in 2007. An increase was seen in two areas: legal expenses for the Urban Land litigation of $87,000 and an increase in occupancy costs of $36,000 due to an increase in the land lease.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense and non-operating income. For the nine months ended September 30, 2008 there was an decrease in interest expense of $1,788 as compared to the same period in 2007 due to pay down some of the debt owed to affiliates. The Company received $850,000 from the Urban Land legal settlement. Details concerning the settlement are included in Part II, Item 1 of this report.

NET INCOME (LOSS). The net income before minority interest for the nine months ending September 30, 2008 was $129,353 compared to a net loss of $491,112 in the same period in 2007. The increase in the net income of $620,465 is primarily due the increase to the settlement income.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had a working capital deficit of $7,646,775 as compared to a working capital deficit of $8,470,008 at December 31, 2007. The CGC did generate a positive cash flow before corporate overhead.

Management believes that the CGC operations and existing cash balances as of September 30, 2008, may not be sufficient to fund operating cash needs and debt service requirements over the next 12 months. In its report on the Company's annual financial statements for 2007, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern.



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

Working capital needs have been helped by deferring payments of interest and notes payable balances due to affiliates. Management believes that additional deferrals or such payments can be negotiated, if necessary. Management continues to seek out financing to help fund working capital needs of the Company. In this regard, management believes that additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company.

In September 2008, the Company used $800,000 of the proceeds from the settlement with Urban Land to pay down the amounts owed to affiliates.

The note to Active Media Services that was used in the acquisition of All American Golf Center was paid in full on September 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.




































                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of a legal matter involving Sierra SportService plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by Company of approximately $600,000. In addition, Urban Land claimed the Company misused an alleged $880,000 settlement related to construction defects lawsuits.

Urban land also filed another lawsuit against the Company and claims against other parties in the arbitration proceeding. The claims against the Company were essentially identical to the claims above. The other parties included, among others, Ronald S. Boreta, the President of the Company; Vaso Boreta, Chairman of the Board of the Company; and Boreta Enterprise, Ltd., a principal shareholder of the Company. The other party claims alleged that the Company and others defrauded or otherwise injured Urban Land in connection with Urban Land entering into certain agreements in which the Company is a party. A summary judgment was issued in this case in the favor of the Company in June 2008.

On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit in the Eighth Judical District Court of Clark County Nevada to prevent Urban Land from declaring the Company in default of its lease. The claims in the notice of default were added to the arbitration proceeding. A summary judgment was awarded to the Company in February 2008 in this proceeding.

On September 15, 2008, the Company entered into a settlement agreement with Urban Land pursuant to which all of the outstanding claims between Urban Land, the Company and certain other related parties. As a result of the settlement agreement, the appeal pending before the Nevada Supreme Court and the arbitration proceedings involving the parties were ended.

Under the terms of the settlement agreement, Urban Land agreed to pay the Company $850,000 for the Sierra SportService matter. Further, Urban
Land will not charge any rent for the ground lease on the Callaway Golf Center for the months of October 2008 through March 2009. Effective on April 1, 2009, the minimum rent under the lease will be approximately $40,140 per month which amount will be subject to certain increases in October 2012 and October 2017. In addition, Urban Land's 35% interest in the Company's All American Golf Center, Inc. subsidiary was cancelled.

As part of the settlement, Urban Land also paid ASI Group, LLC, a principal shareholder of the Company, $185,877 for legal expenses and released certain other related parties from any liability in connection with the legal proceedings.


ITEM 1A. RISK FACTORS.

Not required.





ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS

       10.1  Settlement Agreement with        Filed herewith electronically
             Urban Land of Nevada, Inc.

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

                                  ALL-AMERICAN SPORTPARK, INC.



Date: November 14, 2008
                                  By: /s/ Ronald Boreta
                                     Ronald Boreta, President and
                                     Chief Executive (Officer
                                     Principal Executive Officer) and
                                     Treasurer (Principal Financial Officer)







































