Form 10-K
period 2008-12-31
ALL AMERICAN SPORTPARK INC
filed 2009-03-31
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

( Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-024970

ALL-AMERICAN SPORTPARK, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0203976
State or other jurisdiction of incorporation or	(I. R. S. Employer Identification No. )
organization)

6730 South Las Vegas Boulevard
Las Vegas, NV	89119

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 702-798-7777

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer”,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non- accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Act).
 Yes [ ] No [X]

As of June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $418,350, based on the closing price of the Common Stock on the OTC Bulletin Board of $0.25 per share. As of March 20, 2009, 3,570,000 shares of registrant’s Common Stock were issued and outstanding.

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

     The Company was incorporated in Nevada on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to All -American SportPark, Inc. ("AASP") on December 14, 1998.

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

     In 1996, the Company sold 500,000 shares of Series A Convertible Preferred Stock to Three Oceans Inc. ("TOI"), an affiliate of SANYO North America Corporation, for $5,000,000 in cash pursuant to an Investment Agreement between the Company and TOI. The Company used these proceeds to fund part of the development costs of its All -American SportPark property in Las Vegas. In March 2001, the Company repurchased all of the shares of Series A Convertible Preferred Stock from TOI for $5,000 in cash. Once repurchased, the shares were retired.

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

     On June 20, 1997, the lessor of the 65-acre tract ("Landlord") agreed with the Company to cancel the original lease and replace it with two separate leases. The lease for the SportPark commenced on February 1, 1998 with a base rent of $ 18,910 per month and was cancelled in connection with the disposition of the SportPark in May 2001; the lease for the Callaway Golf Center is for fifteen years with options to extend for two additional five-year terms. The lease for the Callaway Golf Center[TM] commenced on October 1, 1997 when the golf center opened with a base rent of $33,173 per month.

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

     On October 19, 1998 the Company sold 250,000 shares of the Series B Convertible Preferred Stock to SPEN for $2,500,000. SPEN had earlier issued 2,303,290 shares of its common stock for $2,500,000 in a private transaction to ASI Group, L.L. C. ("ASI"). ASI also received 347,975 stock options for SPEN common stock. ASI is a Nevada limited liability company whose members include Andre Agassi, a professional tennis player.

     SPEN owned 2,000,000 shares of the Company's common stock and 250,000 shares of the Company's Series B Convertible Preferred Stock. In the aggregate, this represented approximately two -thirds ownership in the Company. On April 5, 2002, SPEN elected to convert its Series B Convertible Preferred Stock into common stock on a 1 for 1 basis. On May 8, 2002, SPEN completed a spin-off of the Company's shares held by SPEN to SPEN's shareholders. This resulted in SPEN no longer having any ownership interest in the Company.

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

     The Company's operations consist of the CGC, located on 42 acres of leased land and strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 132,000 hotel rooms in Las Vegas with an average occupancy of 89.7%, and seventeen of the top twenty largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, and the Monte Carlo. The CGC is also adjacent to McCarran International Airport, the fifth busiest airport in the world for passenger traffic. McCarran International Airport had it busiest year in its history with 44 million passengers passing through the terminal in 2008. The Las Vegas valley residential population approximates 1.1 million.

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

     As part of the transaction, the Company transferred to the Landlord a 35 percent ownership interest in the Company's subsidiary that owns and operates the CGC. This subsidiary is All-American Golf Center, Inc. ("AAGC"). However, in connection with the settlement of litigation with the Landlord in 2008, the Landlord relinquished its ownership interest in AAGC. (See ITEM 3 –LEGAL PROCEEDINGS. )

LIABILITY INSURANCE

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

     The Company's marketing efforts toward establishing additional CGC-type locations have been directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concept for CGC- type facilities beyond the Las Vegas location could require considerably more financial and human resources than presently exists at the Company.

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

     The Company's competition includes other golf facilities within the Las Vegas area that provide a golf course and driving range combination and/or a night lighted golf course. Management believes that the CGC is able to compete because it is unique in providing a branded partnership with Callaway and giving the Las Vegas community one of the largest golf training facilities in the western United States. In addition, several Las Vegas hotel/casinos own their own golf courses that cater to high -roller/VIP tourists. The CGC is able to compete against these facilities because it offers a competitively priced golf facility with close proximity to the Las Vegas "Strip" properties where a non-high-roller/VIP tourist can come to enjoy a Las Vegas golf experience.

EMPLOYEES

     As of March 20, 2009, there were 4 full-time and 1 part-time employees at the Company's executive offices, and 11 full- time and 6 part-time employees at CGC.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

     The Company's corporate offices are located inside the clubhouse building of the CGC at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The CGC property occupies approximately 42 acres of leased land described in ITEM 1 - DESCRIPTION OF BUSINESS, BUSINESS DEVELOPMENT. The CGC was opened October 1, 1997. The property is in good condition both structurally and in appearance. There were certain construction defects that are discussed below in ITEM 3 - LEGAL PROCEEDINGS. There were minor defects to the building but they have been repaired. Other construction not related to the building involved adjoining concrete sidewalks and walkways. Temporary repairs have been made and a permanent correction will be made upon final settlement of the lawsuit.

     A ten-year note payable secured by a first deed of trust existed on the CGC in the original amount of $1 million payable without interest. This note was paid in full on September 30, 2008.

     The CGC has two tenant operations: (1) The St. Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years ending in 2012, and (2) a restaurant that features an outdoor patio overlooking the golf course and driving range with the Las Vegas "Strip" in the background. Beginning in the first quarter of 2007, restaurant lease revenue will be equal $4,160 per month. If the lease is extended the minimum rent shall increase by 4% per year and every year thereafter. The lease expired in first quarter of 2007 and the lessee exercised the option to continue operations at the CGC for an additional four- year period.

ITEM 3.

LEGAL PROCEEDINGS

     Except for the complaints described in the following paragraphs, the Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company's business.

     In December 2005, the Company commenced an arbitration proceeding before the American Arbitration Association against Urban Land of Nevada ("Urban Land") seeking reimbursement of the $800,000 paid in settlement of a legal matter involving Sierra SportService plus fees and costs pursuant to the terms of the Company's agreements with Urban Land which owns the property on which the CGC is located. Urban Land filed a counterclaim against the Company seeking to recover damages related to back rent allegedly owed by the Company of approximately $ 600,000. In addition, Urban Land claimed the Company misused an alleged $880,000 settlement related to construction defects lawsuits.

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

     Under the terms of the settlement agreement, Urban Land agreed to pay the Company $ 850,000 for the Sierra SportService matter. Further, Urban Land will not charge any rent for the ground lease on the Callaway Golf Center for the months of October 2008 through March 2009. Effective on April 1, 2009, the minimum rent under the lease will be approximately $40,140 per month which amount will be subject to certain increases in October 2012 and October 2017. In addition, Urban Land's 35% interest in the Company's All American Golf Center, Inc. subsidiary was cancelled.

     As part of the settlement, Urban Land also paid ASI Group, LLC, a principal shareholder of the Company, $185,877 for legal expenses and released certain other related parties from any liability in connection with the legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Year Ended December 31, 2008:
First Quarter	$0.31	$0.19
Second Quarter	$0.26	$0.17
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.50	$0.13

Year Ended December 31, 2007:
First Quarter	$0.31	$0.19
Second Quarter	$0.26	$0.17
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.50	$0.13

     HOLDERS. The number of holders of record of the Company's $.001 par value common stock at February 28, 2009 was approximately 1,040. This does not include approximately 1,000 shareholders who hold stock in their accounts at broker/dealers.

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

     SALES OF UNREGISTERED SECURITIES. There were no sales of unregistered securities during the year ended December 31, 2008 that have not been reported in a report on Form 10-Q or 8-K, except as follows:

     During 2008, the Company issued a total of 68,000 shares of common stock to two employees in private transactions in exchange for their prior and continued services to the Company. Each of these persons had complete access to information concerning the Company and each of them is a sophisticated investor. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. The certificates issued to these persons bear restrictive legends and the stop transfer orders have been given to the transfer agent with respect to these shares.

ISSUER PURCHASES OF EQUITY SECURITIES. Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Stock Based Compensation

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS 123R"), Share Based Payment. This SFAS requires the Company to measure the cost of employee stock-based compensation awards granted based on the grant date fair value of those awards and to record the cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company currently does not have any options that are not fully vested.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a significant impact on the consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The adoption of SFAS 159 did not have a significant impact on the consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51"(SFAS 160) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

OVERVIEW

     The Company's operations consist of the management and operation of the CGC. The CGC includes the Divine Nine par 3 golf course fully lighted for night golf, a 110- tee two-tiered driving range, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and Pro Shop and two tenants, the Saint Andrews Golf Shop retail store and a restaurant.

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

     RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 VERSUS YEAR ENDED DECEMBER 31, 2007.

     REVENUES. Revenues of the Callaway Golf Center ("CGC") for 2008 increased 4.5% or $101,774 to $2,340,433 compared to $ 2,238,658 in 2007. Golf course green fees increased by $26,858 to $714,916 in 2008 compared to $688,058 in 2007 due to a mild and very active first and third quarter. Driving range revenue increased for 2008 by $ 70,410 to $849,766 from $779,356 this increase is attributed the CGC increasing its hours of operation. Golf club rentals increased by $ 31,874 to $142,332 in 2008 compared to $110,458 in 2007 as a result of an increase in tourist customers and renting golf clubs individually for use on the driving range. Golf lesson fees decreased to $169,577 in 2008 as compared to $196,572 in 2007. This decrease is attributed to a staffing turnover in golf instructors and a lower demand for lessons.

     COST OF REVENUES. Costs of revenues decreased by 7.9% or $50,612 to $591,322 in 2008 compared to $641,934 in 2007. Payroll costs decreased $18,926 in 2008 due to across the board hour cutting. Other cost of goods, mainly comprised of driving range supplies like golf balls and miscellaneous supplies, decreased by $14,660 to $109,992 in 2008 compared to $124,652 in 2007 as a result of cost cutting measures taken during the year.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses consist principally of administrative payroll, rent, professional fees and other corporate costs. These expenses increased by 1.7% or $34,664 to $2,134,122 in

2008 from $2,181,901 in 2007. Occupancy expense decreased by $15,039 from $822,822 in 2007 to $807,783 in 2008. This decrease was related to a decrease in utilities and property insurance. Salaries decreased by $3,725 due to a turnover and being able to replace employees for a lower wage. Other operating expenses increased by $37,884 as a result of several small projects that included updating the lighting in the facility, repainting the facility and updating our banners.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 3.1% to $ 85,001 in 2008 compared to $82,442 in 2007 due to depreciating the new 2007 assets for a full year.

     OTHER INCOME AND INTEREST EXPENSE. Interest expense decreased slightly by $12,224 to $529,045 in 2008 compared to $541,270 in 2007 due to paying off several loans in September 2008. Other income in 2008 included $1,090,837 from the settlement with Urban Land discussed in ITEM 3 – LEGAL PROCEEDINGS of this report.

     NET INCOME (LOSS). In 2008, the net income was $92,754 as compared to a loss of $ 825,476 in 2007. This reduction in the net loss to net income was due to the receipt of proceeds from the settlement agreement from Urban Land in 2008, and a general decrease in expenses coupled with an increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital needs have been helped by favorable payment terms and conditions included in our notes payable to related parties. Management believes that additional notes could be negotiated, if necessary, with similar payment terms and conditions.

     The Company has various notes payable to related parties (See ITEM 12 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). In December 2007, three notes totaling $110,000 and related interest of $102,788 were to mature but the maturity dates were extended until June 30, 2008. In December 2006, four notes totaling $220,000 and related interest of $223,651 were to mature but the maturity dates were extended until March 31, 2007. This extension has also been extended until June 30, 2009.

     In 2008 and 2007, the Company's cash flows used in investing activities consisted of cash expenditures of approximately $0 and $117,068 for capital asset additions. The repayment of loans and the proceeds of loans from related parties of approximately $907,322 and $121,876, net of current year repayments, constitutes the majority of the Company's financing cash activities along with the increase in related party transactions.

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

     As of December 31, 2008, the Company had a working capital deficit of $8,094,198 as compared to a working capital deficit of $8,470,008 at December 31, 2007. The decrease in the working capital deficit is primarily due to the settlement income from the Urban Land lawsuit that settled in September 2008.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements are set forth on pages F- 1 through F-16 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     As of December 31, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) . Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Ronald S. Boreta	46	President, Chief Executive Officer,
		Treasurer, Secretary and Director
Vaso Boreta	74	Chairman of the Board of Directors
Robert R. Rosburg	81	Director
William Kilmer	68	Director

     Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between any Director or Officer of the Company.

     The Company has determined that Robert R. Rosburg and William Kilmer are independent directors as defined under the rules used by the NASDAQ Stock Market.

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

     WILLIAM KILMER has served as a Director of the Company since August 1994. Mr. Kilmer is a retired professional football player, having played from 1961 to 1978 for the San Francisco Forty- Niners, the New Orleans Saints and the Washington Redskins. Since 1978, he has toured as a public speaker and also has served as a television analyst. Mr. Kilmer received a Bachelor's Degree in Physical Education from the University of California at Los Angeles.

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

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics on March 26, 2008. The Code of Ethics was filed as Exhibit 14 to the Company's Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 11.

EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2007 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
	Year	($)	($)	($)	($)	($)(1)	($)
Ronald S. Boreta	2006	$120,000	0	0	0	$37,086	$157,086
President
	2007	120,000	0	0	0	26,872	146,072

	2008	120,000	0	0	0	26,121	146,121
           _____________________
(1)	Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use. For 2006, these amounts were $12,336 for club memberships and $24,750 for an automobile. For 2007, these amounts were $9,223 for club memberships and $17,649 for an automobile. For 2008, these amounts were $9,533 for club memberships and $16,588 for an automobile.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     There were no outstanding equity awards held by executive officers at December 31, 2008.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In October 2006, William Kilmer and Robert Rosburg each received 34,000 shares for their prior services as directors. During 2008, no compensation was paid to the Company's directors for their services in that capacity.

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

     For 2001, the Company made or accrued contributions to the Supplemental Retirement Plan on behalf of Ronald S. Boreta (the President of the Company) in the amount of $ 3,000. Contributions to this plan ceased in 2002 due to cash flow constraints.

1998 STOCK INCENTIVE PLAN

     During October 1998, the Board of Directors approved, subject to stockholder approval, the 1998 Stock Incentive Plan (the "Plan"), and the Company's shareholders approved the Plan in December 1998. The Plan expired during 2008.

     On February 16, 1999, the Board approved an award to Ronald S. Boreta, President of the Company, of SAR equal to 125,000 shares independent of any stock option under the Company's 1998 Stock Incentive Plan. The base value of the SAR shall be equal to $ 6 per share; however, no SAR may be exercised unless and until the market price of the Company's common stock equals or exceeds $ 10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The SAR expired on October 26, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of March 17, 2009, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
of Beneficial Owners

Ronald S. Boreta	650,484	(1)	18.2%
6730 South Las Vegas Blvd.
Las Vegas, Nevada 89119

ASI Group LLC (2)	637,044		17.8%
c/o Agassi Enterprises, Inc.
Suite 750
3960 Howard Hughes Parkway
Las Vegas, NV 89109

John Boreta	511,890	(3)	14.3%
6730 South Las Vegas Blvd.
Las Vegas, Nevada 89119

Boreta Enterprises, Ltd.	360,784	(4)	10.1%
6730 South Las Vegas Blvd.
Las Vegas, Nevada 89119

Vaso Boreta	3,853	(4)	0.1%
6730 South Las Vegas Blvd.
Las Vegas, Nevada 89119

Robert R. Rosburg	34,000		--
49-425 Avenida Club La Quinta
La Quinta, California 92253

William Kilmer	34,000		--
1853 Monte Carlo Way
Coral Springs, Florida 33071

All Directors and Officers	722,337	(7)	20.2%
as a Group (4 persons)

_________________________

(1)	Includes 402,229 shares held directly, and 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises Ltd.
(2)	ASI Group LLC is a Nevada limited liability company whose members are Andre K. Agassi and Perry Craig Rogers
(3)	Includes 403,186 shares held directly, and 108,704 shares which represents John Boreta's share of the Common Stock held by Bore. ta Enterprises Ltd.
(4)	Includes 28 shares held directly, and 3,825 shares which represents Vaso Boreta's share of the Common Stock held by Boreta Enterprises Ltd.
(5)	Direct ownership of shares held by Boreta Enterprise Ltd. , a limited liability company owned by Vaso, Ronald and John Boreta. Boreta Enterprises Ltd. percentage ownership is as follows:

Ronald S. Boreta	68.81%
John Boreta	30.13%
Vaso Boreta	1.06%

(6)	Includes shares beneficially held by the four named Directors and executive officers.

EQUITY COMPENSATION PLAN INFORMATION

     As of December 31, 2008, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The Company provides administrative/accounting support for (a) one wholly-owned golf retail stores, both named Las Vegas Golf and Tennis owned by Vaso Boreta, the Company’s Chairman (“the Paradise Store”) b) three golf retail stores, two of which are named Saint Andrews Golf Shop ("SAGS") and the other is a Las Vegas Discount Golf and Tennis ("District Store"), owned by Ronald Boreta, the Company's President and John Boreta, a principal shareholder and the brother of Ronald Boreta. One of the SAGS stores is the retail tenant in the CGC. Administrative/ accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $121,400 and $93,000 in 2008 and 2007, respectively.

     The Company owed these and other stores a total of $1,452,670 and $1,011,952 as of December 31, 2008 and 2007, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

     The Company has various notes payable to the Paradise Store. The notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balances at December 31, 2007 were $3,363,473 and $2,532,420, respectively. The note payable and accrued interest payable balances at December 31, 2008, were $ 3,363,473 and $2,868,767 respectively. These notes mature in June 2009.

     In 2004, BE Holdings 1, LLC, which is owned by Vaso Boreta, Chairman of the Board, advanced the Company $100,000 to fund operations. The note payable and accrued interest payable balances at December 31, 2007 were $100,000 and $31,667, respectively. The note payable and accrued interest payable balances at December 31, 2008 were $ 100,000 and $41,667, respectively. This note accrues interest at 10% per annum and is payable on demand.

     The Company has various notes payable to SAGS. The note payable and accrued interest payable balances at December 31, 2007 were $857,031 and $325,201, respectively. The note payable and accrued interest payable balances at December 31, 2008 were $ 988,975 and $416,380, respectively. These notes accrue interest at 10% per annum and is payable on demand.

     The Company has additional notes payable to SAGS for a phone system. The note payable balance at December 31, 2007 and 2008 were $21,035 and $16,269, respectively. The note is payable in monthly payments of $457 through 2011.

     The Company has various notes payable to the "District Store". The notes bear interest at 10% per annum. The note payable and accrued interest payable balances at December 31, 2007 were $ 185,000 and $15,582, respectively. The note payable and accrued interest payable balances at December 31, 2008 were $85,000 and $26,310, respectively. These notes are payable on demand.

     In 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi and Perry Craig Rogers own ANR. Messrs. Agassi and Rogers are also owners of ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are personally guaranteed by Ronald S.

Boreta, the Company's President. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The note payable and accrued interest payable balances at December 31, 2007 were $800,000 and $84,250, respectively. The interest payable as of December 31, 2008 is $114,255. The principal of the note was paid off on September 30, 2008 with the proceeds from the Urban Land Settlement.

     John Boreta is employed by All American Golf Center ("AAGC"), the Company's subsidiary, as its general manager. During 2008, he received $81,000 for his services in that capacity. He also receives health insurance that is fully paid for by AAGC at a current cost of $1,153 per month. John Boreta is a principal shareholder of the Company and is also the brother of Ronald Boreta and the son of Vaso Boreta.

     The Company's Board of Directors believes that the terms of the above transactions were on terms no less favorable to the Company than if the transactions were with unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years ended December 31, 2008 and 2007 by LL Bradford for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q and 10-QSB were $36,000 and $36,000, respectively.

AUDIT RELATED FEES

None.

TAX FEES

     The aggregate fees billed for tax services rendered by L.L. Bradford tax compliance and tax advice for the two fiscal years ended December 31, 2008 and 2007, were $5,000 and $5,000, respectively.

ALL OTHER FEES

None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     Under provisions of the Sarbanes-Oxley Act of 2002, the Company's principal accountant may not be engaged to provide non -audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company's audit committee) must pre-approve the engagement of the Company's principal accountant to provide audit and permissible non-audit services. The Company's Board has not established any policies or procedures other than those required by applicable laws and regulations.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

2	Agreement for the Purchase and	Incorporated by reference to Exhibit
	Sale of Assets, as amended	10 to the Registrant’s Current Report
on Form 8-K dated February 26, 1997

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit
3.1 to the Registrant’s Form SB-2
Registration Statement (No. 33-84024)

3.2	Certificate of Amendment to	Incorporated by reference to Exhibit
	Articles of Incorporation	3.2 to the Registrant’s Form SB-2
Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit
3.3 to the Registrant’s Form SB-2
Registration Statement (No. 33-84024)

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

3.4	Certificate of Amendment to	Incorporated by reference to Exhibit
	Articles of Incorporation - Series	3.4 to the Registrant’s Annual Report
	A Convertible Preferred	on Form 10-KSB for the year ended
December 31, 1998

3.5	Certificate of Designation Series	Incorporated by reference to Exhibit
	B Convertible Preferred	3.5 to the Registrant’s Annual Report
on Form 10-KSB for the year ended
December 31, 1998

3.6	Certificate of Amendment to	Incorporated by reference to Exhibit
	Articles of Incorporation – Name	3.5 to the Registrant’s Annual Report
	Change	on Form 10-KSB for the year ended
December 31, 1998

10.1	Employment Agreement with Ronald	Incorporated by reference to Exhibit
	S. Boreta	10.1 to the Registrant’s Form SB-2
Registration Statement (No. 33-84024)

10.2	Stock Option Plan	Incorporated by reference to Exhibit
10.2 to the Registrant’s Form SB-2
Registration Statement (No. 33-84024)

10.3	Promissory Note to Vaso Boreta	Incorporated by reference to Exhibit
10.11 to the Registrant’s Form SB-2
Registration Statement (No. 33-84024)

10.4	Lease Agreement between Urban Land	Incorporated by reference to Exhibit
	of Nevada and All-American Golf	10.17 to the Registrant’s Form SB-2
	Center, LLC	Registration Statement (No. 33-84024)

10.5	Operating Agreement for All-	Incorporated by reference to Exhibit
	American Golf, LLC, a limited	10.18 to the Registrant’s Form SB-2
	liability company	Registration Statement (No. 33-84024)

10.6	Lease and Concession Agreement	Incorporated by reference to Exhibit
	with Sportservice Corporation	10.20 to the Registrant’s Form SB-2
Registration Statement (No. 33-84024)

10.7	Promissory Note of All-American	Incorporated by reference to Exhibit
	SportPark, Inc. for $3 million	10.23 to the Registrant’s Annual
	payable to Callaway Golf Company	Report on Form 10-KSB for the year
ended December 31, 1998

10.8	Guaranty of Notice to Callaway	Incorporated by reference to Exhibit
	Golf Company	10.24 to the Registrant’s Annual
Report on Form 10-KSB for the year
ended December 31, 1998

10.9	Forbearance Agreement dated March	Incorporated by reference to Exhibit
	18, 1998 with Callaway Golf	10.25 to the Registrant’s Annual
	Company	Report on Form 10-KSB for the year
ended December 31, 1998

10.10	Promissory Note to Saint Andrews	Incorporated by reference to Exhibit
	Golf, Ltd.	10.10 to the Registrant’s Annual
Report on Form 10-KSB for the year
ended December 31, 2005

10.11	Promissory Note to BE Holdings I,	Incorporated by reference to Exhibit
	LLC	10.11 to the Registrant’s Annual
Report on Form 10-KSB for the year
ended December 31, 2005

10.12	Promissory Notes to Saint Andrews	Incorporated by reference to Exhibit
	Golf Shop Ltd. and BE District,	10.11 to the Registrant’s Annual
	LLC during 2007	Report on Form 10-KSB for the year
ended December 31, 2007

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

10.13	Settlement Agreement with Urban	Incorporated by reference to Exhibit
	Land of Nevada, Inc.	10.11 to the Registrant’s Quarterly
Report on Form 10-Q for the quarter
ended September 31, 2008

10.14	Promissory Notes to Related	Filed herewith electronically
Parties in 2008

14	Code of Ethics	Incorporated by reference to Exhibit
14 to the Registrant’s Annual Report
on Form 10-KSB for the year ended
December 31, 2007

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit
10.11 to the Registrant’s Form SB-2
Registration Statement (No. 33-84024)

31	Certification of Chief Executive	Filed herewith electronically
Officer and Principal Financial
Officer Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive	Filed herewith electronically
Officer and Principal Financial
Officer Pursuant to Section 18
U. S. C. Section 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders All-American SportPark, Inc Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc and Subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income (operations), stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc and Subsidiary as of December 31, 2008 and 2007, and the results of its activities and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the consolidated financial statements, the Company’s current liabilities exceed current assets and has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1d. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
March 27, 2009
Las Vegas, Nevada

ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS
Current assets:	2008	2007
Cash	$-	$-
Accounts receivable	1,478	5,667
Prepaid expenses and other	13,939	5,473
	15,417	11,140
Leasehold improvements and equipment, net	887,127	972,127
	$902,544	$983,267

ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY DEFICIENCY
	2008	2007
Current liabilities:
Bank overdraft	$17,631	$53,473
Current portion of notes payable to
related parties	4,542,935	5,205,504
Current portion of other long-term debt	-	71,558
Interest payable to related parties	3,467,379	2,957,454
Accounts payable and accrued expenses	81,670	193,159
	8,109,615	8,481,148
Notes payable to related parties,
net of current portion	10,782	121,035
Interest payable to related parties	-	31,666
Due to related parties	1,452,671	1,011,952
Deferred rent liability	565,843	681,887
	10,138,911	10,327,688
Minority interest in subsidiary	-	-
Shareholders’ equity deficiency:
Series B Convertible Preferred Stock, $. 001
par value, no shares issued and outstanding	-	-
Common Stock, $. 001 par value, 10,000,000
Shares authorized, 3,570,000 and 3,502,000
Shares issued and outstanding at
December 31, 2008 and 2007, respectively	3,570	3,502
Additional paid-in capital	13,692,240	13,677,008
Deficit	(22,932,177)	(23,024,931)
	(9,236,367)	(9,344,421)
	$ 902,544	$ 983,267

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenues	$2,340,433	$2,238,658
Cost of revenues	591,322	641,934
Gross profit	1,749,111	1,596,724
Operating expenses:
Selling, general and administrative	2,134,123	2,099,458
Depreciation and amortization	85,001	82,442
Total operating expenses	2,219,124	2,181,900
Operating loss	(470,013)	(585,176)
Interest expense, net	(529,045)	(541,270)
Other income	1,091,812	300,970
	92,754	(825,476)
Minority interest in loss of subsidiary	-	-
Net loss	$92,754	$(825,476)
NET LOSS PER SHARE:
Basic and diluted earnings (loss) per share	$0.03	$(0.24)

Basic and diluted weighted average	3,519,000	3,502,000
Common shares outstanding

The accompanying notes are an integral part of these consolidated financial statements.

     ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

		Additional
	Common	Paid-in
	Stock	Capital	Deficit	Total

Balances,
January 1, 2007	$3,502	$13,327,173	$(22,199,455)	$(8,868,780)

Capital contribution
in the form of debt
extinguishment	-	349,835	-	349,835

Net loss	-	-	(825,476)	(825,476)

Balances,
December 31, 2007	$3,502	$13,677,008	$(23,024,931)	$(9,344,421)

Stock issuance for
services	-	68	15,232	15,300

Net income	-	-	92,753	92,753

Balances,
December 31, 2008	$3,570	$13,692,240	$(22,932,177)	$(9,236,367)

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$92,754	$(825,476)
Adjustment to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	85,000	82,442
Bad debts	-	-
Stock based compensation	15,300	0
Increase in operating (assets) and
Liabilities:
Accounts receivable	4,189	(221)
Prepaid expenses and other assets	(8,466)	(1,128)
Proceeds from bank overdraft	(35,842)	53,473
Accounts payable and accrued expenses	(111,489)	(87,781)
Interest payable to related parties	478,259	492,334
Decrease in deferred income	-	(6,667)
Increase in deferred rent liability	(116,044)	37,228
Net cash provided by (used in)
operating activities	403,661	(309,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	(117,068)
Purchase from sale of stock	-	-
Net cash provided by (used in)
investing activities	-	(117,068

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related parties	440,719	501,396
Proceeds of loan from related parties	134,500	121,876
Principal payments on notes payable to
related parties	(907,322)	(207,456)
Principal payments on other notes payable	(71,558)	(87,866)
Net cash provided by
financing activities	(403,661)	381,423

NET INCREASE IN CASH	-	(44,914)
Cash, beginning of year	-	44,914

Cash, end of year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,442	$12,134

SCHEDULE OF NON-CASH FINANCING ACTIVITY:
Capital contributions in the form of
debt extinguishment	$-	$349,835

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All- American SportPark, Inc. ("AASP"), include the accounts of AASP and its wholly - owned subsidiary, All-American Golf Center, Inc. ("AAGC"), collectively the "Company" . All significant intercompany accounts and transactions have been eliminated. The Company's business operations consists solely of the Callaway Golf Center ("CGC") are included in AAGC.

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

d. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2008 and 2007, the Company had net losses of approximately $998,000 and $1,125,000, respectively (excluding other non-recurring income as discussed in Note 10 of approximately $1,091,000 and $300,000 for the years ended December 31, 2008 and 2007, respectively). As of December 31, 2008, the Company had a working capital deficit of $8,094,198 and a shareholders' equity deficiency of $9,236,367.

AASP management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As such, management plans on seeking other sources of funding including the restructuring of current debt as needed, which may include Company officers or directors and/or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate. The inability to build attendance to profitable levels beyond a 12 -month period may require the Company to seek additional debt, restructure existing debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

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

a. STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), ("SFAS 123R"), Share - Based Payment . This statement replaces SFAS 123, Accounting for Stock - Based Compensation , and supersedes Accounting Principles Board's Opinion No. 25 ("ABP 25"), Accounting for Stock Issued to Employees . The Company implemented "SFAS 123R" as of December 31, 2005 as required by the standard. SFAS 123R requires the Company to measure the cost of employee stock-based compensation awards granted based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award) . Since all the Company's outstanding employee stock options are all fully vested and none fall under Accounting Principles Board Opinion No. 25, the adoption of SFAS 123R's fair value method did not have any impact on the Company's financial statements with regard to currently outstanding options.

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

c. ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $40,000 and $35,200 in 2008 and 2007, respectively.

d. REVENUES

Lease and sponsorship revenues are recognized as appropriate when earned. Substantially all other revenues including golf course green fees, driving range ball rentals and golf cart rentals, are recognized when received as they are payments for services provided on the same day.

e. COST OF REVENUES

Cost of revenues is primarily comprised of golf course and driving range employee payroll and benefits, operating supplies (e.g., driving range golf balls and golf course score -cards, etc.), and credit card/check processing fees.

f. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist principally of management, accounting and other administrative employee payroll and benefits, land lease expense, utilities, landscape maintenance costs, and other expenses ( e.g. , office supplies, marketing/advertising, and professional fees, etc.).

g. IMPAIRMENT OF LONG -LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long -lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2008.

h. LEGAL DEFENSE COSTS

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

i. LEASES

The Company leases land and equipment. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation related to the land includes option periods as the Company believes the option period can be reasonably assured and failure to exercise such option would result in an economic penalty. For equipment, option periods are included only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in economic penalty.

j. RECENT ACCOUNTING POLICIES

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement is intended to enhance the current disclosure framework in SFAS No. 133. Under SFAS No. 161, entities will have to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008. Since the Company does not currently have any derivative instruments, nor does it engage in hedging activities, the Company expects to have no significant financial impact as a result of adoption of SFAS No. 161.

In May 2008, FASB issued Financial Accounting Statement (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”). The GAAP hierarchy is currently set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Auditing Standards No. 69 is (1) directed to the auditor, (2) is complex, and (3) ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as the FASB Statements of Financial Accounting Statements, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should reside in the accounting literature established by the FASB and instead of being directed to the auditor, should be directed to entities since they are responsible for selecting accounting principles for financial statements that are presented in accordance with GAAP. This statement is to become effective 60 days following the Security and Exchange Commission’s (“SEC”) approval of Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect any significant financial impact upon adoption of SFAS No. 162.

3. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2008 and 2007.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares are not used to compute a diluted loss per share because to do so would be anti-dilutive for the period ending December 31, 2007 and 2006. The weighted-average number of common shares used in the calculation of basic loss per share was 3,519,000 and 3,502,000 in 2008 and 2007.

4. RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) two golf retail stores wholly-owned by the Company's Chairman, both named Las Vegas Discount Golf and Tennis (the "Paradise Store" and "Rainbow Store"), b) three golf retail stores, two of which are named Saint Andrews Golf Shop ("SAGS")and the other is a Las Vegas Discount Golf and Tennis ("District Store"), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. One of the SAGS stores is the retail tenant in the CGC. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $121,000 and $93,000 in 2008 and 2007, respectively.

The Company owed these and other stores a total of $1,452,670 and $1,011,952 as of December 31, 2008 and 2007, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

Notes and Interest Payable to Related Parties

The Company has various notes payable to the Paradise Store. The notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balances at December 31, 2007 were $3,363,473 and $2,532,420, respectively. The note payable and accrued interest payable balances at December 31, 2008, were $ 3,363,473 and $2,868,767 respectively. These notes mature in June 2009.

In 2004, BE Holdings 1, LLC, which is owned by Vaso Boreta, Chairman of the Board, advanced the Company $100,000 to fund operations. The note payable and accrued interest payable balances at December 31, 2007 were $100,000 and $31,667, respectively. The note payable and accrued interest payable balances at December 31, 2008 were $ 100,000 and $41,667, respectively. This note accrues interest at 10% per annum and is payable on demand.

The Company has various notes payable to SAGS. The note payable and accrued interest payable balances at December 31, 2007 were $857,031 and $325,201, respectively. The note payable and accrued interest payable balances at December 31, 2008 were 988,975 and $ 416,380, respectively. These notes accrue interest at 10% per annum and is payable on demand.

The Company has additional notes payable to SAGS for a phone system. The note payable balance at December 31, 2007 and 2008 were $21,035 and $16,269, respectively. The note is payable in monthly payments of $457 through 2011.

The Company has various notes payable to the "District Store". The notes bear interest at 10% per annum. The note payable and accrued interest payable balances at December 31, 2007 were $ 185,000 and $15,582, respectively. The note payable and accrued interest payable balances at December 31, 2008 were $85,000 and $26,310, respectively. These notes are payable on demand.

In 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi and Perry Craig Rogers own ANR. Messrs. Agassi and Rogers are also owners of ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are personally guaranteed by Ronald S. Boreta, the Company's President. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The note payable and accrued interest payable balances at December 31, 2007 were $800,000 and $84,250, respectively. The interest payable as of December 31, 2008 is $114,255. The principal of the note was paid off on September 30, 2008 with the proceeds from the Urban Land Settlement.

Aggregate maturities of related party notes payable and the related accrued interest payable for the five years subsequent to December 31, 2008, are as follows:

2008	$8,010,314
2009	5,487
2010	5,295
Thereafter	--

Total	$8,021,096

At December 31, 2008, the Company has no loans or other obligations with restrictive debt or similar covenants.

5. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment included the following as of December 31:

	2008	2007

Building	$252,866	$252,866
Land improvements	540,098	540,098
Furniture and equipment	278,233	278,233
Signs	208,688	208,688
Other leasehold improvements	332,700	332,700
Other	40,179	40,179

	1,652,764	1,652,764
Less accumulated depreciation
and amortization	(765,637)	(680,638)

	$887,127	$972,126

6. OTHER LONG-TERM DEBT

The Company has outstanding a promissory note payable to an unrelated party, due in quarterly installments of $25,000 through September 2008 without interest. This note has been discounted to reflect its present value.

The principal balance of this note was $ - and $71,558 as of December 31, 2008 and 2007, respectively.

7. LEASES

The land underlying the CGC is leased under an operating lease that expires in 2012 and has two five-year renewal options. In March 2006, the Company exercised the first of two options, extending the lease to 2018. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The Company recognizes the minimum rental expense on a straight-line basis over the term of the lease, which includes the two five year renewal options.

The Company is also obligated under a non-cancelable operating lease that expires in 2009.

At December 31, 2008, minimum future lease payments under non-cancelable operating leases are as follows:

2009	$381,332
2010	481,673
2011	481,673
2012	493,715
Thereafter	5,430,865

Total	$7,249,181

Total rent expense for all operating leases was $486,060 for 2008 and $486,060 for 2007.

8. INCOME TAXES

Income tax expense (benefit) consists of the following:

	2008	2007
Current	$31,536	$(280,662)
Deferred	(31,536)	280,662
	$-	$-

The components of the deferred tax asset (liability) consisted of the following at December 31:

	2008	2007

Deferred tax liabilities:
Temporary differences related to:
Depreciation	$(260,317)	$(243,540)

Deferred tax assets:
Net operating loss carryforward	6,815,216	6,846,751
Related party interest	1,172,987	1,010,379
Deferred income	-	-
Deferred rent liability	192,387	231,842
Other	11,406	11,406

Net deferred tax asset before
valuation allowance	7,931,679	7,856,838
Valuation allowance	(7,931,679)	(7,856,838)

	$-	$-

As of December 31, 2008 and 2007, the Company has available for income tax purposes approximately $20.0 and $20.1 million respectively in federal net operating loss carryforwards, which may be available to offset future taxable income. These loss carryforwards expire in 2019 through 2028. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carryforwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

9.	CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

a. CAPITAL STOCK

There are no unusual rights or privileges related to the ownership of the Company's common stock.

In 2008, the Company issued a total of 68,000 shares of common stock to two people in a private transaction. The shares were issued to employees for their service to the Company. Since the shares were for prior services, the Company expensed the stock issuance as bonus expense based upon the grant date fair value of the stock issued totaling $15,300.

b. STOCK OPTION PLANS

The Company's Board of Directors adopted an incentive stock option plan in 1994 (the "1994 Plan").

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

Pursuant to the 1998 Plan, in 1999, the Board of Directors of the Company approved an award to the President of the Company, stock appreciation rights ("SAR") equal to 125,000 shares independent of any stock option under the Plan. The base value of the SAR is $6 per share, however no SAR may be exercised unless and until the market price of the Company's common stock equals or exceeds $10 per share. Amounts to be paid under this agreement are solely in cash and are not to exceed $500,000. The SAR expired on October 26, 2008.

The 1998 Plan has now expired.

In 1998, Urban Land of Nevada Inc. (Urban Land) (Note 10), the landlord of the property underlying the CGC, was granted 75,000 stock options. These options are exercisable at $4.00 per share through the year 2008. 10,000 of these options vested upon grant of the options, and 10,000 per year thereafter until fully vested. As of December 31, 2008, these options had expired.

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2007 and 2006 is presented below:

		2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	75,000	$4.00	75,000	$4.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	(75,000)	-	-	-

End of year	-	-	75,000	$4.00

Exercisable at	-	-	75,000	$4.00
end of year

There are no outstanding stock options at December 31, 2008.

10. LEGAL MATTERS

The Company was plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies had appealed the judgment to the Nevada Supreme Court (the "Court") . Western Technologies was required to and did file a bond in the amount of the judgment to date, which was approximately $1,180,000 including the judgment, interest, and attorney's fees. In October 2006, the "Court" ruled in favor of the defendant, but it wasn’t until August 2007 that an agreement was reached and all parties signed a Settlement Agreement. The Company received a total of $550,000 and a net after attorney’s fees of $ 300,000, which was used to finish repairs on the facility and for some upgrades.

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

Under the terms of the settlement agreement, Urban Land agreed to pay the Company $ 850,000 for the Sierra SportService matter. Further, Urban Land will not charge any rent for the ground lease on the Callaway Golf Center for the months of October 2008 through March 2009. Effective on April 1, 2009, the minimum rent under the lease will be approximately $40,140 per month which amount will be subject to certain increases in October 2012 and October 2017. In addition, Urban Land's 35% interest in the Company's All American Golf Center, Inc. subsidiary was cancelled. For the year ended December 31, 2008, the Company recognized other income totaling $1,090,837.

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

ALL-AMERICAN SPORTPARK, INC.

Dated: March 31, 2009	By:/s/ Ronald S. Boreta Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

_______________________	Chairman of the Board
Vaso Boreta	and Director

/s/ Ronald S. Boreta	President (Chief	March 31, 2009
Ronald S. Boreta	Executive Officer),
Treasurer (Principal
Financial Officer) and Director

/s/ Robert R. Rosburg	Director	March 31, 2009
Robert R. Rosburg

/s/ William Kilmer	Director	March 31, 2009
William Kilmer