Form 10-Q
period 2009-06-30
ALL AMERICAN SPORTPARK INC
filed 2009-08-13
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-24970

ALL-AMERICAN SPORTPARK , INC .
(Exact name of registrant as specified in its charter)

Nevada	88-0203976
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No. )

6730 South Las Vegas Boulevard
Las Vegas, NV 89119
(Address of principal executive offices)

(702) 798-7777
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x No ¨

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ¨ No ¨

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller reporting company x

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨  No x

               The number of shares of Common Stock, $ 0.001 par value, outstanding on August 10, 2009 was 3,570,000 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX
		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets
	June 30, 2009 (unaudited) and December 31, 2008	1
	Condensed Consolidated Statements of Operations
	For the Three and Six Months Ended June 30, 2009
	and June 30, 2008 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows
	For the Six Months Ended June 30, 2009 (unaudited)	3
	and June 30, 2008.
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4T.	Controls and Procedures	21
PART II:	OTHER INFORMATION	21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Changes in Securities	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES		23

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash	$98,336	$-
Accounts receivable	21,128	1,478
Prepaid expenses	990	13,939
Total current assets	120,454	15,417

Fixed assets:
Property and Equipment, net of accumulated depreciation
of $806,164 and $765,637, respectively	846,699	887,127
Total assets	$967,153	$902,544

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Cash in excess of available funds	$-	$17,631
Accounts payable and accrued liabilities	206,862	81,670
Current portion of notes payable – related parties	3,980,516	4,542,935
Accrued interest payable – related party	3,695,751	3,467,379
Total current liabilities	7,883,129	8,109,615

Long-term liabilities:
Loans payable – related parties	-	10,782
Due to related parties	1,344,108	1,452,671
Deferred rent liability	688,453	565,843
Total long-term liabilities	2,032,561	2,029,296
Total liabilities	9,915,690	10,138,911

Commitments and contingencies

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding as of
June 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized,
3,570,000 shares issued and outstanding as of
June 30, 2009 and December 31, 2008, respectively	3,570	3,570
Additional paid in capital	14,276,271	13,692,240
Non-controlling interest in consolidated subsidiary	19,334	-
Accumulated (deficit)	(23,247,712)	(22,932,177)
Total stockholders’ (deficit)	(8,948,537)	(9,236,367)
Total liabilities and stockholders’ (deficit)	$967,153	$902,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenue	$638,414	$730,265	$1,188,433	$1,321,212
Cost of sales	157,003	172,268	261,891	323,310

Gross profit	481,411	557,997	926,542	997,902

Expenses:
General & administrative	472,371	571,298	953,162	1,102,120
Depreciation and amortization	19,844	21,516	40,427	43,278
Total expenses	492,215	592,814	993,589	1,145,398

Net operating (loss)	(10,804)	(34,817)	(67,047)	(147,496)

Other income (expense):
Interest expense	(119,174)	(139,392)	(247,691)	(268,395)
Other income	2,582	-	2,568	2,325
Total other income (expense)	(116,592)	(139,392)	(245,123)	(266,070)

Net (loss)	(127,396)	(174,209)	(312,170)	(413,566)

Non-controlling interest in consolidated
subsidiary	(3,365)	-	(3,365)	-

Net (loss) attributable to
All-American SportPark	$(130,761)	$(174,209)	$(315,535)	$(413,566)

Weighted average number of
common shares outstanding-diluted	3,570,000	3,570,000	3,570,000	3,570,000

Net (loss) per share – basic and fully diluted	$(0.04)	$(0.05)	$(0.09)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net (loss)	$(315,535)	$(413,566)
Adjustments to reconcile net (loss) to
net cash provided (used) by operating activities
Depreciation expense	40,428	43,278
Non-controlling interest in consolidated subsidiary	3,365	-
Changes in operating assets and liabilities:
Accounts receivable	(19,650)	4,068
Prepaid expenses	12,949	(7,478)
Accounts payable and accrued expenses	125,192	75,782
Deferred rent liability	122,610	2,187
Accrued interest payable – related party	228,372	243,212
Net cash provided (used) by operating activities	197,731	(52,517)

Cash flows from financing activities
Bank overdrafts	(17,631)	(53,474)
Proceeds from related parties	(108,563)	344,903
Proceeds from notes payable – related parties	30,000	25,000
Payments on notes payable – related party	(3,201)	(105,566)
Payments on notes payable	-	(47,140)
Net cash provided (used) by financing activities	(99,395)	163,724

Net increase in cash	98,336	111,207
Cash – beginning	-	-
Cash – ending	$98,336	$111,207

Supplemental disclosures:
Interest paid	$813	$2,860
Income taxes paid	$-	$-

Sale of 49% interest in subsidiary
Cancellation of note payable – related party	$(600,000)	$-
Non-controlling interest in net assets	15,969	-
	$584,031	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, I NC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL S TATEMENTS
(Unaudited)

Note 1 – Basis of presentation

The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by All-American SportPark, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

As of June 30, 2009, we have an accumulated deficit of $23,247,712. Also, the Company’s current liabilities exceed its current assets by $7,762,675 as of June 30, 2009. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Non-controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At June 30, 2009, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein.

The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of June 30, 2009, St. Andrews Golf Shop, our minority interest partner and a related party (see Note 5) held a $19,334 interest in the net asset value of our subsidiary AAGC and a $3,365 interest in the net income from operations of AAGC.

Note 4 – Notes payable - related party

As of June 30, 2009, related party notes payable consisted of the following:

	June 30, 2009	December 31, 2008
Las Vegas Discount Golf & Tennis, bearing interest
at a rate of 10% per annum, and due on demand	$3,363,473	$3,363,473
Las Vegas Discount Golf & Tennis, bearing interest
at a rate of 10% per annum, and due on demand	85,000	85,000
BE Holdings, bearing interest at a rate of 10% per
annum, and due on demand	100,000	100,000
St. Andrews Golf Shop, bearing interest at a rate of
10% per annum, and due on demand	432,043	1,005,244
Total notes payable – related party	3,980,516	4,553,717
Less current portion	3,980,516	4,542,935
Total long-term notes payable – related party	$-	$10,782

We have recorded interest expense to related parties in the amounts of $226,561 and $217,901 during the six months ended June 30, 2009 and 2008, respectively.

Note 5 – Related party transactions

Expenses

We provide administrative support to various retail entities owned in part or wholly by our chief executive officer, the sole executive officer of our majority owned subsidiary, and the chairman of the board. These costs are allocated based on an annual review of actual expenses for each entity. As of June 30, 2009 and 2008, we have recorded an estimated allocation of these expenses in the amount of $78,500 and $60,505, respectively. Our increase in allocated salary expenses was attributable to our analysis and resulting re-allocation of expense based on our current employee distribution.

Employment agreements

On May 18, 2009, our board of directors approved Addendum No. 2 to the Employment Agreement dated August 25, 2004 with Ronald Boreta, our chief executive officer, and the addendum was executed on June 15, 2009. Pursuant to this addendum, Mr. Boreta’s employment agreement has been extended an additional three years, expiring on May 31, 2012. In addition, Mr. Boreta’s shall receive an annual base salary of $120,000 per annum.

On June 15, 2009, we entered into an “Employment Agreement” through our majority owned subsidiary, All-American Golf Center, Inc. (“AAGC”) with Mr. John Boreta whereby Mr. Boreta will perform management services for AAGC for a term of three years commencing on June 15, 2009 until June 14, 2012. Mr. Boreta will receive an annual salary in the amount of $75,000. Mr. Boreta has served in this capacity with AAGC since its inception in 1997.

Stock transfer agreement

On June 15, 2009 we entered into a “Stock Transfer Agreement” with St. Andrews Golf Shop, Ltd. a Nevada limited liability company which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly-owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on our outstanding loan due to St. Andrews Golf Shop, Ltd. In March 2009, we engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $ 600,000 .

Note 6 – Commitments

Lease agreements

On October 17, 1997 we entered into a long-term operating lease for land underlying the Callaway Golf Center. Pursuant to the lease agreement, we are required to make minimum monthly lease payments, with 10% increases every five years throughout the term of the lease. In addition, the lease contains a provision whereby additional rent will be due based on certain gross revenue thresholds. As of the date of this filing, no rent was due or accrued under the gross revenue provision. The initial term of the lease was for a term of fifteen years and provided for two five- year renewal options. In March of 2006 we elected to exercise our first renewal option extending the lease until 2018. We have elected to recognize our lease payments on a straight-line basis over a twenty-five year period which includes all renewal options. Lease expensed totaled $243,029 for the six months ended June 30, 2009 and 2008.

The following is a schedule by year of future minimum lease payments required under this lease agreement:

Year	Amount
2009	240,834
2010	481,673
2011	481,673
2012	493,715
2013	493,715
Thereafter	4,503,644
$6,767,505

Employment agreements

We have employment agreements with two of our executives (see note 4) whereby we have agreed to annual compensation in the amount of $195,000. As of June 30, 2009, the future minimum payments are as follows:

Related-party compensation requirements
2009	$97,500
2010	195,000
2011	195,000
2012	84,375
Total	$571,875

Customer Agreement

On June 19, 2009, we entered into a “Customer Agreement” with Callaway Golf Company and St. Andrews Golf Shop, Ltd. through our majority owned subsidiary AAGC. Pursuant to this agreement, we have agreed to market and sell Callaway products exclusively through AAGC for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Pursuant to the agreement, Callaway Golf Company has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses 2) $750,000 facility improvements 3) $500,000 in land improvements and 4) three payments each of $250,000 for annual advertising expenses. On July 1, 2009, we received the initial installment of $750,000.

Note 7 – Stockholders' deficit

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 10,000,000 shares of $0.001 par value common stock.

Preferred stock

As of June 30, 2009, we had no preferred shares issued and outstanding.

Common stock

As of June 30, 2009, we had 3,750,000 shares of our $0.001 par value common stock issued and outstanding. We had no new issuances during the period ended June 30, 2009.

Note 8 – Subsequent events

On June 19, 2009 we entered into a Customer Agreement with Callaway Golf Company, (see note 6). Pursuant to the agreement, we received the initial cash payment in the amount of $750,000 on July 1, 2009 and have recorded as deferred marketing revenue. We will receive subsequent payments at various times throughout the term of the agreement totaling approximately $2,000,000. The agreement has defined specific allocations for the use of proceeds which include capital improvements, and marketing. As of the date of this filing, we are still determining details of the agreements mechanics and therefore have not finalized our analysis of the financial statement impact resulting from this transaction.

     The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009. Upon our evaluation of events and transactions that have occurred subsequent to the balance sheet date, we have determined that there are no additional material events which have occurred after the balance sheet date that would be deemed significant or require recognition or additional disclosure.

I TEM 2. MANAGEMENT ’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF O PERATIONS .

Forward-Looking Statements

     This document contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

     Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;
  deterioration in general or regional economic conditions;
  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
  loss of customers or sales weakness;
  inability to achieve future sales levels or other operating results;
  the inability of management to effectively implement our strategies and business plans; and
  the other risks and uncertainties detailed in this report.

Overview of Current Operations

     Our operations consist of the management and operation of the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse which includes the Callaway Golf fitting center, Saint Andrews Golf Shop exclusively carrying Callaway Golf product and Back 9 Bar and Grill. CGC was just listed as the number one driving range in America by Golf Digest Magazine in their August 2009 issue.

     On June 19, 2009, All-American Golf Center, Inc. (“AAGC”), a subsidiary of All-American SportPark, Inc. (the “Company”) entered into a Customer Agreement with Callaway Golf Company (“Callaway”) and Saint Andrews Gold Shop, Ltd. (“Saint Andrews”).

     The Customer Agreement with Callaway provides that Callaway will provide Saint Andrews with a $250,000 annual advertising contribution in the form of golf-related products. In addition, AAGC will receive the following: a one-time payment of $750,000 to be used for operating expenses or other business expenses; a contribution of up to $500,000 to be used for upgrading the driving range at the Callaway Golf Center; up to $750,000 to be used to remodel and improve the facilities at the Callaway Golf Center; and, Callaway will provide staff uniforms, range golf balls, and rental golf equipment. In return, AAGC and Saint Andrews have agreed to exclusively sell Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement which will terminate on December 31, 2013 with notice from Callaway during the preceding month; or, if no notice is given, December 31, 2018.

     We believe that the advertising contribution provided by the Customer Agreement will help us to differentiate ourselves in the marketplace. In addition, the $750,000 of operating cash is expected to give us a competitive edge in the marketplace by allowing us to attract quality employees, grow our business, and improve our services while lowering our interest expenses. The combined contribution of up to $1,250,000 for improvement of our facilities is expected to provide other competitive advantages, primarily due to the lack of capital available for improvements among our competitors, giving us the benefit of a state-of-the art driving range, upgraded fitting bay technology, graphics, and marketing improvements such as exterior signage. We are in the process of executing on our plans to capture greater market share, and with Callaway’s brand strength, help build a lasting, stronger presence in the Las Vegas market.

     As part of the Customer Agreement, Callaway Golf will provide up to 15,000 dozen in driving range balls to the facility on a yearly basis as well as all employee uniforms. This will present a significant operational cost saving each year to the facility.

Results of Operations for the three months ended June 30, 2009 and 2008 compared.

     The following tables summarize selected items from the statement of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

INCOME:
	For the three months ended June 30,
			Increase (Decrease)
	2009	2008	$	%

Revenue	$638,414	$730,265	$(91,851)	(12.6%)
Cost of Sales	157,003	172,268	(15,265)	(8.9%)

Gross Profit	481,411	557,997	(76,586)	(13.7%)

Gross Profit Percentage of Sales	75.4%	76.4%

Revenue

     Our revenue for the three months ended June 30, 2009 was $638,414 compared to revenue of $730,265 in the three months ended June 30, 2008 a decrease of $91,851, or 12.6% from the same three-month period in the previous year. This decrease in revenue is attributed to a decrease in golf lesson fees due to a change from independent golf pros teaching lessons to a contract agreement with a company that hires their own pros. This change occurred during the fourth quarter of 2008. The outside company now receives all revenues from golf lessons; pays the instructors directly; and pays us a monthly fee. The current economic conditions were a significant factor in making the decision to change to a contract agreement for golf professionals.

Cost of sales/Gross profit percentage of sales

     Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies. Our cost of sales for the three months ended June 30, 2008 was $157,003, a decrease of $15,265, or 8.9% from $172,268 for the three months ended June 30, 2008. In 2008, cost of sales also included commissions paid to golf instructors, and so the change to a contract with an outside company for golf professionals reduced these expenses. In addition, there was a reduction in staff salaries due to staffing changes during the quarter ended June 30, 2009.

     Gross profit as a percentage of sales decreased slightly from 76.4% for the three months ended June 30, 2008 to 75.4% for the three months ended June 30, 2009.

EXPENSES:
	For the Three Months Ended June 30,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$472,371	$571,298	$(98,927)	(17.3%)
Depreciation	19,844	21,516	(1,672)	(7.8%)
Total expenses	492,215	592,814	(100,599)	(17%)

Net operating (loss)	(10,804)	(34,817)	24,013	69%

Other income (expense):
Interest (expense)	(119,174)	(139,392)	20,218	14.5%
Other income	2,582	-	2,582	-

Net (loss) before non-controlling interest	$(127,396)	$(174,209)	$46,813	26.9%

General and Administrative Expenses

     General and administrative expenses for the three months ended June 30, 2009 were $472,371, a decrease of $98,927, or 17.3%, from $571,298 for the three months ended June 30, 2008. In 2008, we expended significant amounts towards legal fees as a result of ongoing litigation surrounding our existing land lease. This dispute was settled in the fourth quarter of 2008. As a result of this settlement, our legal fees were substantially lower during the three month period ended June 30, 2009.

Depreciation expense

     Depreciation and amortization expenses for the three months ended June 30, 2009 were $19,844, a decrease of $1,672, or 7.8%, from $21,516 for the three months ended June 30, 2008.

Total Expenses

     Our overall operating expenses decreased $100,599 for the three months ended June 30, 2009 compared to $592,814 for the three months ended June 30, 2008. The overall decrease was primarily attributed to the significant decrease in legal fees.

Net Operating Loss

     We had a net operating loss in the amount of $10,804 for the three months ended June 30, 2009, versus a net operating loss of $34,817 for the three months ended June 30, 2008 a decrease of $24,013 which is attributable to the decline in general and administrative expenses.

Interest Expense

     Our interest expense decreased 14.5% from $139,392 for the three months ended June 30, 2008 to $119,174 for the three months ended June 30, 2009. The decrease in interest expense was directly related to debt reductions in the latter half of 2008 to related parties.

Net Loss

     Our net loss for the three months ended June 30, 2009 in the amount $127,396, a decrease of $46,813 from our previous year’s loss of $174,209.

Results of Operations for the six months ended June 30, 2009 and 2008 compared.

     The following tables summarize selected items from the statement of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

INCOME:

	For the six months ended June 30,		Increase (Decrease)
	2009	2008	$	%
Revenue	$1,188,433	$1,321,212	$(132,799)	(10%)
Cost of Sales	261,891	323,310	(61,419)	(19%)

Gross Profit	926,542	997,902	(71,360)	(7.2%)

Gross Profit Percentage of Sales	78%	75.5%

Revenue

    Our revenue for the six months ended June 30, 2009 was $1,188,433 compared to revenue of $1,321,212 in the six months ended June 30, 2008. This resulted in a decrease in revenue of $132,799, or 10%, from the same period a year ago. This decrease in overall revenue is attributed to the economic downturn as it relates to the Las Vegas tourism market. Although we have experienced a decrease in revenue, our revenue decline has been less than the national average for the golf industry.

Cost of sales/Gross profit percentage of sales

     Cost of sales currently consists mainly of payroll and benefits expenses of CGC staff, and operating supplies. During 2008, cost of sales also included commissions paid to golf instructors. Our cost of sales for the six months ended June 30, 2009 was $261,891, a decrease of $61,419, or 19% from $323,310 for the six months ended June 30, 2008.

     Gross profit as a percentage of sales increased slightly from 75.5% for the six months ended June 30, 2008 to 78% for the six months ended June 30, 2009.

EXPENSES:

	For the Six Months Ended June 30,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$953,162	$1,102,120	$(148,958)	(13.5%)
Depreciation	40,427	43,278	(2,851)	(6.6%)
Total expenses	993,589	1,145,398	(151,809)	(13.3%)

Net operating (loss)	(67,047)	(147,496)	80,449	54.5%

Other income (expense):
Interest (expense)	(247,691)	(268,395)	20,704	7.7%
Other income	2,568	2,325	243	10.5%

Net (loss) before non-controlling interest	$(312,170)	$(413,566)	$101,396	16%

General and Administrative Expenses

     General and administrative expenses for the six months ended June 30, 2009 were $953,162, a decrease of $148,958, or 13.5%, from $1,102,120 for the six months ended June 30, 2008. This decrease is attributed to the legal fees that were incurred during the period ended June 30, 2008, and as a result of a conscious effort by management to minimize expenses, when possible, in all areas of our operations.

Depreciation Expense

     Depreciation and amortization expenses for the six months ended June 30, 2009 were $40,427, a decrease of $2,851, or 6.6%, from $43,278 for the six months ended June 30, 2008.

Total Expenses

     Our operating expenses decreased $993,589 overall for the six months ended June 30, 2009 compared to $1,145,398 for the six months ended June 30, 2008. The largest contributor to the decrease was the reduction in legal fees as compared to the prior year period.

Net Operating Loss

     We had a net operating loss of $67,047 for the six months ended June 30, 2009, versus a net operating loss of $147,496 for the six months ended June 30, 2008. The decrease in the net operating loss was primarily due to the reduction in legal fees.

Interest Expense

     Our interest expense decreased 7.7% from $268,395 for the six months ended June 30, 2008, compared to $247,691 for the six months ended June 30, 2009 as a result of the decrease in amounts owed to related parties.

Net Loss

     Our net loss for the six months ended June 30, 2009 in the amount $312,170, a decrease of $101,396 from our previous year’s loss of $413,566.

Liquidity and Capital Resources

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market, complete additional financial service company acquisitions and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary financing, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     The following table summarizes our current assets, liabilities and working capital at June 30, 2009 compared to December 31, 2008.

		December 31,	Increase / (Decrease)
	June 30, 2009	2008	$	%

Current Assets	$120,454	$15,417	$105,037	681.3%
Current Liabilities	7,883,129	8,109,615	(226,486)	2.8%
Working Capital Deficit	$(7,762,765)	$(8,094,198)

Internal and External Sources of Liquidity

     Cash Flow. Since inception, we have primarily financed our cash flow requirements through related party debt transactions. If that source of funding is eliminated it may have a material, adverse affect on our operations. We are currently operating at a loss but with positive cash flow as a result of deferring related party payables and interest payments. Though this has allowed us to currently minimize the deferral of our payables, we continue to depend on this source of financing. Should we lose our ability to defer those payables, without a return to profitability, our cash resources will be limited. In September 2008, we issued our final payment to Active Media pursuant to our 1998 Promissory Note which required quarterly payments in the amount of $25,000. The elimination of this previous recurring debt payment has reduced the depletion of our capital resources. On July 1, 2009, we received the initial payment of $750,000 from Callaway Golf Company which was designated to be utilized for ongoing operational costs. We expect the proceeds from this agreement to provide measurable relief on our dependency for related party funding.

Satisfaction of our cash obligations for the next 12 months.

     As of June 30, 2009, our cash balance was $98,336. Our plan for satisfying our cash requirements for the next twelve months is through additional related party financing, and/or debt financing. We do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund our operations through strategic business relationships and/or additional equity or debt financing.

     Given our operating history, predictions of future operating results are difficult to make. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their various stages of commercial viability. Such risks include, but are not limited to, an evolving business model and the management of growth. To address these risks we, among other things, plan to continue to modify our business plan, implement and execute our marketing strategy, develop and upgrade our facilities in a response to our competitor’s developments.

Expected purchase or sale of plant and significant equipment.

     Pursuant to the agreement entered into on June 19, 2009 with Callaway Golf Company and St. Andrews Golf Shop, we anticipate expending a minimum of $1,250,000 towards improvements to our existing facilities. Further it is our expectation that the total amount spent on these capital improvements will be directly provided by Callaway Golf Company pursuant to our Customer Agreement with them.

Going Concern

     The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

     Stock-based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Related party transactions: In March 1982, the FASB issued Statement of Financial Accounting Standard 57 (“57”) “Related Party Disclosure”. This Statement establishes requirements for related party disclosures and provides guidance for the disclosures of transactions between related parties.

Recent Accounting Developments

     In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.The FASB Accounting Standards Codification™

(Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. As prescribe by the FASB we anticipate adopting FAS 168, for all interim and annual periods ending after September 15, 2009.

     In June 2009, the FASB issued SFAS No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R)”. The Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As prescribe by the FASB we anticipate adopting FAS 167, for all interim and annual reports subsequent to November 15, 2009.

     In June 2009, the FASB issued SFAS No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets - an amendment to FASB Statement No. 140”. The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. As prescribe by the FASB we apply the guidance of FAS 166, where applicable effective after our first annual reporting period that begins after November 15, 2009, and to interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

     In May 2009, the FASB issued SFAS No. 165 (“FAS 165”) “Subsequent Events” . The objective of this Statement is to establish general standards of accounting for and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted FAS 165 as of June 15, 2009.

     As of January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

     As of January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES .

     Our Chief Executive Officer and Principal Financial officer, Ronald Boreta, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS .

Not required.

ITEM 2. UNREGISTERED S ALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

     We did not have any unregistered sales of equity securities during the quarter ended June 30, 2009.

Issuer Purchases of Equity Securities

     We did not repurchase any of our equity securities during the quarter ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

     We did not submit any matters to a vote of our security holders during the second quarter of 2009.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

			Incorporated by reference
Exhibit		Filed		Period	Exhibit	Filing
number	Exhibit description	herewith	Form	ending	No.	date
10.1	Callaway Customer Agreement, dated June 19, 2009		8-K		10.1	6/15/09

10.2	Transfer of Stock of AAGC, dated June 15, 2009		8-K		10.2	6/15/09

	Employment Agreement with John Boreta, dated June		8-K		10.3	6/15/09
10.3	15, 2009
	Addendum to Employment Agreement with John		8-K		10.4	6/15/09
10.4	Boreta, dated June 15, 2009

	Certification of Chief Executive and Principal
31.1	Financial Officer Pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	X

	Certification of Chief Executive and Principal
32.1	Financial Officer Pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002	X

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

                                                                                                                          By: /s/ Ronald Boreta
                                                                                                                                Ronald Boreta, President, Chief Executive Officer,
                                                                                                                                and Treasurer (On behalf of the Registrant and as
                                                                                                                                Principal Financial Officer)

                 Date: August 12, 2009