Form 10-Q
period 2009-09-30
ALL AMERICAN SPORTPARK INC
filed 2009-11-19
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000 - 24970

ALL-AMERICAN SPORTPARK , INC .
(Exact name of registrant as specified in its charter)

Nevada	88-0203976
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No. )

6730 South Las Vegas Boulevard
Las Vegas, NV 89119
(Address of principal executive offices)

(702) 798-7777
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yesx No¨

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes¨ No¨

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ Nox

The number of shares of Common Stock, $ 0.001 par value, outstanding on August 10, 2009 was 3,570,000 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX
		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets
	September 30, 2009 (unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations
	For the Three and Nine Months Ended September 30, 2009
	and September 30, 2008 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended September, 2009 (unaudited)	6
	and September 30, 2008.
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4T.	Controls and Procedures	22
PART II:	OTHER INFORMATION	23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Changes in Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$349,821	$-
Accounts receivable	5,600	1,478
Prepaid expenses and other	14,834	13,939

Total current assets	370,255	15,417

Fixed assets:
Property and Equipment, net of accumulated depreciation
of $835,131 and $817,634, respectively	822,278	887,127

Total assets	$1,192,533	$902,544

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Cash in excess of available funds	$-	$17,631
Accounts payable and accrued liabilities	146,495	81,670
Current portion of notes payable – related parties	3,815,821	4,542,935
Current portion of marketing dollars	32,680	-
Accrued interest payable – related parties	3,792,226	3,467,379

Total current liabilities	7,787,222	8,109,615

Long-term liabilities:
Loans payable – related parties	$-	$10,782
Interest payable – related parties	-	-
Due to related parties	1,185,385	1,452,671
Deferred rent liability	689,542	565,843
Deferred marketing revenue	703,431	-

Total long-term liabilities	2,578,358	2,029,296

Commitments and contingencies

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized,
3,570,000 shares issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively	3,570	3,570

Additional paid in capital	14,274,667	13,692,240
Non-controlling interest in consolidated subsidiary	(186,301)	-
Accumulated (deficit)	(23,264,983)	(22,932,177)

Total stockholders’ (deficit)	(9,173,047)	(9,236,367)

Total liabilities and stockholders’ (deficit)	$1,192,533	$902,544

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$520,882	$519,330	$1,709,315	$1,840,542
Cost of revenue	120,229	115,137	382,120	438,447

Gross profit	400,653	404,193	1,327,195	1,402,095

Expenses:
General & administrative	503,800	554,146	1,456,962	1,656,266
Depreciation and amortization	24,421	21,140	64,848	64,418
Total expenses	528,221	533,006	1,521,810	1,720,684

Net income operating (loss)	(127,568)	(128,813)	(194,615)	(318,589)

Other income (expense):
Interest expense	(96,963)	(134,289)	(344,654)	(402,684)
Interest Income	53	-	53	-
Settlement Income	-	850,000	-	850,000
Other income (expense)	(30)	-	2,538	627
Total other income (expense)	(96,940)	585,200	(342,063)	129,354

Net income (loss)	(224,508)	456,387	(536,678)	129,354
Net (loss) attributable to non-controlling
interests	207,237	-	203,872	-

Total net income (loss)	$(17,271)	$585,200	$(332,806)	$129,354

Weighted average number of
common shares outstanding-basic and fully
diluted	3,570,000	3,570,000	3,570,000	3,570,000

Net income (loss) per share – basic and fully
diluted	$(0.00)	$0.17	$(0.09)	$0.03

.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(332,806)	$129,354
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities
Depreciation expense	64,848	64,418
Non-controlling interest in consolidated subsidiary	(203,872)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,122)	4,189
Prepaid expenses	(895)	(5,733)
Accounts payable and accrued expenses	64,825	(73,865)
Deferred rent liability	123,699	3,281
Deferred marketing revenue	736,111	-
Accrued interest payable – related parties	324,847	364,822
Net cash provided (used) by operating activities	772,635	227,758

Cash flows from financing activities
Bank overdrafts	(17,631)	(53,473)
Proceeds from related parties	(267,286)	429,966
Proceeds from notes payable – related parties	30,000	105,649
Payments on notes payable – related parties	(167,897)	(877,556)
Payments on notes payable	-	(71,558)
Net cash provided (used) by financing activities	(422,814)	(466,972)

Net increase (decrease) in cash	349,821	19,494
Cash – beginning	-	-
Cash – ending	$349,821	$19,494

Supplemental disclosures:
Interest paid	$1,221	$3,442
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods may not be indicative of annual results.

Note 2 – Going concern

As of September 30, 2009, we had an accumulated deficit of $23,264,983. In addition, the Company’s current liabilities exceed its current assets by $7,416,967 as of September 30, 2009. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Non-controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At September 30, 2009, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of September 30, 2009, St. Andrews Golf Shop, our minority interest partner and a related party (see Note 5) held a $203,872 interest in the net asset value of our subsidiary AAGC and a $17,571 interest in the net income from operations of AAGC.

Note 4 – Notes payable - related parties

As of September 30, 2009, related party notes payable consisted of the following:

	September 30, 2009	December 31, 2008

Las Vegas Discount Golf & Tennis, bearing interest at a rate of 10% per annum, and due on demand
	$3,200,149	$3,363,473
Las Vegas Discount Golf & Tennis, bearing interest at a rate of 10% per annum, and due on demand
	85,000	85,000
BE Holdings, bearing interest at a rate of 10% per annum, and due on demand
	100,000	100,000
St. Andrews Golf Shop, bearing interest at a rate of 10% per annum, and due on demand
	430,671	1,005,244
Total notes payable – related parties	3,815,821	4,553,717
Less current portion	3,815,821	4,542,935
Total long-term notes payable – related parties	$-	$10,782

We have recorded interest expense to related parties in the amounts of $324,695 and $217,901 during the nine months ended September 30, 2009 and 2008, respectively.

Note 5 – Related party transactions

Expenses

We provide administrative support to various retail entities owned in part or wholly by our chief executive officer, the sole executive officer of our majority owned subsidiary, and the chairman of the board. These costs are allocated based on an annual review of actual expenses for each entity. As of September 30, 2009 and 2008, we have recorded an estimated allocation of these expenses in the amount of $93,965.48 and $89,329.65, respectively.

Employment agreements

On May 18, 2009, our board of directors approved Addendum No. 2 to the Employment Agreement dated August 25, 2004 with Ronald Boreta, our chief executive officer, and the addendum was executed on June 15, 2009. Pursuant to this addendum, Mr. Boreta’s employment agreement has been extended an additional three years, expiring on May 31, 2012. In addition, Mr. Boreta’s will receive an annual base salary of $120,000 per annum.

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

Stock transfer agreement

On June 15, 2009, we entered into a “Stock Transfer Agreement” with St. Andrews Golf Shop, Ltd. a Nevada limited liability company, which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on our outstanding loan due to St. Andrews Golf Shop, Ltd. In March 2009, we engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $ 600,000 .

Note 6 – Commitments

Lease agreements

On October 17, 1997, we entered into a long-term operating lease for land underlying the Callaway Golf Center. Pursuant to the lease agreement, we are required to make minimum monthly lease payments, with 10% increases every 5 years throughout the term of the lease. In addition, the lease contains a provision whereby additional rent will be due based on certain gross revenue thresholds. As of the date of this filing, no rent was due or accrued under the gross revenue provision. The initial term of the lease was for a term of fifteen years and provided for two five- year renewal options. In March of 2006, we elected to exercise our first renewal option extending the lease until 2018. We have elected to recognize our lease payments on a straight-line basis over a twenty-five year period, which includes all renewal options. Lease expensed totaled $364,545 for the nine months ended September 30, 2009 and 2008.

The following is a schedule by year of future minimum lease payments required under this lease agreement:

Year	Amount
2009	117,136
2010	481,673
2011	481,673
2012	493,715
2013	529,840
Thereafter	4,901,024
$7,005,061

Employment agreements

We have employment agreements with two of our executives (see note 4) whereby we have agreed to annual compensation in the amount of $195,000. As of September 30, 2009, the future minimum payments are as follows:

Related-party compensation requirements
2009	$97,500
2010	195,000
2011	195,000
2012	84,375
Total	$571,875

Customer Agreement

On June 19, 2009, we entered into a “Customer Agreement” with Callaway Golf Company and St. Andrews Golf Shop, Ltd. through our majority owned subsidiary AAGC. Pursuant to this agreement, we have agreed to market and sell Callaway products exclusively through AAGC for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Pursuant to the agreement, Callaway Golf Company has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses; 2) $750,000 facility improvements; 3) $500,000 in range landing area improvements and 4) three payments each of $250,000 for annual advertising expenses which will be repaid in golf merchandise. On July 1, 2009, we received the initial installment of $750,000. The annual payments for advertising will continue as long as Callaway Golf Company and AAGC agree to maintain that relationship. We have recognized approximately $14,000 as income this quarter and will continue to recognize income in the amount of $4,600 per month through the life of the agreement, which continues through December 2018 and has an additional 5-year option to coincide with the golf center land lease.

Facility Improvements began on September 14, 2009 and should be completed by the end of December 2009. These improvements include inside remodel of the golf shop, lobby and activities counter areas as well as land improvements that include a redesign/restructure of the driving range landing area.

Note 7 – Stockholders' deficit

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 10,000,000 shares of $0.001 par value common stock.

Preferred stock

As of September 30, 2009, we had no preferred shares issued and outstanding.

Common stock

As of September 30, 2009, we had 3,750,000 shares of our $0.001 par value common stock issued and outstanding. We had no new issuances during the period ended September 30, 2009.

Note 8 – Subsequent events

On June 19, 2009, we entered into a Customer Agreement with Callaway Golf Company, (see note 6). Pursuant to the agreement, we received the initial cash payment in the amount of $750,000 on July 1, 2009 and have recorded as deferred marketing revenue. We will receive subsequent payments at various times throughout the term of the agreement totaling approximately $2,500,000. The agreement has defined specific allocations for the use of proceeds, which include capital improvements, and marketing. As of the date of this filing, many of these items are in process and will have a finalization by the end of the fourth quarter.

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 17, 2009. Upon our evaluation of events and transactions that have occurred subsequent to the balance sheet date, we have determined that there are no additional material events which have occurred after the balance sheet date that would be deemed significant or require recognition or additional disclosure.

ITEM 2. MANAGEMENT ’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

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

Overview of Current Operations

     Our operations consist of the management and operation of the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse, which includes the Callaway Golf fitting center, Saint Andrews Golf Shop exclusively carrying Callaway Golf product and Back 9 Bar and Grill. CGC was just listed as the number one driving range in America by Golf Digest Magazine in their August 2009 issue.

     On June 19, 2009, All-American Golf Center, Inc. (“AAGC”), a subsidiary of All-American SportPark, Inc. (the “Company”) entered into a Customer Agreement with Callaway Golf Company (“Callaway”) and Saint Andrews Gold Shop, Ltd. (“Saint Andrews”).

     The Customer Agreement with Callaway provides that Callaway will provide a $250,000 annual advertising contribution in the form of golf-related products as reimbursement for marketing dollars. In addition, AAGC will receive the following: a one-time payment of $750,000 to be used for operating expenses or other business expenses; a contribution of up to $500,000 to be used for upgrading the range landing area at the Callaway Golf Center; up to $750,000 to be used to remodel and improve the facilities at the Callaway Golf Center; and, Callaway will provide staff uniforms, range golf balls, and rental golf equipment. In return, AAGC and Saint Andrews have agreed to exclusively sell Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement which will terminate on December 31, 2013 with notice from Callaway during the preceding month; or, if no notice is given, December 31, 2018. We are recognizing approximately $14,000 this quarter as other income and will continue to recognize monthly income throughout the life of the agreement, which coincides with the golf center land lease.

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

     As part of the Customer Agreement, Callaway Golf will provide up to 15,000 dozen in driving range balls to the facility on a yearly basis as well as all employee uniforms. Prior to this agreement, we were paying approximately $40,000 a year to supply the driving range with a quality golf ball to enhance their range experience. This will present a significant operational cost saving each year to the facility.

Results of Operations for the three months ended September 30, 2009 and 2008 compared.

     The following tables summarize selected items from the statement of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

INCOME:
	For the three months ended
	September 30,		Increase (Decrease)
	2009	2008	$	%

Revenue	$520,882	$519,330	$1,552	. 3%
Cost of Sales	120,229	115,137	5,092	4%

Gross Profit	400,653	404,193	(3,540)	(1%)

Gross Profit Percentage of Sales	77%	78%

Revenue

     Our revenue for the three months ended September 30, 2009 was $520,882 compared to revenue of $519,330 in the three months ended September 30, 2008 an increase of $1,552, or .3% from the same three-month period in the previous year. Revenues have remained steady when compared to the prior year, with a very slight increase.

Cost of sales/Gross profit percentage of sales

     Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies. Our cost of sales for the three months ended September 30, 2009 was $120,229, an increase of only $5,092, or 4% from $115,137 for the three months ended September 30, 2008. Our cost of sales has also remained steady when compared to the prior year, with a very slight increase.

     Gross profit as a percentage of sales slightly decreased from 78% for the three months ended September 30, 2008 to 77% for the three months ended September 30, 2009.

EXPENSES:
	For the Three Months
	Ended
	September 30,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$503,800	$554,146	$(50,346)	(9)%
Depreciation	24,421	21,140	3,281	4%
Total expenses	528,221	533,006	(4,785)	(1)%

Net operating (loss)	(127,568)	(128,813)	1,245	1%

Other income (expense):
Interest expense	(96,963)	(134,289)	37,326	72%
Interest income	53	-	53	100%
Settlement Income	-	850,000	(850,000)	(100)%
Other income	(30)	-	(30)	100%

Net Income (loss) before non-controlling interest	$(96,940)	$585,200	$(682,140)	-

General and Administrative Expenses

     General and administrative expenses for the three months ended September 30, 2009 were $503,800, a decrease of $50,346 or 9%, from $554,146 for the three months ended September 30, 2008. Although the overall expenses related to AAGC are down, the cost of maintaining a public company has continued to increase the expenses of AASP with public company expenses being approximately $25,000 a year.

Depreciation expense

     Depreciation and amortization expenses for the three months ended September 30, 2009 were $24,421, an increase of $3,281, or 4%, from $21,140 for the three months ended September 30, 2008. This increase was due to a review of fixed assets and analysis of monthly depreciations.

Total Expenses

     Our overall operating expenses decreased with expenses totaling $528,221 for the three months ended September 30, 2009 compared to $533,006 for the three months ended September 30, 2008. The overall increase was primarily a result of a conscious effort to curb expenses whenever possible during the economic downturn.

Net Operating Loss

     We had a net operating loss in the amount of $127,568 for the three months ended September 30, 2009, versus a net operating loss of $128,813 for the three months ended September 30, 2008 a decrease of $1,245 or 1%.

Interest Expense

     Our interest expense decreased 72% from $134,289 for the three months ended September 30, 2008 to $96,963 for the three months ended September 30, 2009. This is attributed to the payment of some related party debt during September 2008.

Settlement Income

     In September 2008, we received $850,000 in a settlement of a lawsuit, which resulted in the Company having net income for that period. We did not have similar income in 2009.

Net Loss

     Our net loss for the three months ended September 30, 2009 in the amount of $96,940, an increase in loss of $682,140 from the net of $585,200 for the same period in 2008. This is a decrease of 83% over the September 2008. This is attributed to the $850,000 settlement payment that was received in the third quarter of 2008.

Results of Operations for the nine months ended September 30, 2009 and 2008 compared.

     The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

INCOME:
	For the nine months ended
	September 30,		Increase (Decrease)
	2009	2008	$	%
Revenue	$1,709,315	$1,840,542	$(131,227)	(7%)
Cost of Sales	382,120	438,447	(56,327)	(13%)

Gross Profit	1,327,195	1,402,095	(74,900)	(5%)

Gross Profit Percentage of Sales	78%	76%

Revenue

     Our revenue for the nine months ended September 30, 2009 was $1,709,315 compared to revenue of $1,840,542 in the nine months ended September 30, 2008. This resulted in a decrease in revenue of $131,227, or 7%, from the same period a year ago. Our revenue decline has been less than the national average for the golf industry. In the third quarter, we analyzed all of our revenue and cost of sale accounts and have made necessary recording changes to better reflect actual revenues and expenses.

Cost of sales/Gross profit percentage of sales

     Cost of sales currently consists mainly of payroll and benefits expenses of CGC staff, and operating supplies. During 2008, cost of sales also included commissions paid to golf instructors. Our cost of sales for the nine months ended September 30, 2009 was $382,120, a decrease of $56,327, or 12% from $438,447 for the nine months ended September 30, 2008. This is due to the change in having pros that were only paid commission versus having a company that pays rent and pays their golf pros themselves.

     Gross profit as a percentage of sales increased slightly from 76% for the nine months ended September 30, 2008 to 78% for the nine months ended September 30, 2009.

EXPENSES:
	For the Nine Months
	Ended
	September 30,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$1,456,962	$1,656,266	$(199,304)	(12%)
Depreciation	64,848	64,418	430	1%
Total expenses	1,521,810	1,720,684	(198,874)	(12%)

Net operating (loss)	(194,615)	(318,589)	123,974	(39%)

Other income (expense):
Interest (expense)	(344,654)	(402,684)	58,030	(14%)
Interest income	53	-	53	0%
Settlement income	0	850,000	(850,000)	0%
Other income	2,538	627	1,911	304%

Net income (loss) before non-controlling	$(536,678)	$129,355	$(666,033)	-
interest

General and Administrative Expenses

     General and administrative expenses for the nine months ended September 30, 2009 were $1,456,962, a decrease of $199,304, or 12%, from $1,656,266 for the nine months ended September 30, 2008. This decrease is attributed to the legal fees that were incurred during the period ended September 30, 2008, and as a result of a conscious effort by management to minimize expenses, when possible, in all areas of our operations, including utilities and human resource expenses.

Depreciation Expense

     Depreciation and amortization expenses for the nine months ended September 30, 2009 were $64,848, an increase of $430, or 1%, from $64,418 for the nine months ended September 30, 2008.

Total Expenses

     Our operating expenses decreased $198,874 overall for the nine months ended September 30, 2009 compared to $1,720,684 for the nine months ended September 30, 2008. The largest contributor to the decrease was the reduction in legal fees as compared to the prior year period.

Net Operating Loss

     We had a net operating loss of $194,615 for the nine months ended September 30, 2009, versus a net operating loss of $318,589 for the nine months ended September 30, 2008. The decrease in the net operating loss was primarily due to the reduction in legal fees.

Interest Expense

     Our interest expense decreased 14% from $402,684 for the nine months ended September 30, 2008, compared to $344,654 for the nine months ended September 30, 2009 because of the decrease in amounts owed to related parties.

Settlement Income

     In September 2008, we received $850,000 in a settlement of a lawsuit, which resulted in the Company having net income for that period. We did not have similar income in 2009.

Net Loss

     Our net loss for the nine months ended September 30, 2009 of $536,678, compares to net income of $120,354 during the same period in 2008. The difference is primarily due to the fact that we received settlement income of $850,000 in 2008.

Liquidity and Capital Resources

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market, complete additional financial service company acquisitions, and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary financing, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     The following table summarizes our current assets, liabilities, and working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$370,255	$15,417	$354,838	2,402%
Current Liabilities	7,787,222	8,109,615	(322,393)	(4%)
Working Capital Deficit	$(7,416,967)	$(8,094,198)

Internal and External Sources of Liquidity

     Cash Flow. Since inception, we have primarily financed our cash flow requirements through related party debt transactions. If that source of funding is eliminated it may have a material, adverse affect on our operations. We are currently operating at a loss but with positive cash flow because of deferring related party payables and interest payments. Though this has allowed us to currently minimize the deferral of our payables, we continue to depend on this source of financing. Should we lose our ability to defer those payables, without a return to profitability, our cash resources will be limited. In September 2008, we issued our final payment to Active Media pursuant to our 1998 Promissory Note, which required quarterly payments in the amount of $25,000. The elimination of this previous recurring debt payment has reduced the depletion of our capital resources. On July 1, 2009, we received the initial payment of $750,000 from Callaway Golf Company, which was designated to be utilized for ongoing operational costs. We expect the proceeds from this agreement to provide measurable relief on our dependency for related party funding.

Satisfaction of our cash obligations for the next 12 months.

     As of September 30, 2009, our cash balance was $349,821. Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies. Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we have secured a customer agreement with Callaway Golf that will add additional capital to help fund our operations.

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

     Pursuant to the agreement entered into on June 19, 2009 with Callaway Golf Company and St. Andrews Golf Shop, we anticipate expending a minimum of $1,250,000 towards improvements to our existing facilities. Further, it is our expectation that the total amount spent on these capital improvements will be directly provided by Callaway Golf Company pursuant to our Customer Agreement with them. We anticipate these improvements being completed by December 31, 2009.

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

Critical Accounting Policies and Estimates

     Stock-based Compensation: In accordance with accounting standards concerning Stock-based Compensation, the company accounts for all compensation related to stock, options or warrants using a fair value based method in which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company uses the Black-Scholes pricing model to calculate the fair market value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the date of the related agreement and using the market price of the stock.

     Related party transactions : In accordance with accounting standards concerning Related party transactions, there now are established requirements for related party disclosures and the policy provides guidance for the disclosures of transactions between related parties.

Recent Accounting Developments

     The FASB Accounting Standards Codification is the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. This codification is designed to simplify U.S. GAAP into a single, topically ordered structure.

     The Consolidation of Variable Interest Entities addresses the effect of the elimination of the qualifying special-purpose entity concept of “Accounting for Transfers of Financial Assets.” This also amends the accounting and disclosure requirements of FASB to enhance the timeliness and usefulness of information about a company’s involvement in a variable interest entity.

     In accordance with accounting standards “Accounting for Transfers of Financial Assets”, the objective eliminates the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.

     “Subsequent Events”, addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted this Statement in the second quarter of 2009. As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 1, Subsequent Events .

     In accordance with accounting standards concerning “The Fair Value Option for Financial Assets and Financial Liabilities” relates to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transaction s that are not orderly. The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The update also reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment too determine if a formerly active market has become inactive..

     “Fair Value Measurements and Disclosures” clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles such as income or market approach.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. Controls and Procedures.

     Our Chief Executive Officer and Principal Financial officer, Ronald Boreta, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS .

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

     We did not have any unregistered sales of equity securities during the quarter ended September 30, 2009.

Issuer Purchases of Equity Securities

     We did not repurchase any of our equity securities during the quarter ended September 30, 2009.

I TEM 3. DEFAULTS UPON SENIOR SECURITIES .

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

     We did not submit any matters to a vote of our security holders during the third quarter of 2009.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by reference
Exhibit number		Filed herewith		Period ending		Filing
	Exhibit description		Form		Exhibit No.	date

Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1		X

Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1		X

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: November 18, 2009	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)