Form 10-K
period 2009-12-31
ALL AMERICAN SPORTPARK INC
filed 2010-03-31
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

    FORM 10-K

x	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000 - 24970

ALL-AMERICAN SPORTPARK, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0203976
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No. )

6730 South Las Vegas Boulevard
Las Vegas, NV 89119
(Address of principal executive offices)

(702)798-7777
(Registrant’s telephone number, including area code)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yeso No Xx

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yeso Nox

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx Noo

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.x

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o                 Accelerated filer o

Non-accelerated filer o                 Smaller reporting company x
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

     As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $416,000, based on the closing price of the Common Stock on the OTC Bulletin Board of $0.24 per share on that date.

     The number of shares of Common Stock, $0.001 par value, outstanding on March 17, 2010 was 3,570,000 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-K
	INDEX
		Page
		Number
PART I
ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	11
ITEM 1B.	UNRESOLVED STAFF COMMENTS	11
ITEM 2.	PROPERTIES	11
ITEM 3.	LEGAL PROCEEDINGS	12
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED	12
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA	13
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF	13
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT	21
	MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	21
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	21
	ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES	21
ITEM 9B.	OTHER INFORMATION	22

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE	23
	GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION	25
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS	26
	AND MANAGEMENT AND RELATED STOCKHOLDER
	MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,	28
	AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	30
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	31
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheet	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statement of Shareholders’ Deficit	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

PART I

ITEM 1. BUSINESS

Business Development

The Company’s business began in 1974 when Vaso Boreta, the Company’s Chairman of the Board, opened a “Las Vegas Discount Golf and Tennis” retail store in Las Vegas, Nevada. This store, which is still owned by Mr. Boreta, subsequently began distributing catalogs and developing a mail order business for the sale of golf and tennis products. In 1984, the Company began to franchise the “Las Vegas Discount Golf & Tennis retail store concept and commenced the sale of franchises. As of February 26, 1997 when the franchise business was sold, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

The Company was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and to All-American SportPark, Inc. (“AASP”) on December 14, 1998.

Sports Entertainment Enterprises, Inc. (“SPEN”), formerly known as Las Vegas Golf & Tennis, Inc. (“LVDG”), a publicly traded company, acquired the Company in February 1988, from Vaso Boreta, who was the Company’s sole shareholder. Vaso Boreta also served as SPEN’s Chairman of the Board, President, and CEO until February 2005.

In December 1994, the Company completed an initial public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. The net proceeds to the Company from this public offering were approximately $3,684,000. The Class A Warrants expired unexercised on March 15, 1999.

In 1996, the Company sold 500,000 shares of Series A Convertible Preferred Stock to Three Oceans, Inc. (“TOI”), an affiliate of SANYO North America Corporation, for $5,000,000 in cash pursuant to an Investment Agreement between the Company and TOI. The Company used these proceeds to fund part of the development costs of its All-American SportPark property in Las Vegas. In March 2001, the Company repurchased all of the shares of Series A Convertible Preferred Stock from TOI for $5,000 in cash. Once repurchased, the shares were retired.

On December 16, 1996, the Company and its majority shareholder, SPEN, entered into negotiations pursuant to an “Agreement for the Purchase and Sale of Assets” to sell all but one of the four retail stores owned by SPEN, all of SPEN’S wholesale operations and the entire franchising business of the Company to Las Vegas Golf & Tennis, Inc., an unaffiliated company. On February 26, 1997, the Company and SPEN completed this transaction.

In connection with the sale of the above-described assets, SPEN and the Company agreed not to compete with the buyer in the golf equipment business except that the Company is permitted to sell golf equipment at its Callaway Golf Center business. In addition, the Buyer granted Boreta Enterprises, Ltd., a limited partnership owned by Vaso Boreta, Ron’ Boreta, Vaso’s son and

President of the Company, and John Boreta, Vaso’s son and a principal shareholder of SPEN, the right to operate “Las Vegas Discount Golf & Tennis” stores in Southern Nevada, except for the Summerlin area of Las Vegas, Nevada.

On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company developed its Callaway Golf Center and All-American SportPark, (“SportPark”) properties. The property is located on the world famous Las Vegas “Strip” at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and the Mandalay Bay and MGM Resorts. The property is also adjacent to the Interstate 215 beltway that encircles the entire Las Vegas valley. On 42 acres of the property is the Callaway Golf Center that opened or business in October 1997. The remaining 23 acres was home to the discontinued SportPark that opened for business in October 1998 and was disposed of in May 2001.

On June 20, 1997, the lessor of the 65-acre tract (“Landlord”) agreed with the Company to cancel the original lease and replace it with two separate leases. The lease for the SportPark commenced on February 1, 1998 with a base rent of $18,910 per month and was cancelled in connection with disposition of the SportPark in May 2001; the lease for the Callaway Golf Center is for fifteen years with options to extend for two additional five-year terms. The lease for the Callaway Golf Center ™ commenced on October 1, 1997 when the golf center opened with a base rent of $33,173 per month.

During June 1997, the Company and Callaway Golf Company (“Callaway”) formed All-American Golf LLC (“LLC”), a California limited liability company that was owned 80% by the Company and 20% by Callaway; the LLC owned and operated the Callaway Golf Center. In May 1998, the Company sold its 80% interest in LLC to Callaway. On December 31, 1998, the Company acquired substantially all the assets of LLC subject to certain liabilities that resulted in the Company owning 100% of the Callaway Golf Center.

On October 19, 1998, the Company sold 250,000 shares of the Series B Convertible Preferred Stock to SPEN for $2,500,000. SPEN had earlier issued 2,303,290 shares of its common stock for $2,500,000 in a private transaction to ASI Group, L.L.C. (“ASI”). ASI also received 347,975 stock options for SPEN common stock. ASI is a Nevada limited liability company whose members include Andre Agassi, a former professional tennis player.

SPEN owned 2,000,000 shares of the Company’s common stock and 250,000 shares of the Company’s Series B Convertible Preferred Stock. In the aggregate, this represented approximately two-thirds ownership in the Company. On April 5, 2002, SPEN elected to convert its Series B Convertible Preferred Stock into common Stock on a 1 for 1 basis. On May 8, 2002, SPEN completed a spin-off of the Company’s shares held by SPEN to SPEN’s shareholders. This resulted in SPEN no longer having any ownership interest in the Company.

On June 15, 2009, the Company entered into a Stock Transfer Agreement with Saint Andrews pursuant to which the Company transferred 49% of the outstanding common stock of All-American Golf Center, Inc. ("AAGC"), a subsidiary of the Company, to Saint Andrews Golf Shop, Ltd. ("Saint Andrews") in exchange for the cancellation of $600,000 of debt owed by the

Company to Saint Andrews. The transfer of 49% of the common stock of AAGC was authorized by the Company's Board of Directors at which all of the Company's Directors voted in favor of the transfer, except that Ronald Boreta abstained from such vote. In connection with this transaction, the Company engaged Houlihan Valuation Advisors ("HVA") to provide an estimate of the fair market value of a 49% interest in AAGC. As a result of their analysis, HVA was of the opinion that the fair market value of a 49% interest in AAGC was approximately $600,000. The Board of Directors determined to use this value as the amount to be received from Saint Andrews for the 49% interest.

Saint Andrews is owned by Ronald Boreta and John Boreta, his brother. John Boreta is also a principal shareholder of the Company. The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

On June 19, 2009, AAGC entered into a Customer Agreement with Callaway Golf Company ("Callaway") and Saint Andrews pursuant to which Callaway has agreed to make certain cash payments and other consideration to AAGC and Saint Andrews in exchange for an exclusive marketing arrangement for the Callaway Golf Center operated by AAGC. Callaway is a major golf equipment manufacturer and supplier.

Saint Andrews, which subleases space at the Callaway Golf Center and operates a golf equipment store at the Callaway Golf Center, is owned by Ronald Boreta, the Company's President, and John Boreta, the brother of Ronald Boreta and a principal shareholder of the Company.

The Customer Agreement with Callaway provides that Callaway will provide Saint Andrews with a $250,000 annual advertising contribution in the form of golf related products. In addition, Saint Andrews will have an opportunity to earn additional credits upon reaching a sales threshold.

In connection with the signing of the Customer Agreement, AAGC received a one-time payment of $750,000 marked for operating expenses or other business expenses. AAGC also received a contribution of $500,000 used for upgrading the driving range at the Callaway Golf Center. In addition, AAGC received $750,000 to remodel and improve the facilities at the Callaway Golf Center, which included the pro shop and retail area; upgraded fitting bay technology and graphics; and enhanced exterior signage. Callaway also is providing staff uniforms, range golf balls and rental golf equipment for AAGC's use at the Callaway Golf Center.

Both AAGC and Saint Andrews have agreed to exclusively sell only Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement. The Customer Agreement will terminate on December 31, 2013 if Callaway gives notice during November 2013 and if no notice is given it will terminate on December 31, 2018.

As part of the Customer Agreement, Saint Andrews has agreed to reimburse AAGC for marketing expenses on an annual basis as agreed upon by the parties.

BUSINESS OF THE COMPANY

In June 1997, the Company completed a final agreement with Callaway to form a limited liability company named All-American Golf, LLC (the “LLC”) for the purpose of operating a golf facility, to be called the “Callaway Golf Center” ™ (“CGC”), on approximately forty-two (42) acres of land located on Las Vegas Boulevard in Las Vegas, Nevada. The CGC opened to the public on October 1, 1997.

The Company’s operations consist of the CGC, located on 42 acres of leased land and strategically positioned within a few miles of the largest hotels and casinos in the world. There are over 151,000 hotel rooms in Las Vegas and, according to the Nevada Commission on Tourism, nineteen of the top twenty-five largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, the Monte Carlo, and the new City Center. The CGC is also adjacent to McCarran International Airport, the 17th busiest airport in the world with 40,460,310 in passenger traffic during 2009 according to Airports Council International. The Las Vegas valley residential population is approximately 1.8 million.

The CGC includes a two tiered, 110-station, driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens and island greens. Pro-line equipment and popular brand name golf balls are utilized through Callaway Golf. In addition to the driving range, the CGC has a lighted, nine-hole, par three golf courses, named the “Divine Nine.” The golf course has been designed to be challenging, and has several water features including lakes, creeks, water rapids and waterfalls, golf cart paths and designated practice putting and chipping areas. At the entrance to the CGC is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system developed by Callaway, and two tenant operations: (a) the St. Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, and (b) a restaurant, which features an outdoor patio overlooking the golf course and driving range with the Las Vegas “Strip” in the background.

The CGC has a lease agreement with St. Andrews Golf Shop ("Saint Andrews") for the provision of sales of golf retail merchandise. The lease is for fifteen years ending in October 2012. Saint Andrews pays a fixed monthly rental for its office and retail space.

The LLC’s original ownership was 80% by the Company and 20% by Callaway. Callaway agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. The Company contributed the value of expenses incurred relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway’s loan to the LLC had a ten-year term with interest at ten percent per annum. The principal was due in 60 equal monthly payments commencing five years after the CGC opened.

On May 5, 1998, the Company sold its 80% interest in the LLC to Callaway for $1.5 million in cash and the forgiveness of $3 million in debt, including accrued interest thereon, owed to Callaway by the Company. The Company retained the option to repurchase the 80% interest for a period of two years on essentially the same financial terms that it sold its interest. The sale of the Company’s 80% interest in the LLC was completed in order to improve the Company’s financial condition that, in turn, improved the Company’s ability to complete the financing needed for the final construction stage of the SportPark.

On December 30, 1998, the Company acquired substantially all the assets of the LLC subject to certain liabilities. This resulted in the Company owning 100% of the CGC. Under the terms of the asset purchase agreement, the Company paid $1 million to Active Media Services in the form of a promissory note payable in quarterly installments of $25,000 over a 10-year period without interest. In turn, Active Media delivered a trade credit of $4,000,000 to the CGC. This promissory note was paid in full to Active Media in September of 2008.

In connection with this acquisition, the Company executed a trademark license agreement with Callaway pursuant to which the Company licenses the right to use the marks “Callaway Golf Center” and “Divine Nine” from Callaway for a term beginning on December 30, 1998 and ending upon termination of the lease on the CGC. The Company paid a one-time fee for the license agreement that was a component of the purchase price the Company paid for the CGC upon acquisition of the facility on December 30, 1998. Pursuant to this agreement, Callaway has the right to terminate the agreement upon the occurrence of any “Event of Termination” as defined in the agreement.

On June 1, 2001, the Company completed a transition pursuant to a Restructuring and Settlement Agreement with Urban Land of Nevada, Inc. (the “Landlord”) to terminate the land lease for the discontinued SportPark, and to transfer all of the leasehold improvements and personal property located on the premises to the Landlord.

As part of the agreement, the Landlord agreed to waive all liabilities of the Company to the Landlord with respect to the discontinued SportPark, and with the exception of a limited amount of unsecured trade payables, the Landlord agreed to assume responsibility of all other continuing and contingent liabilities related to the SportPark. The Landlord also agreed to cancel all the company’s back rent obligations for the CGC for periods through April 30, 2001. The CGC remains the only operating business of the Company.

As part of the transaction, the Company transferred to the Landlord a 35 percent ownership interest in the Company’s subsidiary that owns and operates the CGC. This subsidiary is All-American Golf Center, Inc. (“AAGC”). However, in connection with the settlement of litigation with the Landlord in 2008, the Landlord relinquished its ownership interest in AAGC.

LIABILITY INSURANCE

The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

The marketing program for the CGC is focused primarily on the local individual customer’s with increasing emphasis on the individual tourist market because of CGC’s proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective for the local market. For the tourist market, the Company has instituted a taxi program, rack cards, and print media in tourist publications that are located in the Las Vegas hotels and hotel rooms. Also, the CGC, has implemented programs to attract more group events, clinics, and other special promotional events. In February of 2004, a 30 ft. pylon sign with a reader board was installed in front of the CGC. The sign makes the general public aware of various programs, specials and information on events and other activities taking place within the CGC. Once installed, the CGC began random customer information surveys to provide information on how guests heard of the CGC. Over half stated that they came into the CGC because they saw the new sign.

The CGC, which includes a nine-hole par 3 golf course, driving range, and clubhouse, is designed to provide a country club atmosphere for the general public.

The marketing efforts toward establishing additional CGC-type locations have been directed towards a number of large existing and potential markets for which there can be no assurance of financial success. Further, to expand the concept for CGC-type facilities beyond the Las Vegas location could require considerably more financial and human resources than presently exists at the Company.

Because of the agreement with Callaway that was signed in June of 2009, $250,000 in marketing dollars are designated to the facility each year for the next three years. The Company has hired R and R Partners, a local marketing and public relations firm to plan and implement strategic marketing for the facility that will best reach their target audience and increase awareness of the facility to both local residents and tourists for 2010.

FIRST TEE PROGRAM

In March 2002, the CGC became the official home in southern Nevada for the national First Tee program. The First Tee program is a national initiative started in November 1997 by the World Golf Foundation. First Tee is a program sponsored by the PGA Tour, the LPGA, the PGA of America, the United States Golf Association, and Augusta National Golf Club. The First Tee program was formed to eliminate access and affordability issues for children, especially economically disadvantaged children, to participate in the game of golf. In research conducted by the National Golf Foundation, it was noted that only two percent of children through age 17 ever try golf and only five percent of our nation’s golfers were minorities. The CGC is proud to be part of the First Tee program and believes it will offer many opportunities for the Company in the years ahead.

COMPETITION

In the Las Vegas market, the Company has competition from other golf courses, family entertainment concerts, and entertainment provided by hotel/casinos. Company management believes the CGC has a competitive advantage in the Las Vegas market because of its strategic location, product branding, alliances, and extent of facilities balanced with competitive pricing that is unlike any competitor in the market.

The Company’s competition includes other golf facilities within the Las Vegas area that provide a golf course and driving range combination and/or a night lighted golf course. Management believes that the CGC is able to compete because it is unique in providing a branded partnership with Callaway and giving the Las Vegas community one of the largest golf training facilities in the western United States. In addition, several Las Vegas hotel/casinos own their own golf courses that cater to high-roller/VIP tourists. The CGC is able to compete against these facilities because it offers a competitively priced golf facility with close proximity to the Las Vegas “Strip” properties where a non-high-roller/VIP tourist can come to enjoy a Las Vegas golf experience.

EMPLOYEES

As of March 30, 2010, there were 5 full-time employees and 1 part-time employee at the Company’s executive offices, and 10 full-time and 22 part-time employees at CGC.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Company’s corporate offices are located inside the clubhouse building of the CGC at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The CGC property occupies approximately 42 acres of leased land described in ITEM 1 – DESCRIPTION OF BUSINESS, BUSINESS DEVELOPMENT. The CGC was opened October 1, 1997. The property is in good condition both structurally and in appearance.

The CGC has two tenant operations: (1) The St. Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years ending in 2012 and (2) Back Nine Grill restaurant and bar. Beginning in the first quarter of 2007 the rent increased to $4,160 per month and since it was extended in January of 2007, the minimum rent has increased by 4% per year and every year per the lease and through the life of the lease, which ends in January 2011.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company’s business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMTION. The Company’s common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol AASP. The following table sets forth the high and low sales prices of the common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2009:
First Quarter	$0.13	$0.05
Second Quarter	$0.27	$0.10
Third Quarter	$0.24	$0.11
Fourth Quarter	$0.16	$0.12

Year Ended December 31, 2008:
First Quarter	$0.31	$0.19
Second Quarter	$0.26	$0.17
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.50	$0.13

HOLDERS

The number of holders of record of the Company’s $.001 par value common stock as of March 10, 2010 was approximately 1,040. This does not include approximately 1,000 shareholders’ who hold stock in their accounts at broker/dealers.

DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. No dividends have been paid with respect to the Company’s common stock and no dividends are expected to be paid in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company’s future earnings, requirements for capital improvements and financial condition.

SALES OF UNREGISTERED SECURITIES.

There were no sales of unregistered securities during the year ended December 31, 2009 that have not been reported in a report on Form 10-Q or 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumption and estimate on historical experience and other factors that management believes is relevant at the time our consolidated financial statements are prepared. On a periodic basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events are their effects cannot be determined with certainty, actual results could differ from the estimates and assumptions, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. The following accounting policies are most critical in fully understanding and evaluating our reported financial results.

STOCK BASED COMPENSATION.

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

REVENUES

The Company primarily earns revenue from golf course green fees, driving range ball rentals and golf and cart rentals, which are recognized when received as payments for the services provided. The Company also receives marketing revenue associated with the Callaway Agreement which is realized on an equal monthly basis over the life of the agreement. Lease and sponsorship revenues are recognized as appropriate when earned.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB Accounting Standards Codification is the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. This codification is designed to simplify U.S. GAAP into a single, topically ordered structure.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only required be disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. This accounting standard became effective for us beginning with the quarter ended on June 30, 2009; however, it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) No. 2009-05 regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available. Under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU, and the adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs. This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010). We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01 regarding equity and accounting for distributions to shareholders with components of stock and cash. This ASU addresses the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice. The amendments in this ASU affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and it is to be applied retrospectively. The adoption of this ASU did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

OVERVIEW

Our operations consist of the management and operation of the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse, which includes the Callaway Golf fitting center, Saint Andrews Golf Shop exclusively carrying Callaway Golf product and Back 9 Bar and Grill. CGC was listed as the number one driving range in America by Golf Digest Magazine in their August 2009 issue.

The CGC has an ideal location at the end of the “Las Vegas strip” and near the international airport; however, much of the land immediately adjacent to the CGC has not yet been developed.

The Town Square mall, which opened in November of 2007, is expected to result in increased revenues for the Golf Center. The Town Square is a 1.5 million square foot super regional lifestyle center with a mix of retail, dining, and office space that is being developed across the street from the CGC. In addition, traffic from time-shares and casinos going up at the far south end of the strip is expected to draw more local and tourist business to the CGC.

On June 19, 2009, All-American Golf Center, Inc. (“AAGC”), a subsidiary of All-American SportPark, Inc. (the “Company”) entered into a Customer Agreement with Callaway Golf Company (“Callaway”) and Saint Andrews Gold Shop, Ltd. (“Saint Andrews”).

The Customer Agreement with Callaway provides that Callaway will provide a $250,000 annual advertising contribution in the form of golf-related products that are received by Saint Andrews Golf Shop (“SAGS”) as reimbursement for marketing dollars annually. The money from the value in product is then paid by SAGS to the Company as reimbursement for actual marketing expenditures. In 2009, Callaway provided $125,000 of advertising dollars in addition to a onetime payment of $750,000 to be used for operating expenses or other business expenses; a contribution of approximately $500,000 designated to upgrade range-landing area at the Callaway Golf Center; and $750,000 used to remodel and improve the facilities at the Callaway Golf Center. The facility remodel, which was completed in October of 2009, included the remodeling of SAGS, as well as the lobby and activities area of the CGC as well as indoor and outdoor signage. The range landing area remodel was completed in November of 2009. As part of the agreement, Callaway provided initial staff uniforms, range golf balls, and rental golf equipment. Additionally, Callaway will continue to provide the uniforms, golf balls, and rental equipment as needed throughout the terms of the agreement. In return, AAGC and Saint Andrews have agreed to exclusively sell Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement which will terminate on December 31, 2013 with notice from Callaway during the preceding month; or, if no notice is given, December 31, 2018. We are recognizing approximately $14,000 each quarter and will continue to recognize monthly income throughout the life of the agreement, which coincides with the golf center land lease.

We believe that the advertising contribution provided by the Customer Agreement will help us to differentiate ourselves in the marketplace. In addition, the $750,000 of operating cash is expected to give us a competitive edge in the marketplace by allowing us to attract quality employees, and improve our services while lowering our interest expenses. The combined contribution of approximately $1,250,000 for improvement of our facilities is expected to provide other competitive advantages, primarily due to the lack of capital available for improvements among our competitors, giving us the benefit of a state-of-the art driving range, upgraded fitting bay technology, graphics, and marketing improvements such as exterior signage.

As part of the Customer Agreement, Callaway Golf will provide up to 15,000 dozen driving range balls to the facility on a yearly basis as well as all employee uniforms. Prior to this agreement, we were paying approximately $40,000 a year to supply the driving range with quality golf balls to enhance the driving range experience. This will provide significant operational cost savings each year to the Callaway Golf Center.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2009 VERSUS YEAR ENDING DECEMBER 31, 2008.

REVENUES. Revenues of the Callaway Golf Center (“CGC”) for 2009 decreased by $256,793 to $2, 083,640 compared to $2,340,433 in 2008. Golf course green fees decreased by $59,843 in 2009 to $655,073 in 2009 compared to $714,916 in 2008. This was due to the general economic downtrend that Las Vegas felt as a city during the first half of 2009 and the unseasonably cold weather in December of 2009. Driving Range revenue decreased for 2009 by $121,152 to $728,614 in 2009 compared to $849,766 in 2008. This difference is attributed to Las Vegas experiencing an economic downturn during the first half of 2009. Additionally, in October of 2009 we closed our driving range for 45 days to remodel it pursuant to the new Callaway agreement. Rentals for golf carts and golf clubs decreased in 2009 by $46,815 to $313,387, as compared to $360,202 for rentals in 2008. With less tourists visiting Las Vegas, there was less need for rental clubs and rental carts during 2009. Golf lessons were down by $45,522 to $124,055 for 2009 compared to $169,577 for 2008. This decrease is attributed to the closing of the driving range for 45 days and the unseasonably cold weather in December that prevented the golf instructors from giving lessons.

COST OF REVENUES

Costs of revenues decreased $97,947 to $493,825 for 2009 as compared to $591,322 in 2008. This decrease is attributed to the lower overall revenue taken in for golf lessons during the year. There was a slight increase in payroll costs from $362,039 in 2009 over $358,824 in 2008. Other cost of goods, mainly comprised of miscellaneous golf supplies decreased significantly by $50, 074 to $59,918 in 2009 as compared to $109,992 in 2008. This is the biggest immediate benefit we have seen from the new Callaway agreement. That agreement provides us with free golf balls for the driving range, where as in 2008 we were purchasing those ourselves. That was the single biggest expense for the driving range annually.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs. These expenses decreased by $169,876 to $1,964,247 in 2009 from $2,134,123 in 2008. Due to the Callaway deal, we remodeled our driving range, which decreased the overall amount of water we were using at our facility by $31,000 for the year. Generally, we were able to decrease our expenses across the board by monitoring purchases and making every department accountable for their expense usage. Our legal expenses were down by $18,427 to $38,248 in 2009 as compared to $56,675 in 2008. This was due to the Urban Land case being settled in 2008.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $3,896 in 2009 to $88,897 in 2009 from $85,001 in 2008. This was due to writing off some fixed assets that were no longer in use and offset by the improvements completed on the facility and range landing area.

OTHER INCOME AND INTEREST EXPENSE

Interest expense decreased in 2009 by $58,297 to $470,748 in 2009 from $529,045 in 2008. This was due to a continued effort by the company to pay down past loans and notes as money becomes available.

NET INCOME (LOSS)

In 2009, the net loss was $941,383 (before non-controlling interest) as compared to net income of $92,754 in 2008. This loss is directly attributable to the decrease in revenues due to the economic downturn that faced Las Vegas in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Working capital needs have been helped by favorable payment terms and conditions included in our notes payable to related parties. Management believes that additional notes could be negotiated, if necessary, with similar payment terms and conditions.

The Company has various notes payable to related parties (See ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). In December 2007, three notes totaling $110,000 and related interest of $102,788 were to mature but the maturity dates were extended until June 30, 2008. In December 2006, four notes totaling $220,000 and related interest of $223,651 were to mature but the maturity dates were extended until March 31, 2007. This extension was extended until June 30, 2009. These notes are now payable upon demand.

Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway agreement to help with any cash flow deficiencies. Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we have secured a customer agreement with Callaway Golf that will add additional capital to help fund our operations.

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

We believe that continued development of the south strip directly adjacent to the property of the golf center, will continue to result in increased revenues.

Nevertheless, for reasons described below and in Note 1 to the consolidated financial statements, in its report dated March 26, 2010 the Company’s independent auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

As of December 2009, the Company had a working capital deficit of $7,828,775 as compared to a working capital deficit of $8,094,198 in December 2008. This change was due primarily to the continued increase in the interest associated with the notes payable for which the company currently is responsible.

Management continues to seek out financing to help fund working capital needs of the Company. In this regard, management believes that our continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. Although our recent transactions with Callaway Golf and the subsequent remodel of the driving range have provided us with greater cash flow, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management believes additional borrowings against the CGC could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company. Management is always seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Callaway Golf was one of these additional financing opportunities and management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Among its alternative courses of action, management of the Company may seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company’s status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through a business combination. In addition, even if the Company becomes involved in such a business opportunity, there is no assurance that it would generate revenues or profits, or that the market price of the Company’s common stock would be increased thereby.

FORWARD LOOKING STATEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are set forth on pages F-1 through F-15 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of December 31, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	47	President, Chief Executive Officer,
		Treasurer, Secretary and Director
Vaso Boreta	75	Chairman of the Board of Directors
William Kilmer	69	Director
Cara Brunette	48	Director

Except for the fact that Vaso Boreta and Ronald Boreta are father and son, respectively, there is no family relationship between and Director or Officer of the Company.

The Company does not currently have an audit committee or an “audit committee financial expert” because it is not legally required to have one and due to the limited size of the Company's operations, it is not deemed necessary. The Company presently has no compensation or nominating committee.

All Directors hold office until the next Annual Meeting of Shareholders.

Officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

The following sets forth biographical information as to the business experience of each officer and director of the Company for at least the past five years.

RONALD S. BORETA has served as President of the Company since 1992, Chief Executive officer (Principal Executive Officer) since August 1994, Principal Financial Officer since February 2004, and a Director since its inception in 1984. The Company has employed him since its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of the Company located in San Francisco, California. Prior to his employment by the Company, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in South San Francisco, California. Mr. Boreta devotes 90% of his time to the business of the Company. Ronald S. Boreta was selected to be a Director of the Company because of his long experience with the Company and because he has served as its sole executive officer for many years. He has also served as an executive officer and director of another publicly-held company, Sports Entertainment Enterprises, Inc. (now named "CKX, Inc.").

VASO BORETA has served as Chairman of the Board of Directors since August 1994, and has been an Officer and Director of the Company since its formation in 1984. In 1974, Mr. Boreta first opened a specialty business named “Las Vegas Discount Golf & Tennis,” which retailed golf and tennis equipment and accessories. He as one of the first retailers to offer pro-line golf merchandise at a discount. He also developed a major mail order catalog sales program from his original store. Mr. Boreta continues to operate his original store, which has been moved to a new location near the corner of Flamingo and Paradise roads in Las Vegas. Mr. Boreta devotes approximately ten percent of his time to the business of the Company. Vaso Boreta was selected to serve as a Director because of his long experience in the retail golf merchandise business.

WILLIAM KILMER has served as a Director of the Company since August 1994. Mr. Kilmer is a retired professional football player, having played from 1961 to 1978 for the San Francisco Forty-Niners, the New Orleans Saints, and the Washington Redskins. Since 1978, he has toured as a public speaker and has served as a television analyst. Mr. Kilmer received a Bachelor's Degree in Physical Education from the University of California at Los Angeles. Mr. Kilmer was selected to serve as a Director because of his extensive business experience and service as a Director of the Company for 16 years, has used his business experience and skills as a golfer to help him make informed decisions on behalf of the Company.

CARA BRUNETTE became a Director of the Company in October 2009, replacing Robert Rosburg, who passed away in May 2009. Ms. Brunette was an employee of the Company beginning in 1997 starting as the Assistant Controller and then became the Executive Assistant to the President (Ronald Boreta) in 1999 and served as his assistant until June of 2008 when she left to work for the Reno Sparks Convention Center as a Catering Sales Manager. She worked for the Reno Sparks Convention Center from June 2008 to June 2009. In June of 2009, she returned to the Company and has served as its Corporate Controller since that time. Ms. Brunette has been a dedicated employee with the Company and has been well aware of the activities and direction of the Company. She has gained knowledge about the golf industry through the many individuals she has met while employed with the Company, and has used that information to help advise the Company with regard to many aspects of its business.

Robert Rosberg, who served as a director beginning in August 1994 passed away in May of 2009 and was replaced as a Director in October 2009 by Cara Brunette, Corporate Controller.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more then 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

CODE OF ETHICS

The Board of Directors adopted a Code of Ethics on March 26, 2008. The Code of Ethics was filed as Exhibit 14 to the Company's Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the company for the years ended December 31, 2009 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

Name and				Stock	Option	All Other
Principal			Bonus	Awards	Awards	Compensation	Total
Position	Year	Salary ($)	($)	($)	($)	($)(1)	($)
Ronald S. Boreta	2007	$120,000	-	-	-	$26,621	$146,072
	2008	$120,000	-	-	-	$27,919	$147,919
	2009	$120,000	-	-	-	$29,919	$149,919

(1)	Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use. For 2007, these amounts were $10,972 for club members and $17,649 for an automobile. For 2008, these amounts were $11,331 for club members and $16,588 for an automobile. For 2009, these amounts were $13,604 for club memberships and $16,315 for an automobile.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2009.

COMPENSATION OF DIRECTORS

Directors who are not employees of the company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In October 2006, William Kilmer received 34,000 shares for his prior service as a director. In 2007, Cara Brunette received 34,000 shares of stock as an employee of the company. During 2008 and 2009, no compensation was paid to the Company's directors for their services in that capacity.

Cara Brunette is an employee of the Company and receives an annual salary of $60,000 as its Corporate Controller.

EMPLOYMENT AGREEMENT

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he receives base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 beginning the year ended December 31, 1996. The employment agreement is automatically extended for additional one-year periods unless 60 day's notice of the intention not to extend is given by either party. Ronald S. Boreta also receives the use of an automobile, for which the

Company pays all expenses and full medical and dental coverage. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company. As part of the Callaway agreement signed in June of 2009, Mr. Boreta's employment agreement was extended until 2018 or as long as Callaway Golf Company is involved in the Callaway Golf Center.

1998 STOCK INCENTIVE PLAN

During October 1998, The Board of Directors approved, subject to stockholder approval, the 1998 Stock Incentive Plan (the “Plan”), and the Company's shareholders approved the Plan in December 1998. The Plan expired during 2008.

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

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2010, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
OF BENEFICIAL OWNERS

Ronald S. Boreta 6730 Las Vegas Blvd. S. Las Vegas, NV 89119	650,484	(1)	18.2%

ASI Group, LLC (5) c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	637,044	(6)	17.8%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	511,890	(2)	14.3%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784	(4)	10.1%

Vaso Boreta 4211 Paradise Rd. Las Vegas, NV 89119	3,853	(3)	0.1%

William Kilmer 1853 Monte Carlo Way Coral Springs, FL 33071	34,000		1.0%

Cara Brunette 10337 Tiger Paws Place Las Vegas, NV 89183	34,000		1.0%

All Directors and Officers as a Group (4 persons)	722,337	(7)	20.2%

(1)	Includes 402,229 shares held directly and 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.
(2)	Includes 403,168 shares held directly and 108,704 shares, which represents John Boreta's share of the Common Stock held by Boreta Enterprises Ltd.
(3)	Includes 28 shares held directly and 3,825 shares, which represents Vaso Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.
(4)	Direct ownership of shares held by Boreta Enterprises Ltd. , a limited liability company owned by Vaso, Ronald, and John Boreta. Boreta Enterprises Ltd. Percentage ownership is as follows:

Ronald S. Boreta	68.81%
John Boreta	30.13%
Vaso Boreta	1.06%

(5)	ASI Group LLC is a Nevada limited liability company whose members include Andre K. Agassi.

(6)	All shares are owned directly.
(7)	Includes shares beneficially held by the four named Directors and executive officers.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2009, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company provides administration/accounting support for (a) one wholly-owned golf retail store, named Las Vegas Golf and Tennis owned by Vaso Boreta, the Company's Chairman (“the Paradise Store”) b) two golf retail stores, one named St. Andrews Golf Shop (“SAGS”) and the other is a Las Vegas Golf and Tennis (“District Store”), owned by Ronald Boreta, the Company's President and John Boreta, a principal shareholder and the brother of Ronald Boreta. The SAGS store is a tenant in the CGC. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $121,400 and $134,783 in 2009 and 2008, respectively.

The Company owed these and other stores a total of $1,089,040 and $1,452,670 as of December 31, 2009 and 2008, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

The Company has various notes payable to the Paradise Store. The notes bear interest at 10% per annum and are secured by the assets of the company. The note payable and accrued interest payable balances at December 31, 2009 were $3,200,149 and $3,198,320 respectively. The note payable and accrued interest payable balances at December 2008 were $3,363,473 and $2,868,767 respectively. These notes matured on June 2009 and are now due upon demand.

In 2004, BE Holdings 1, LLC, which is owned by Vaso Boreta, Chairman of the Board, advanced the Company $100,000 to fund operations. The note payable and accrued interest payable balances at December 31, 2008 were $100,000 and $41,667, respectively. The note payable and accrued interest payable balances at December 31, 2009 were $100,000 and $51,666, respectively. This note accrues interest at 10% per annum and is payable on demand.

The Company as various notes payable to SAGS. The note payable and accrued interest payable balances at December 31, 2009 were $630,580 and $491,805, respectively. December 31, 2008 were $988,975 and $416,380, respectively. These notes accrue interest 10% per annum and is payable on demand.

The Company has additional notes payable to SAGS for a phone system. The note payable balance at December 31, 2008 was $16,269, and December 31, 2009 were $10,241, respectively. The note is payable in monthly payments of $502 through 2011.

The Company has various notes payable to the “District Store”. The notes bear interest at 10% per anum. The note payable and accrued interest payable balance at December 31, 2009 were $85,000 and $34,810 respectively. December 31, 2008 was $85,000 and $26,310, respectively. These notes are payable on demand.

In 2005, ANR, LLC (“ANR”), advanced the Company $800,000 to complete the settlement of action involving Sierra Sport Service Inc. Andre K. Gassy owns ANR. Mr. Gassy also is an owner of ASI Group LLC, which is a principal shareholder of the Company. Ronald S. Boreta, the Company’s President, personally guarantees the promissory notes representing these obligations. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The note payable and accrued interest payable balances as of December 2009 were $114,255. The principal balance was paid off in September 30, 2008 with the proceeds from the Urban Land Settlement.

John Boreta has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement is for a period through May 31, 2012 and provides for a base annual salary of $75,000. During 2009, he received compensation of $81,834 for his services in that capacity. He also receives health insurance that is fully paid for by AGC at a current cost of $1,259 per month. John Boreta is a principal shareholder of the Company and is also the brother of Ronald Boreta and the son of Vaso Boreta.

On June 15, 2009, the Company entered into a Stock Transfer Agreement with Saint Andrews pursuant to which the Company transferred 49% of the outstanding common stock of All-American Golf Center, Inc. ("AAGC"), a subsidiary of the Company, to Saint Andrews Golf Shop, Ltd. ("Saint Andrews") in exchange for the cancellation of $600,000 of debt owed by the Company to Saint Andrews. The transfer of 49% of the common stock of AAGC was authorized by the Company's Board of Directors at which all of the Company's Directors voted in favor of the transfer, except that Ronald Boreta abstained from such vote. In connection with this transaction, the Company engaged Houlihan Valuation Advisors ("HVA") to provide an estimate of the fair market value of a 49% interest in AAGC. As a result of their analysis, HVA was of the opinion that the fair market value of a 49% interest in AAGC was approximately $600,000. The Board of Directors determined to use this value as the amount to be received from Saint Andrews for the 49% interest.

Saint Andrews is owned by Ronald Boreta and John Boreta, his brother. John Boreta is also a principal shareholder of the Company. The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

The Company’s Board of Directors believes that the terms of the above transactions were on terms no less favorable to the Company than if they transactions were with unrelated third parties.

Director Independence

The Company has determined that William Kilmer is an independent director as defined under the rules used by the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2009 and 2008 by LL Bradford for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

None.

TAX FEES

The aggregate fees billed for tax services rendered by LL Bradford for tax compliance and tax advice for the fiscal years ended December 31, 2009 and 2008, were $5,000 during each year.

ALL OTHER FEES

None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

Under provisions of the Sarbanes-Oxley Act of 2002, the Company’s principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company’s audit committee) must pre-approve the engagement of the Company’s principal accountant to provide audit and permissible non-audit services. The Company’s Board has not established and policies or procedures other than those required by applicable laws and regulations.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
2	Agreement for the Purchase And Sale	Incorporated by reference to
	of Assets, as amended	Exhibit 10 to the Registrant’s
Current Report on Form 8-K
dated February 26, 1997

3.1	Restated Articles of Incorporation	Incorporated by reference to
Exhibit 3.1 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

3.2	Certificate of Amendment	Incorporated by reference to
	To Articles of Incorporation	Exhibit 3.2 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to
Exhibit 3.3 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-08424)

3.4	Certificate of Amendment Articles	Incorporated by reference to
	of Incorporation Series A	Exhibit 3.4 to the Registrant’s
	Convertible Preferred	Annual report on Form 10-KSB for
the year ended December 31, 1998

3.5	Certificate of Designation Series B	Incorporated by reference to
	Convertible Preferred	Exhibit 3.5 to the Registrant’s
Annual Report on Form 10-KSB for
the year ended December 31, 1998

3.6	Certificate of Amendment to	Incorporated by reference to
	Articles of Incorporation -	Exhibit 3.6 to the Registrant’s
	Name change	Annual Report on Form 10-KSB for
the year ended December 31, 1998

10.1	Employment Agreement With	Incorporated by reference to
	Ronald S. Boreta	Exhibit 10.1 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

10.2	Stock Option Plan	Incorporated by reference to
Exhibit 10.2 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

10.3	Promissory Note to Vaso Boreta	Incorporated by reference to
Exhibit 10.11 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

10.4	Lease Agreement between Urban	Incorporated by reference to
	Land of Nevada and All-American	Exhibit 10.17 to the Registrant’s
	Golf Center, LLC	Form SB-2 Registration Statement
(No. 33-84024)

10.5	Operating Agreement for All-	Incorporated by reference to
	American Golf, LLC, a limited	Exhibit 10.18 to the Registrant’s
	liability Company	Form SB-2 Registration Statement
(No. 33-84024)

10.6	Lease and Concession Agreement	Incorporated by reference to
	with Sport Service Corporation	Exhibit 10.20 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

10.7	Promissory Note of All-American	Incorporated by reference to
	SportPark, Inc. For $3 million	Exhibit 10.23 to the Registrant’s
	payable to Callaway Golf Center	Annual Report on Form 10-KSB for
the year ended December 31, 1998

10.8	Guaranty of Note to Callaway Golf	Incorporated by reference to
	Company	Exhibit 10.24 to the Registrant’s
Annual Report on Form 10-KSB for
the year ended December 31, 1998

10.9	Forbearance Agreement dated	Incorporated by reference to
	March 18, 1998 With Callaway	Exhibit 10.25 to the Registrant’s
	Golf Company	Annual Report on Form 10-KSB for
the year ended December 31, 1998

10.10	Promissory Note to Saint Andrews	Incorporated by reference to
	Golf, Ltd.	Exhibit 10.10 to the Registrant’s
Annual Report on Form-KSB for
the year ended December 31, 2005

10.11	Promissory Note to BE Holdings I,	Incorporated by reference to
	LLC	Exhibit 10.11 to the Registrant’s
Annual Report on Form 10-KSB for
the year ended December 31, 2005

10.12	Promissory Notes to Saint Andrews	Incorporated by reference to
	Golf Shop Ltd. And BE District,	Exhibit 10.11 to the Registrant’s
	LLC During 2007	Annual Report on Form 10-KSB for
the year ended December 31, 2007

10.13	Settlement Agreement with Urban	Incorporated by reference to Exhibit 10.11 to
	Land of Nevada, Inc.	the Registrant’s Quarterly Report on Form 10-
Q for the quarter ended September 31, 2008
2008

10.14	Customer Agreement among All-	Incorporated by reference to Exhibit 10.1 to
	American SportPark, Inc. ; All-	the Registrant's Report on Form 8-K filed on
	American Golf Center, Inc. ; Saint	June 19, 2009
Andrews Golf Shop, Ltd. ; and
Callaway Golf Company dated June
19, 2009

10.15	Stock Transfer Agreement among All- Incorporated by reference to Exhibit 10.2 to
	American SportPark, Inc. ; Saint	the Registrant's Report on Form 8-K filed on
	Andrews Golf Shop, Ltd. and All-	June 19, 2009
American Golf Center, Inc. dated
June 15, 2009

10.16	Employment Agreement between	Incorporated by reference to
	John Boreta and All-American Golf	Exhibit 10.3 to the Registrant's
	Center, Inc. dated June 19, 2009	Report on Form 8-K filed on
June 19, 2009

10.17	Addendum No. 2 to Employment	Incorporated by reference to
	Agreement between Ronald Boreta	Exhibit 10.4 to the Registrant's
	and All- American SportPark, Inc.	Report on Form 8-K filed on
	dated June 15, 2009.	June 19, 2009

14	Code of Ethics	Incorporated by reference to
Exhibit 14 to the Registrant’s
Annual Report on Form 10-KSB for
The year ended December 31, 2007

21	Subsidiaries of the Registrant	Incorporated by reference to
Exhibit 21 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

31	Certification of Chief Executive	Filed herewith electronically
Officer and Principal Financial
Officer Pursuant to Section 302 or
the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive	Filed herewith electronically
Officer and Principal
Financial Officer Pursuant to
Section 18 U. S. C. Section 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
All-American SportPark, Inc.
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc. and Subsidiary (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 26, 2010
Las Vegas, Nevada

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$272,750	$-
Accounts receivable	1,193	1,478
Prepaid expenses and other	23,792	13,939
Total current assets	297,735	15,417

Property and equipment, net of accumulated depreciation of $685,006
and $765,637, as of 2009 and 2008 respectively.	1,246,447	887,127

Total Assets	$1,544,182	$902,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash in excess of available funds	$-	$17,631
Accounts payable and accrued expenses	154,090	81,670
Current portion of notes payable - related parties	4,025,970	4,542,935
Current portion of due to related parties	1,089,040	-
Current portion of deferred marketing revenue	55,592	-
Accrued interest payable - related party	3,890,858	3,467,379
Total current liabilities	9,215,550	8,109,615

Long-term liabilities:
Loans payable - related parties	-	10,782
Interest payable - related parties	-	-
Due to related parties	-	1,452,671
Deferred rent liability	690,636	565,843
Deferred marketing revenue	1,215,746	-
Total long-term liabilities	1,906,382	2,029,296

Commitments and Contingencies
Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31,
2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
3,570,000 and 3,570,000 shares issued and outstanding as of
December 31, 2009 and December 31, 2008, respectively	3,570	3,570
Additional paid-in capital	14,274,669	13,692,240
Accumulated deficit	(23,671,780)	(22,932,177)
ToTotal All-American SportPark, Inc.	(9,393,541)	(9,236,367)
Non controlling interest in subsidiary	(184,209)	-
Total equity	(9,577,750)	(9,236,367)

Total Liabilities and Stockholders' Deficit	$1,544,182	$902,544

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008
Revenue	$2,083,640	$2,340,433
Cost of revenue	493,825	591,322

Gross profit	1,589,815	1,749,111

Expenses:
General & administrative	1,964,247	2,134,123
Depreciation and amortization	88,897	85,001
Total expenses	2,053,144	2,219,124
Net income operating (loss)	(463,329)	(470,013)

Other income (expense):
Interest expense	(470,748)	(529,045)
Interest Income	81	-
Loss on disposal of property and equipment	(117,562)	-
Other income (expense)	110,175	1,091,812
Total other income (expense)	(478,054)	92,754
Net income (loss)	(941,383)	92,754
Net (loss) attributable to non-controlling interests	201,780	-

Total net income (loss)	$(739,603)	$92,754

Weighted average number of common shares outstanding-basic
and fully diluted	3,570,000	3,519,000

Net income (loss) per share – basic and fully diluted	$(0.21)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balances,
January 1, 2008	3,502,000	$3,502	$13,677,008	$(23,024,931)		$(9,344,421)

Capital Contribution
in the form of debt
Extinguishment	68,000	$68	15,232			15,300

Net income				92,754		92,754

Balance
December 31, 2008	3,570,000	3,570	13,692,240	22,932,177		(9,236,367)

Transfer of interest in
subsidiary in satisfaction
of note payable- related
party	-	-	582,429		17,571	600,000

Net Loss				(739,603)	(201,780)	(941,383)

Balance
December 31, 2009	3,570,000	$3,570	$14,274,669	$(23,671,780)	$(184,209)	$(9,577,750)

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(941,383)	$92,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation expense	88,897	85,000
Loss on disposal of property and equipment	117,562	-
Stock based compensation	-	15,300
Changes in operating assets and liabilities:
Accounts receivable	285	4,189
Prepaid expenses	(9,853)	(8,466)
Bank overdraft	(17,631)	(35,842)
Accounts payable and accrued expenses	72,420	(111,489)
Deferred rent liability	124,793	(116,044)
Deferred marketing revenue	716,786	-
Accrued interest payable – related parties	423,479	478,259
Net cash provided by operating activities	575,355	403,661

Cash flows from financing activities
Purchase of property and equipment	(11,227)	-
Net cash used by operating activities	(11,227)	-

Cash flows from financing activities
Proceeds (Payments) from related Parties	(363,631)	440,719
Payments on loans from related parties	(10,782)	-
Proceeds from loans – related parties	-	134,500
Proceeds from notes payable – related parties	83,035	-
Payments on notes payable – related parties	-	(907,322)
Payments on notes payable	-	(71,558)
Net cash provided by financing activities	(291,378)	(403,661)

Net increase (decrease) in cash	272,750	-
Cash – beginning	-	-
Cash – ending	$272,750	$-

Supplemental disclosures:
Interest paid	$1,459	$3,442
Income taxes paid	$-	$-
Supplemental Disclosure of non-cash financing activities:
Transfer of interest in subsidiary in satisfaction of note payable – related party
	$600,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL S TATEMENTS

Note 1 –ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

     a. PRINCIPLES OF CONSOLDIATION

The consolidated financial statements of All-American SportPark, Inc. (“AASP”), include the accounts of AASP and its wholly–owned subsidiary, All-American Golf Center, Inc. (“AAGC”), collectively the “Company”. All significant intercompany accounts and transactions have been eliminated. The Company’s business operations consists solely of the Callaway Golf Center (“CGC”) are included in AAGC.

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

     d. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2009, the Company had net loss of $941,383. As of December 31, 2009, the Company had a working capital deficit of $8,917,815 and a shareholders' equity deficiency of $9,577,750.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.

In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     b. STOCK-BASED COMPENSATION

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

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

     d. ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $22,866 and $40,000 in 2009 and 2008, respectively.

     e. REVENUES

The Company primarily earns revenue from golf course green fees, driving range ball rentals and golf and cart rentals, which are recognized when received as payments for the services provided. The Company also receives marketing revenue associated with the Callaway Agreement that they realize equally on a monthly basis over the life of the agreement. Lease and sponsorship revenues are recognized as appropriate when earned.

     f. COST OF REVENUES

     Cost of revenues is primarily comprised of golf course and driving range employee payroll and benefits, operating supplies (e.g., driving range golf balls and golf course scorecards, etc.), and credit card/check processing fees.

     g. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist principally of management, accounting and other administrative employee payroll and benefits, land lease expense, utilities, landscape maintenance costs, and other expenses (e.g., office supplies, marketing/advertising, and professional fees, etc.).

     h. IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2009.

     i. LEGAL DEFENSE COSTS

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

     j. LEASES

The Company leases land and equipment. Leases are evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation related to the land includes option periods as the Company believes the option period can be reasonably assured and failure to exercise such option would result in an economic penalty. For equipment, option periods are included only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in economic penalty.

     k. RECENT ACCOUNTING POLICIES

The FASB Accounting Standards Codification is the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. This codification is designed to simplify U.S. GAAP into a single, topically ordered structure.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only required be disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. This accounting standard became effective for us beginning with the quarter ended on June 30, 2009; however, it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) No. 2009-05 regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available. Under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU, and the adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs. This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010). We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01 regarding equity and accounting for distributions to shareholders with components of stock and cash. This ASU addresses the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice. The amendments in this ASU affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and it is to be applied retrospectively. The adoption of this ASU did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

3. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2009 and 2008.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 3,570,000 and 3,519,000 in 2009 and 2008.

4. RELATED PARTY TRANSACTIONS

The Company provides administrative/accounting support for (a) two golf retail stores wholly-owned by the Company's Chairman, both named Las Vegas Discount Golf and Tennis (the "Paradise Store" and "Rainbow Store"), b) three golf retail stores, two of which are named Saint Andrews Golf Shop ("SAGS")and the other is a Las Vegas Discount Golf and Tennis ("District Store"), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. One of the SAGS stores is the retail tenant in the CGC. Administrative/accounting payroll and employee benefits are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $132,455 and $93,000 in 2009 and 2008, respectively.

The Company owed these and other stores a total of $1,929,916 and $1,452,670 as of December 31, 2009 and 2008, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

Notes and Interest Payable to Related Parties

The Company has various notes payable to the Paradise Store. The notes bear interest at 10% per annum and are secured by the assets of the Company. The note payable and accrued interest payable balances at December 31, 2009 were $3,200,149 and $3,363,473, respectively. The note payable and accrued interest payable balances at December 31, 2009, were $3,198,320 and $2,868,767 respectively. These notes mature in June 2009 and will be due and payable on demand.

In 2004, BE Holdings 1, LLC, which is owned by Vaso Boreta, Chairman of the Board, advanced the Company $100,000 to fund operations. The note payable and accrued interest payable balances at December 31, 2009 were $100,000 and $51,666, respectively. The note payable and accrued interest payable balances at December 31, 2008 were $100,000 and $31,667, respectively. This note accrues interest at 10% per annum and is payable on demand.

The Company has various notes payable to SAGS. The note payable and accrued interest payable balances at December 31, 2009 were $630,580 and $491,806, respectively. The note payable and accrued interest payable balances at December 31, 2008 were $988,975 and $416,380, respectively. These notes accrue interest at 10% per annum and is payable on demand.

The Company has additional notes payable to SAGS for a phone system. The note payable balance at December 31, 2009 and 2008 were $10,240 and $21,035, respectively. The note is payable in monthly payments of $457 through 2011.

The Company has various notes payable to the “District Store”. The notes bear interest at 10% per annum. The note payable and accrued interest payable balances at December 31, 2009 were $85,000 and $34,810, respectively. The note payable and accrued interest payable balances at December 31, 2008 were $85,000 and $26,310, respectively. These notes are payable on demand.

In 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi owns ANR. Mr. Agassi also owns ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are personally guaranteed by Ronald S. Boreta, the Company's President. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The accrued interest payable balance at December 31, 2009 was $114,255. The interest payable as of December 31, 2008 is $114,255. The principal of the note was paid off on September 30, 2008 with the proceeds from the Urban Land Settlement.

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2009 are due and payable upon demand.. At December 31, 2009, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2009	2008
Building	$252,866	$252,866
Land improvements	380,479	540,098
Furniture and equipment	136,402	278,233
Signs	233,946	208,688
Other leasehold improvements	305,802	332,700
Landscape equipment	557,268	-
Other	64,690	40,179
	1,931,453	1,652,764

Less accumulated depreciation
and amortization	(685,006)	(765,637)
	$1,246,447	$887,127

6. OTHER LONG-TERM DEBT

None.

7. COMMITMENTS

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

The Company is also obligated under a non-cancelable operating lease for equipment that expire year in 2009.

At December 31, 2009, minimum future lease payments under non-cancelable operating leases are as follows:

2010	$481,673.00
2011	$481,673.00
2012	$493,715.00
2013	$529,840.00
2014	$529,840.00
Thereafter	$4,371,184.00
$6,887,925.00

Total rent expense for all operating leases was $481,673 for 2009 and $486,060 for 2008.

Customer Agreement

On June 19, 2009, we entered into a “Customer Agreement” with Callaway Golf Company and St. Andrews Golf Shop, Ltd. through our majority owned subsidiary AAGC. Pursuant to this agreement, we have agreed to market and sell Callaway products exclusively through AAGC for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Pursuant to the agreement, Callaway Golf Company has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses; 2) $750,000 facility improvements; 3) $500,000 in range landing area improvements and 4) three payments each of $250,000 for annual advertising expenses which will be repaid in golf merchandise. On July 1, 2009, we received the initial installment of $750,000. The annual payments for advertising will continue as long as Callaway Golf Company and AAGC agree to maintain that relationship. We have recognized approximately $33,000 of income this year and will continue to recognize income in the amount of $4,600 per month through the life of the agreement, which continues through December 2018 and has an additional 5-year option to coincide with the golf center land lease.

The facility has realized approximately $600,000 in facility improvements including remodeling of SAGS, the lobby and activities area of CGC, the range landing area and indoor and outdoor signage.

8. INCOME TAXES

Income tax expense (benefit) consists of the following:

	2009	2008
Current	$(320,070)	$31,536
Deferred	320,070	(31,536)
	$-	$-

The components of the deferred tax asset (liability) consisted of the following at December 31:

	2009	2008
Deferred tax liabilities
Temporary differences related to:
Depreciation	$(232,902)	$(260,317)

Deferred tax assets:
Net operating loss carryforward	7,135,286	6,815,216
Related party interest	1,316,970	1,172,987
Deferred marketing revenue	234,816	-
Deferred rent liability	12,596	192,387
Other	110,175	11,406

Net deferred tax asset before valuation allowance	8,466,766	7,931,679

Valuation allowance	(8,466,766)	(7,931,679)
	$-	$-

As of December 31, 2009 and 2008, the Company has available for income tax purposes approximately $210.0 and $20.0 million respectively in federal net operating loss carryforwards, which may be available to offset future taxable income. These loss carryforwards expire in 2019 through 2028. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carryforwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

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

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2009 and 2008 is presented below:

	2009		2008
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Beginning of year	-	$-	75,000	$4.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(75,000)	-
End of year	-	-	-	-
Exercisable at end of year	-	-	-	-

There are no outstanding stock options at December 31, 2009.

10. LEGAL MATTERS

The Company was plaintiff in a lawsuit against Western Technologies and was awarded a judgment of $660,000 in March 2003. Western Technologies had appealed the judgment to the Nevada Supreme Court (the "Court"). Western Technologies was required to and did file a bond in the amount of the judgment to date, which was approximately $1,180,000 including the judgment, interest, and attorney's fees. In October 2006, the "Court" ruled in favor of the defendant, but it wasn’t until August 2007 that an agreement was reached and all parties signed a Settlement Agreement. The Company received a total of $550,000 and a net after attorney’s fees of $300,000, which was used to finish repairs on the facility and for some upgrades.

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

On February 10, 2006, Urban Land filed a notice of default on the CGC ground lease claiming that certain repairs to the property had not been performed or documented. The Company filed a lawsuit in the Eighth Judicial District Court of Clark County Nevada to prevent Urban Land from declaring the Company in default of its lease. The claims in the notice of default were added to the arbitration proceeding. A summary judgment was awarded to the Company in February 2008 in this proceeding.

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

Effective on April 1, 2009, the minimum rent under the lease will be approximately $40,140 per month which amount will be subject to certain increases in October 2012 and October 2017. In addition, Urban Land’s 35% interest in the Company’s All American Golf Center, Inc. subsidiary was cancelled. For the year ended December 31, 2009, the Company recognized other income totaling $478,054.

As part of the settlement, Urban Land also paid ASI Group, LLC, a principal shareholder of the Company, $185,877 for legal expenses and released certain other related parties from any liability in connection with the legal proceedings.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 29, 2010. Upon our evaluation of events and transactions that have occurred subsequent to the balance sheet date, we have determined that there are no additional material events which have occurred after the balance sheet date that would be deemed significant or require recognition or additional disclosure.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: March 31, 2010	By: /s/ Ronald S. Boreta Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Vaso Boreta	Chairman of the Board and Director	March 31, 2010
Vaso Boreta

/s/ Ronald S. Boreta	President (Chief Executive Officer), Treasurer (Principal Financial Officer) and Director	March 31, 2010
Ronald S. Boreta

Director
William Kilmer

/s/ Cara Brunette	Director	March 31, 2010
Cara Brunette