Form 10-Q
period 2010-03-31
ALL AMERICAN SPORTPARK INC
filed 2010-05-17
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                                                                         Large accelerated filer¨                        Accelerated filer¨

                                                                        Non-accelerated filer¨ (Do not check if a smaller reporting company)                      Smaller reporting companyx

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  Nox

The number of shares of Common Stock, $ 0.001 par value, outstanding on April 26, 2010 was 3,570,000 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX

		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets March 31, 2010 (unaudited) and December 31, 2009
		3
	Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2010 and 2009 (unaudited)

		5
	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2010 and 2009 (unaudited) .
		6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20
PART II:	OTHER INFORMATION	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Changes in Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES		23

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash	$209,321	$272,750
Accounts receivable	18,674	1,193
Prepaid expenses and other	11,766	23,792

Total current assets	239,761	297,735

Fixed assets:
Property and Equipment, net of accumulated depreciation
of $698,343 and $685,006, respectively	1,259,542	1,246,447

Total assets	$1,499,303	$1,544,182

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$194,046	$154,090
Current portion of notes payable – related parties	4,024,120	4,025,970
Current portion due to related parties	1,085,651	1,089,040
Current portion of deferred marketing revenue	30,235	55,592
Accrued interest payable – related parties	3,991,251	3,890,858

Total current liabilities	9,325,303	9,215,550

Long-term liabilities:
Deferred rent liability	691,729	690,636
Deferred marketing revenue	1,210,868	1,215,746

Total long-term liabilities	1,902,597	1,906,382

Commitments and contingencies

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized,
3,570,000 shares issued and outstanding as of

March 31, 2010 and December 31, 2009, respectively	3,570	3,570

Additional paid in capital	14,274,669	14,274,669
Accumulated (deficit)	(23,840,667)	(23,671,780)
Total All-American SportPark, Inc. stockholders’ (deficit)	(9,562,428)	(9,393,541)
Non controlling interest in net assets of subsidiary	(166,170)	(184,209)
Total stockholder’s (deficit)	(9,728,598)	(9,577,750)
Total liabilities and stockholders’ (deficit)	$1,499,302	1,544,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$558,571	$550,019
Cost of revenue	158,815	104,888

Gross profit	399,756	445,131

Operating Expenses:
General and administrative	425,947	480,791
Depreciation and amortization	13,337	20,583
Total operating expenses	439,284	501,374

Net income operating (loss)	(39,528)	(56,243)

Other income (expense):
Interest expense	(111,320)	(128,517)
Other income (expense)	-	(14)
Total other income (expense)	(111,320)	(128,531)

Net (loss)	(150,848)	(184,774)
Net income attributable to non-controlling interests
	(18,039)	0

Total net (loss)	$(168,887)	$(184,774)

Net loss per share – basic and fully diluted	$(0.05)	$(0.05)

Weighted average number of common shares outstanding-basic and fully diluted

	3,570,000	3,570,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$(150,848)	$(184,774)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities

Depreciation expense	13,337	20,583
Changes in operating assets and liabilities:
Accounts receivable	(17,481)	-
Prepaid expenses	12,026	(8,823)
Bank Overdraft	-	(17,631)
Accounts payable and accrued expenses	39,957	76,979
Deferred rent liability	1,093	122,609
Deferred marketing revenue	(30,235)	-
Accrued interest payable – related parties	100,393	114,186
Net cash provided (used) by operating activities	(31,758)	123,129

Cash flows from investing activities
Purchase of property and equipment	(26,432)	-
Net cash used by operating activities	(26,432)	-

Cash flows from investing activities
Payments on loans from related parties	(3,389)	(68,404)
Proceeds from notes payable – related parties	(1,850)	30,000
Payments on notes payable – related parties	-	(1,829
Payments on notes payable	-	-
Net cash used by financing activities	(5,239)	(40,233)

Net increase (decrease) in cash	(63,429)	82,894
Cash – beginning	272,750	-
Cash – ending	$209,321	$82,894

Supplemental disclosures:
Interest paid	$256	$-
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods may not be indicative of annual results.

Note 2 – Going concern

As of March 31, 2010, we had an accumulated deficit of $23,840,666. In addition, the Company’s current liabilities exceed its current assets by $9,085,542 as of March 31, 2010. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Recent accounting Policies

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

     In accordance with accounting standards concerning “The Fair Value Option for Financial Assets and Financial Liabilities” relates to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transaction s that are not orderly. The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The update also reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment too determine if a formerly active market has become inactive.

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

     Fair value measurements: An update to the accounting standards concerning fair value measurements was made in January of 2010 whereby there now exists significant transfers in and out of Levels 1 and 2 and additional disclosures that must be made for activity in Level 3. We don not anticipate the adoption of this ASU to have a material impact on our consolidated financial statements.

     Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality: An improvement to the comparability by elimination of diversity in practice about treatment of modifications of loans accounted for within pools for Receivable – Loans and debt securities acquired with deteriorated credit quality was approved in April 2010. The amendment clarifies guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Note 4 – Non-controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At March 31, 2010, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of March 31, 2010, St. Andrews Golf Shop, our minority interest partner and a related party (see Note 6) held a $17,571 interest in the net asset value of our subsidiary AAGC and an $183,741 interest in the net loss from operations of AAGC.

Note 5 – Notes payable - related parties

As of March 31, 2010, related party notes payable consisted of the following:

	March 31,	December 31,
	2010	2009

Las Vegas Golf and Tennis Paradise, Inc. , bearing interest at a rate of 10% per annum, and due ondemand
	$3,200,149	$3,200,149

BE District, LLC, bearing interest at a rate of 10% per annum, and due on demand
	85,000	85,000

BE Holdings, bearing interest at a rate of 10% per annum, and due on demand
	100,000	100,000

St. Andrews Golf Shop, bearing interest at a rate of 10% per annum, and due on demand	106,284	106,284

	8,390	10,241
St. Andrews Golf Shop, Cisco Loan paid monthly

St. Andrews Golf Shop, bearing interest at a rate of 10% per annum, and due on demand
	524,297	524,296

Total notes payable – related parties	4,024,120	4,025,970

Less current portion	4,024,120	4,025,970

Total long-term notes payable – related parties	$-	$-

We have recorded interest expense to related parties in the amounts of $111,320 and $114,186 during the three months ended March 31, 2010 and 2009, respectively.

Note 6 – Related party transactions

Expenses

We provide administrative support to various retail entities owned in part or wholly by our chief executive officer, the sole executive officer of our majority owned subsidiary, and our chairman of the board. These costs are allocated based on an annual review of actual expenses for each entity. As of March 31, 2010 and 2009, we have recorded an estimated allocation of these expenses in the amount of $29,317 and $30,214, respectively.

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

Stock transfer agreement

On June 15, 2009, we entered into a “Stock Transfer Agreement” with St. Andrews Golf Shop, Ltd. a Nevada limited liability company, which is wholly owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on our outstanding loan due to St. Andrews Golf Shop, Ltd. In March 2009, we engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $ 600,000 .

Note 7 – Commitments

Lease agreements

On October 17, 1997, we entered into a long-term operating lease for land underlying the Callaway Golf Center. Pursuant to the lease agreement, we are required to make minimum monthly lease payments, with 10% increases every 5 years throughout the term of the lease. In addition, the lease contains a provision whereby additional rent will be due based on certain gross revenue thresholds. As of the date of this filing, no rent was due or accrued under the gross revenue provision. The initial term of the lease was for a term of fifteen years and provided for two five- year renewal options. In March of 2006, we elected to exercise our first renewal option extending the lease until 2018. We have elected to recognize our lease payments on a straight-line basis over a twenty-five year period, which includes all renewal options. Lease expense totaled $121,511 for the three months ended March 31, 2010.

The following is a schedule by year of future minimum lease payments required under this lease agreement:

2010	$481,673
2011	481,673
2012	493,715
2013	529,840
2014	529,840
Thereafter	4,371,184

$6,887,925

Employment agreements

We have employment agreements with two of our executives (see note 5) whereby we have agreed to annual compensation in the amount of $195,000. As of March 31, 2010, the future minimum payments are as follows:

Related-party compensation requirements

2010	$195,000
2011	195,000
2012	84,375
Total	$474,375

Customer Agreement

On June 19, 2009, we entered into a “Customer Agreement” with Callaway Golf Company and St. Andrews Golf Shop, Ltd. through our majority owned subsidiary AAGC. Pursuant to this agreement, we have agreed to market and sell Callaway products exclusively through AAGC for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Pursuant to the agreement, Callaway Golf Company has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses; 2) $750,000 facility improvements; 3) $500,000 in range landing area improvements and 4) three payments each of $250,000 for annual advertising expenses which will be repaid in golf merchandise. On July 1, 2009, we received the initial installment of $750,000. The annual payments for advertising will continue as long as Callaway Golf Company and AAGC agree to maintain that relationship. We have recognized approximately $30,199 as income this quarter and will continue to recognize income in the amount of $10,066 per month through the life of the agreement, which continues through December 2018 and has an additional 5-year option to coincide with the golf center land lease.

Facility Improvements began on September 14, 2009 and were completed by November 25, 2009. These improvements included an inside remodel of the golf shop, lobby and activities counter areas as well as land improvements that include a redesign/restructure of the driving range landing area.

Note 8 – Stockholders' deficit

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 10,000,000 shares of $0.001 par value common stock.

Preferred stock

As of March 31, 2010, we had no preferred shares issued and outstanding.

Common stock

As of March 31, 2010, we had 3,750,000 shares of our $0.001 par value common stock issued and outstanding. We had no new issuances during the period ended March 31, 2010.

Note 9 – Subsequent events

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

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors affecting these risks and uncertainties include, but are not limited to:

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

     The Customer Agreement with Callaway provides that Callaway will provide a $250,000 annual advertising contribution in the form of golf-related products as reimbursement for marketing dollars. In addition, AAGC will receive the following: a one-time payment of $750,000 to be used for operating expenses or other business expenses; a contribution of up to $500,000 to be used for upgrading the range landing area at the Callaway Golf Center; up to $750,000 to be used to remodel and improve the facilities at the Callaway Golf Center; and, Callaway will provide staff uniforms, range golf balls, and rental golf equipment. In return, AAGC and Saint Andrews have agreed to exclusively sell Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement which will terminate on December 31, 2013 with notice from Callaway during the preceding month; or, if no notice is given, December 31, 2018. We are recognizing approximately $30,199 this quarter as income and will continue to recognize monthly income throughout the life of the agreement, which coincides with the golf center land lease.

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

     Our agreement with Geneva Landscape Management ended January 31, 2010 after 5 years. Geneva provided all of our landscape needs at approximately $32,000 a month. We have taken the grounds keeping for the facility in-house starting February 1, 2010 and feel this will provide an overall savings to the Company as well as allow us to have more of a personal say in the landscape needs of the facility

Results of Operations for the three months ended March 31, 2010 and 2009 compared.

     The following tables summarize selected items from the statement of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

INCOME:
	For the three months ended
	March 31,		Increase (Decrease)
	2010	2009	$	%

Revenue	$558,571	$550,019	$8,552	1.6%
Cost of Sales	158,815	104,888	53,927	51.4%

Gross Profit	$399,756	$445,131	$(45,375)	(10.2)%

Gross Profit Percentage of Sales	72%	81%

Revenue

     Our revenue for the three months ended March 31, 2010 was $558,571 compared to revenue of $550,019 in the three months ended March 31, 2009, an increase of $8,552, or 1.6% from the same three-month period in the previous year. Revenues have remained steady when compared to the prior year, with a very slight increase.

Cost of sales/Gross profit percentage of sales

     Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies. Our cost of sales for the three months ended March 31, 2010 was $158,815, an increase of only $53,927, or 51.4% from $104,888 for the three months ended March 31, 2009. Our cost of sales increased due to our decision to take the grounds keeping functions in-house when Geneva Landscape Maintenance contract ended in January of 2010. This decision resulted in the creation of a grounds keeping department with a staff, which we now pay monthly wages.

     Gross profit as a percentage of sales decreased from 81% for the three months ended March 31, 2009 to 72% for the three months ended March 31, 2010 due to the increase in our cost of sales associated with the operation of the golf center.

EXPENSES:
	For the Three Months
	Ended
	March 31,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$425,947	$480,791	$(54,844)	(11.41)%
Depreciation	13,337	20,583	(7,246)	(35.21)%
Total expenses	439,284	501,374	(62,090)	(12.4)%

Net operating (loss)	(39,528)	(56,243)	16,715	29.72%

Other income (expense):
Interest expense	(111,320)	(128,517)	17,197	13.4%
Other income	-	(14)	(14)	0

Net loss before non controlling interest	(150,848)	(184,774)	33,926	18.4%
Net income attributable to noncontrolling interest	(18,039)	-	(18,039)	100%

Total net (loss)	$(168,887)	$(184,774)	$15,8874	8.60%

General and Administrative Expenses

     General and administrative expenses for the three months ended March 31, 2010 were $425,947, a decrease of $54,844 or 11.41%, from $480,791 for the three months ended March 31, 2009. Although the overall expenses related to AAGC are down, the cost of maintaining a public company remain steady, with public company expenses being approximately $50,000 a year. AAGC’s expenses are down primarily due to the Callaway deal that was signed alleviating the purchase of employee uniforms and the fact that our contract with Geneva Landscape Maintenance Company has ended.

Depreciation expense

     Depreciation and amortization expenses for the three months ended March 31, 2010 were $13,337, a decrease of $7,246, or 35.20%, from $20,583 for the three months ended March 31, 2010. This decrease has to do with the elimination of some fixed assets at the end of 2009.

Total Expenses

     Our overall operating expenses decreased with expenses totaling $439,284 for the three months ended March 31, 2010 compared to $501,374 for the three months ended March 31, 2009. The decrease was the result of a combination of factors including a conscious effort to curb expenses whenever possible during the economic downturn, the write off of fixed assets no longer in use and the money saved through the golf balls and uniforms received through the Callaway deal.

Net Operating Loss

     We had a net operating loss in the amount of $39,528 for the three months ended March 31, 2010 versus a net operating loss of $56,243 for the three months ended March 31, 2009 a decrease of $16,715 or 29.72%.

Interest Expense

     Our interest expense decreased 13.38% from $128,517 for the three months ended March 31, 2009 to $111,320 for the three months ended March 31, 2010. This is attributed to the pay down of some intercompany debt, as well as the write off of some of the older unused fixed assets the end of 2009.

Net Loss

     Our net loss for the three months ended March 31, 2010 in the amount of $150,848, was a decrease in loss of $33,926 from the net of $184,774 for the same period in 2009. This is a decrease of 18.4% over March 2009.

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

     The following table summarizes our current assets, liabilities, and working capital at March 31, 2010 compared to December 31, 2009.

	March 31,	December 31,	Increase / (Decrease)
	2010	2009	$	%

Current Assets	$239,761	$297,735	$(57,974)	(19.47)%
Current Liabilities	9,325,303	9,215,550	(109,753)	1.01%
Working Capital Deficit	$(9,085,542)	$(8,917,815)	(167,727)	(1.02)%

Internal and External Sources of Liquidity

     Cash Flow. Since inception, we have primarily financed our cash flow requirements through related party debt transactions. If that source of funding is eliminated it may have a material, adverse affect on our operations. We are currently operating at a loss but with positive cash flow because of deferring related party payables and interest payments. Though this has allowed us to currently minimize the deferral of our payables, we continue to depend on this source of financing. Should we lose our ability to defer those payables, without a return to profitability, our cash resources will be limited. On July 1, 2009, we received an initial payment of $750,000 from Callaway Golf Company as part of a $2,750,000 deal to keep Callaway Golf Company involved in our facility through 2018. This agreement called for remodeling of the present facilities and range landing area, as well as marketing dollars, driving range golf balls and employee uniforms.

Satisfaction of our cash obligations for the next 12 months.

     As of March 31, 2010, our cash balance was $209,321. Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies. Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we have secured a customer agreement with Callaway Golf that will add additional capital to help fund our operations.

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

     Pursuant to the agreement entered into on June 19, 2009 with Callaway Golf Company and St. Andrews Golf Shop, we spent approximately $1,200,000 towards the improvements to our existing facility. The total amount spent on these capital improvements were directly provided by Callaway Golf Company pursuant to our Customer Agreement with them. These improvements were finished on November 25, 2009.

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

     Subsequent events: In accordance with accounting standards concerning subsequent events, states that a company is not required to disclose the date through with subsequent events have been evaluated. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

     In accordance with accounting standards “Accounting for Transfers of Financial Assets”, the objective eliminates the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-

recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.

     In accordance with accounting standards concerning “The Fair Value Option for Financial Assets and Financial Liabilities” relates to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transaction s that are not orderly. The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The update also reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment too determine if a formerly active market has become inactive.

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

     Fair value measurements: An update to the accounting standards concerning fair value measurements was made in January of 2010 whereby there now exists significant transfers in and out of Levels 1 and 2 and additional disclosures that must be made for activity in Level 3. We don not anticipate the adoption of this ASU to have a material impact on our consolidated financial statements.

     Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality: An improvement to the comparability by elimination of diversity in practice about treatment of modifications of loans accounted for within pools for Receivable – Loans and debt securities acquired with deteriorated credit quality was approved in April 2010. The amendment clarifies guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES .

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

ITEM 1. L EGAL PROCEEDINGS .

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS .

Not required.

ITEM 2. UNREGISTERED S ALES OF E QUITY S ECURITIES AND USE OF PROCEEDS .

     We did not have any unregistered sales of equity securities during the quarter ended March 31, 2010.

Issuer Purchases of Equity Securities

     We did not repurchase any of our equity securities during the quarter ended March 31, 2010.

ITEM 3. DEFAULTS UPON S ENIOR S ECURITIES .

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF S ECURITY H OLDERS .

     We did not submit any matters to a vote of our security holders during the third quarter of 2009.

ITEM 5. OTHER INFORMATION .

None.

ITEM 6. EXHIBITS.

Incorporated by reference
Exhibit		Filed		Period	Exhibit No.	Filing
number	Exhibit description	herewith	Form	ending		date

Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1		X

Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1		X

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: May 17, 2010	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)