Form 10-Q
period 2010-06-30
ALL AMERICAN SPORTPARK INC
filed 2010-08-16
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock, $ 0.001 par value, outstanding on July 27, 2010 was 3,570,000 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX
		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets June 30, 2010 (unaudited) and December 31, 2009
		1
	Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

		3
	Condensed Consolidated Statements of Cash Flows For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited) .
		4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
PART II:	OTHER INFORMATION	24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Changes in Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	[Removed and Reserved]	24
Item 5.	Other Information	24

SIGNATURES		25

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash	$218,432	$272,750
Accounts receivable	1,025	1,193
Prepaid expenses and other	9,417	23,792

Total current assets	228,874	297,735

Fixed assets:
Property and Equipment, net of accumulated depreciation of $759,088 and $685,006, respectively
	1,334,915	1,246,447

Total assets	$1,563,789	$1,544,182

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$191,546	$154,090
Current portion of notes payable – related parties	4,022,535	4,025,970
Current portion due to related parties	1,182,265	1,089,040
Current portion of deferred marketing revenue	60,408	55,592
Current portion of capital lease obligation	21,770	-
Accrued interest payable – related parties	4,014,431	3,890,858

Total current liabilities	9,492,955	9,215,550

Long-term liabilities:
Long-term portion of capital lease obligation	$69,562	$-
Deferred rent liability	694,859	690,636
Deferred marketing revenue	1,150,531	1,215,746

Total long-term liabilities	1,914,952	1,906,382

Commitments and contingencies

Stockholders’ (deficit)

Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding as of
   June 30, 2010 and December 31, 2009, respectively

Common stock, $0.001 par value, 10,000,000 shares authorized,
   3,570,000 shares issued and outstanding as of
   June 30, 2010 and December 31, 2009, respectively

	-	-

	3,570	3,570

Additional paid in capital	14,274,669	14,274,669
Accumulated (deficit)	(24,008,068)	(23,671,780)
Total All-American SportPark, Inc. stockholders’ (deficit)	(9,729,829)	(9,393,541)
Non controlling interest in net assets of subsidiary	(114,288)	(184,209)
Total stockholder’s (deficit)	(9,844,117)	(9,577,750)
Total liabilities and stockholders’ (deficit)	$1,563,790	$1,544,182

The accompanying notes are an integral part of these condensed consolidated financial statements

	.

ALL-AMERICAN SPORTPARK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	June 30, 2010		June 30, 2010
	2010	2009	2010	2009

Revenue	$593,326	$638,414	$1,151,897	$1,188,433
Cost of revenue	194,355	157,003	353,170	261,891
	398,971	481,411	798,727	926,542

Expenses:
General and administrative expenses	330,038	472,371	755,985	953,162
Depreciation and amortization	60,745	19,844	74,082	40,427
Total expenses	390,783	492,215	830,067	993,589

Net operating income (loss)	8,188	(10,804)	(31,340)	(67,047)

Other income (expense):
Interest expense	(123,724)	(119,174)	(235,044)	(247,691)
Interest income	17	-	17	-
Other income (expense)	-	2,582	-	2,568
Total other income (expense)	(123,707)	(116,592)	(235,027)	(245,123)

Net (loss)	(115,519)	(127,396)	(266,367)	(312,170)
Net (loss) attributable to non-controlling
interests	(51,882)	(3,365)	(69,921)	(3,365)

Net (loss) attributable to All-American
SportPark, Inc.	$(167,401)	$(130,761)	$(336,288)	$(315,535)

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.04)	$(0.09)	$(0.09)

Weighted average number of common shares outstanding - basic and fully diluted

	3,570,000	3,570,000	3,570,000	3,570,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net (loss)	$(266,367)	$(312,170)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities Depreciation and amortization expense

	74,082	40,428
Changes in operating assets and liabilities:
Accounts receivable	168	(19,650)
Prepaid expenses	14,375	12,949
Accounts payable and accrued expenses	37,456	125,192
Deferred rent liability	4,223	122,610
Deferred marketing revenue	(60,399)	-
Accrued interest payable – related parties	123,573	228,372
Net cash (used) provided by operating activities	(72,889)	197,731

Cash flows from investing activities
Purchase of property and equipment	(63,550)	-
Net cash used by operating activities	(63,550)	-

Cash flows from financing activities
Bank overdrafts	$-	$(17,631)
Proceeds (payments) from related parties	93,225	(108,563)
Payments on capital lease obligation	(7,669)	-
Proceeds from notes payable – related parties	-	30,000
Payments on notes payable – related parties	(3,435)	(3,201)
Net cash (used) provided by financing activities	$82,121	$(99,395)

Net increase (decrease) in cash	$(54,318)	$98,336
Cash – beginning	272,750	-
Cash – ending	$218,432	$98,336

Supplemental disclosures:
Interest paid	$91,223	$813
Income taxes paid	$-	$-

Sale of 49% interest in subsidiary
Cancellation of note payable – related party		$(600,000)

Non-controlling interest in net assets		15,969
	$-	$584,031
Schedule of non-cash investing activities Assumption of capital lease obligation
	$99,000	$-

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

Note 2 – Going concern

As of June 30, 2010, we had an accumulated deficit of $24,008,068. In addition, the Company’s current liabilities exceed its current assets by $9,264,081 as of June 30, 2010. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 4 – Non-controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At June 30, 2010, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of June 30, 2010, St. Andrews Golf Shop, our minority interest partner and a related party (see Note 6) held a $(114,288) interest in the net asset value of our subsidiary AAGC and a $69,921 interest in the net loss from operations of AAGC.

Note 5 – Notes payable - related parties

As of June 30, 2010, related party notes payable consisted of the following:

	June 30,	December 31,
	2010	2009

Las Vegas Golf and Tennis Paradise, Inc. , bearing interest at a rate of 10% per annum, and due on demand
	$3,200,149	$3,200,149

BE District, LLC, bearing interest at a rate of 10% per annum, and due on demand
	85,000	85,000

BE Holdings, bearing interest at a rate of 10% per annum, and due on demand
	100,000	100,000

St. Andrews Golf Shop, bearing interest at a rate of 10% per annum, and due on demand	106,550	106,284

	6,540	10,241
St. Andrews Golf Shop, Cisco Loan paid monthly

St. Andrews Golf Shop, bearing interest at a rate of
10% per annum, and due on demand	524,296	524,296

Total notes payable – related parties	4,022,535	4,025,970

Less current portion	4,022,535	4,025,970

Total long-term notes payable – related parties	$-	$-

We have recorded interest expense to related parties in the amounts of $234,150 and $247,691 during the six months ended June 30, 2010 and 2009, respectively.

Note 6 – Related party transactions

Expenses

We provide administrative support to various retail entities owned in part or wholly by our chief executive officer, the sole executive officer of our majority owned subsidiary, and our chairman of the board. These costs are allocated based on an annual review of actual expenses for each entity. As of June 30, 2010 and 2009, we have recorded an estimated allocation of these expenses in the amount of $26,677 and $30,214, respectively.

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

Note 7 – Commitments

Operating Lease

On October 17, 1997, we entered into a long-term operating lease for land underlying the Callaway Golf Center. Pursuant to the lease agreement, we are required to make minimum monthly lease payments, with 10% increases every 5 years throughout the term of the lease. In addition, the lease contains a provision whereby additional rent will be due based on certain gross revenue thresholds. As of the date of this filing, no rent was due or accrued under the gross revenue provision. The initial term of the lease was for a term of fifteen years and provided for two five-year renewal options. In March of 2006, we elected to exercise our first renewal option extending the lease until 2018. We have elected to recognize our lease payments on a straight-line basis over a twenty-five year period, which includes all renewal options. Lease expense totaled $235,044 for the six months ended June 30, 2010.

The following is a schedule by year of future minimum lease payments required under this lease agreement:

2010	$481,673
2011	481,673
2012	493,715
2013	529,840
2014	529,840
Thereafter	4,371,184

$6,887,925

Capital Lease

The company entered into a capital lease lasting forty-seven months for 30 new golf carts. The lease will expire in December of 2013. The new golf carts will help enhance the golf course experience for our guests.

The following is a schedule by year of future principal payments required under this lease agreement.

2010	$10,567
2011	23,080
2012	25,941
2013	29,157
2014	2,587

$91,332

Accumulated depreciation for the Capital Lease as of June 30, 2010 and December 31, 2014 is $8,426 and $0 respectively

Employment agreements

We have employment agreements with two of our executives (see note 5) whereby we have agreed to annual compensation in the amount of $195,000. As of March 31, 2010, the future minimum payments are as follows:

Related-party compensation requirements

2010	$195,000
2011	195,000
2012	84,375
Total	$474,375

Customer Agreement

On June 19, 2009, we entered into a “Customer Agreement” with Callaway Golf Company and St. Andrews Golf Shop, Ltd. through our majority owned subsidiary AAGC. Pursuant to this agreement, we have agreed to market and sell Callaway products exclusively through AAGC for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Pursuant to the agreement, Callaway Golf Company has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses; 2) $750,000 facility improvements; 3) $500,000 in range landing area improvements and 4) three payments each of $250,000 for annual advertising expenses which will be repaid in golf merchandise. The annual payments for advertising will continue as long as Callaway Golf Company and AAGC agree to maintain that relationship. We have recognized $30,199 as income this quarter and will continue to recognize income in the amount of $10,066 per month through the life of the agreement, which continues through December 2018 and has an additional 5-year option to coincide with the golf center land lease.

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

Preferred stock

As of June 30, 2010, we had no preferred shares issued and outstanding.

13

Common stock

As of June 30, 2010, we had 3,750,000 shares of our $0.001 par value common stock issued and outstanding. We had no new issuances during the period ended June 30, 2010.

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

     The Customer Agreement with Callaway provides that Callaway will provide a $250,000 annual advertising contribution in the form of golf-related products as reimbursement for marketing dollars. In addition, AAGC has received or will receive the following: a one-time payment of $750,000 to be used for operating expenses or other business expenses; a contribution of up to $500,000 to be used for upgrading the range landing area at the Callaway Golf Center; up to $750,000 to be used to remodel and improve the facilities at the Callaway Golf Center; and staff uniforms, range golf balls, and rental golf equipment. In return, AAGC and Saint Andrews have agreed to exclusively sell Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement which will terminate on December 31, 2013 with notice from Callaway during the preceding month; or, if no notice is given, December 31, 2018. We are recognizing $30,199 each quarter as income and will continue to recognize income throughout the life of the agreement, which coincides with the golf center land lease.

     For 2010 we have hired the advertising firm of R and R Partners who have been working to build awareness of the Callaway Golf Center brand in the Las Vegas area. We believe that this advertising contribution provided by the Customer Agreement will help us to differentiate ourselves in the marketplace. In addition, the $750,000 of operating cash is expected to give us a competitive edge in the marketplace by allowing us to attract quality employees, grow our business, and improve our services while lowering our interest expenses. The combined contribution of up to $1,250,000 for improvement of our facilities is expected to provide other competitive advantages, primarily due to the lack of capital available for improvements among our competitors, giving us the benefit of a state-of-the art driving range, upgraded fitting bay technology, graphics, and marketing improvements such as exterior signage. We are in the process of executing on our plans to capture greater market share, and with Callaway’s brand strength, help build a lasting, stronger presence in the Las Vegas market.

     As part of the Customer Agreement, Callaway Golf provides up to 15,000 dozen in driving range balls to the facility on a yearly basis as well as all employee uniforms. Prior to this agreement, we were paying approximately $40,000 a year to supply the driving range with a quality golf ball to enhance their range experience. This will present a significant operational cost saving each year to the facility.

After five years, our agreement with Geneva Landscape Management ended on January 31, 2010. Geneva provided all of our landscape needs at approximately $32,000 a month. We have taken the grounds keeping for the facility in-house starting February 1, 2010 and are beginning to see a savings of between $6,000 and $11,000 a month.

Results of Operations for the three months ended June 30, 2010 and 2009 compared.

     The following tables summarize selected items from the statement of operations for the three months ended June 30, 2010 compared to the three months ended March 31, 2009.

INCOME:
	For the three months ended
	June 30,		Increase	(Decrease)
	2010	2009	$	%

Revenue	$593,326	$638,414	$(45,088)	(7.1)%
Cost of Sales	194,355	157,003	37,352	23.8%

Gross Profit	$398,971	$481,411	$(82,440)	(17.1)%

Gross Profit Percentage of Sales	67%	75%

Revenue

     Our revenue for the three months ended June 30, 2010 was $593,326 compared to revenue of $638,414 in the three months ended June 30, 2009, a decrease of $45,088, or 3.1% from the same three-month period in the previous year. The rounds of golf and consequently the golf cart rentals used on the course were both down for the first and second quarter of the year. This was due to unseasonably bad weather for the first four and a half months of the year that made golfing conditions more difficult for guests. All of the other revenue streams held steady during the first six months of 2010.

Cost of sales/Gross profit percentage of sales

     Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, golf pros and operating supplies. Our cost of sales for the three months ended June 30, 2010 was $194,355, an increase of $37,352, or 34.9% from $157,003 for the three months ended June 30, 2009. Our cost of sales increased due to our decision to take the grounds keeping functions in-house when Geneva Landscape Maintenance contract ended in January of 2010. This decision resulted in the creation of a grounds keeping department with a staff, which we now pay monthly wages. Even with this change in staffing, the overall savings to the Company is between $6,000 and $11,000 a month.

     Gross profit as a percentage of sales decreased from 67% for the three months ended June 30, 2010 to 75% for the three months ended June 30, 2009 due to both a decrease in rounds of golf and an increase in the cost of goods associated with our new grounds keeping staff.

EXPENSES:
	For the Three Months Ended June 30,

	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	330,038	$472,371	$(142,333)	(30.1)%
Depreciation	60,745	19,844	40,901	206.1%
Total expenses	390,783	492,215	(101,432)	(20.6)%

Net operating income (loss)	8,188	(10,804)	18,992	175.8%

Other income (expense):
Interest expense	(123,724)	(119,174)	(4,550)	(3.82)%
Interest income	17	-	17	100%
Other income	-	2,582	(2,582)	(100)%
Total Other Income Expense	(123,707)	(116,592)	(7,115)	(6.10)%

Net (loss)	(115,519)	(127,396)	11,877	9.32%
Net income attributable to non-controlling interest
	(51,882)	(3,365)	(48,517)	(1,441.8)%
Total net (loss)	(167,401)	$(130,761)	$(36,640)	(28.02)%

General and Administrative Expenses

     General and administrative expenses for the three months ended June 30, 2010 were $330,038, a decrease of $142,333 or 30.1%, from $472,371 for the three months ended June 30, 2009. Although the overall expenses related to AAGC are down, the cost of maintaining a public company remain steady, with public company expenses being approximately $50,000 a year. AAGC’s expenses are down primarily due to the Callaway deal that was signed alleviating the purchase of employee uniforms and the fact that our contract with Geneva Landscape Maintenance Company has ended. Since February 1, 2010, our landscaping expenses have been included in Cost of Sales.

Depreciation expense

     Depreciation and amortization expenses for the three months ended June 30, 2010 were $60,745, an increase of $40,901, or 206.1%, from $19,844 for the three months ended June 30, 2009. This increase is due to two reasons, the first being an increase in the fixed assets associated with the improvements in golf landing area and activities area remodel of the golf center, and the second is the addition of a capital lease for our new golf carts.

Total Expenses

     Our overall operating expenses decreased with expenses totaling $390,783 for the three months ended June 30, 2010 compared to $492,215 for the three months ended June 30, 2009. The decrease was the result of a combination of factors including the savings we received in taking the groundskeeping staff in-house, and the receipt of golf range balls and employee uniforms under our Callaway Golf Agreement.

Net Operating Loss

     Our net operating income was $8,188 for the three months ended June 30, 2010 versus a net operating loss of $10,804 for the three months ended June 30, 2009 an increase of $18,992 or 175.8%. The net income is attributed to a conscious effort of the management to continually work towards making the necessary changes to make the golf center profitable.

Interest Expense

     Our interest expense increased by 3.82% from $119,174 for the three months ended June 30, 2009 to $123,724 for the three months ended June 30, 2010.

Interest Income

Second quarter interest income is due to the interest earned on our investment account.

Net Loss

     Our net loss for the three months ended June 30, 2010 in the amount of $115,519, was a decrease in loss of $11,877 from the net loss of $127,396 for the same period in 2009. This represents a decrease of 9.32.

Results of Operations for the six months ended June 30, 2010 and 2009 compared.

     The following tables summarize selected items from the statement of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2010.

INCOME:
	For the six months ended June 30,
			Increase (Decrease)
	2010	2009	$	%
Revenue	$1,151,897	$1,188,433	$(36,536)	(3.1%)
Cost of Sales	353,170	261,891	91,279	34.9%

Gross Profit	798,727	926,542	(127,815)	(13.8%)

Gross Profit Percentage of Sales	69%	78%

Revenue

     Our revenue for the six months ended June 30, 2010 was $1,151,897 compared to revenue of $1,188,433 in the six months ended June 30, 2009. This represents a decrease in revenue of $36,536, or 3.1%, from the same period a year ago. We believe that our revenue decline has been less than the national average for the golf industry. Our revenues are down the first six months of the year in rounds of golf played and the golf carts used for playing the course. This is due to the unseasonably windy and cold weather experienced in Las Vegas during the first four and a half months of 2010.

Cost of sales/Gross profit percentage of sales

     Cost of sales currently consists mainly of payroll and benefits expenses of CGC staff, as well as operating supplies. Our cost of sales for the six months ended June 30, 2010 was $353,170, an increase of $91,279, or 34.9% from $261,891 for the six months ended June 30, 2009. This increase is due to the expansion of staff after adding the grounds keeping staff formerly with Geneva Management Company to our staff in February 2010.

     Gross profit as a percentage of sales decreased from 69% for the six months ended June 30, 2010 to 78% for the six months ended June 30, 2009.

EXPENSES:

	For the Six Months Ended June 30,

	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$755,985	$953,162	$(197,177)	(20.7%)
Depreciation	74,082	40,427	33,655	83.2%
Total expenses	830,067	993,589	(163,522)	(16.5%)

Net operating (loss)	(31,340)	(67,047)	35,707	53.3%

Other income (expense):
Interest (expense)	(235,044)	(247,691)	12,647	(5.17%)
Interest income	17	-	17	100%
Other income	-	2,568	(2,568)	(100%)
Net (loss)	(266,367)	(312,170)	45,803	14.7%

General and Administrative Expenses

     General and administrative expenses for the six months ended June 30, 2010 were $755,985, a decrease of $197,177, or 20.7%, from $953,162 for the six months ended June 30, 2009. This decrease is attributed to ending the Geneva Maintenance agreement for the landscape maintenance and bringing the grounds keeping staff in house to manage the landscape needs of the course. This change took effect February 1, 2010.

Depreciation Expense

     Depreciation and amortization expenses for the six months ended June 30, 2010 were $74,082, an increase of $33,655, or 83.27%, from $40,427 for the six months ended June 30, 2010. The change in depreciation has to do with the finished driving range landing area remodel and the capital lease put in place for the new golf carts.

Total Expenses

     Our operating expenses decreased by $163,522 for the six months ended June 30, 2010 to 830,067compared to the six months ended June 30, 2009. The primary reason for the decrease was bringing the grounds keeping staff in-house, as well as a conscience effort by management to reduce spending in all areas possible.

Net Operating Loss

     We had a net operating loss of $31,340 for the six months ended June 30, 2010, versus a net operating loss of $67,047 for the six months ended June 30, 2010. The decrease in the net operating loss was primarily due to the landscaping staff changes that started in February 2010.

Interest Expense

     Our interest expense decreased 5.1% from $247,691 for the six months ended June 30, 2009, compared to $235,044 for the six months ended June 30, 2010.

Net Loss

     Our net loss for the six months ended June 30, 2010 of $266,367, compares to net loss of $312,170 during the same period in 2009. Our net loss has decreased by 45,803 or 14.7% for the first six months of 2010. This decrease is do to a conscience effort by management to cut costs and more effectively manage their expenses.

Liquidity and Capital Resources

     Historically, a critical component of our operating plan impacting our continued existence has been the ability to obtain additional capital through additional equity and/or debt financing, almost exclusively from related parties. Currently, portion of our working capital needs are being met by the Customer Agreement with Callaway. However, we do not anticipate generating sufficient positive internal operating cash flow in the near future to meet our working capital needs. As a result, we expect to continue to rely on outside sources of capital, such as related parties, for the foreseeable future.

     Given our operating history, predictions of future operating results are difficult to make. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their various stages of commercial viability. Such risks include, but are not limited to changes in the competitive environment. To address these risks we, among other things, plan to continue to modify our business plan, implement and execute our marketing strategy, develop and upgrade our facilities in a response to our competitor’s developments.

     The following table summarizes our current assets, liabilities, and working capital at March 31, 2010 compared to December 31, 2009.

	June 30,	December 31,	Increase / (Decrease)
	2010	2009	$	%

Current Assets	$228,874	$297,735	(68,861)	(23.13)%
Current Liabilities	9,492,955	9,215,550	(277,405)	(3.01)%
Working Capital Deficit	$(9,264,081)	$(8,917,815)	(346,266)	(3.88)%

Internal and External Sources of Liquidity

     Cash Flow. Since inception, we have primarily financed our cash flow requirements through related party debt transactions. If that source of funding is eliminated it may have a material, adverse affect on our operations. We are currently operating at a loss but with positive cash flow because of deferring related party payables and interest payments. Though this has allowed us to currently minimize the deferral of our payables, we continue to depend on this source of financing. Should we lose our ability to defer those payables, without a return to profitability, our cash resources will be limited. On July 1, 2009, we received an initial payment of $750,000 from Callaway Golf Company as part of a $2,750,000 deal to keep Callaway Golf Company involved in our facility through at least 2013. This agreement called for remodeling of the present facilities and range landing area, as well as marketing dollars, driving range golf balls and employee uniforms.

Satisfaction of our cash obligations for the next 12 months.

     As of June 30, 2010, our cash balance was $218,432. Our plan for satisfying our cash requirements for the next twelve months is expected to rely less on-related party financing and more reliance on the funds available through the Customer Agreement with Callaway.

     Given our operating history, predictions of future operating results are difficult to make. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their various stages of commercial viability. Such risks include, but are not limited to changes in the competitive environment. To address these risks we, among other things, plan to continue to modify our business plan, implement and execute our marketing strategy, develop and upgrade our facilities in a response to our competitors’ developments.

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

     Related party transactions: In accordance with accounting standards concerning related party transactions, there now are established requirements for related party disclosures and the policy provides guidance for the disclosures of transactions between related parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES .

     Our Chief Executive Officer and Principal Financial officer, Ronald Boreta, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

     We did not have any unregistered sales of equity securities during the quarter ended June 30, 2010.

Issuer Purchases of Equity Securities

     We did not repurchase any of our equity securities during the quarter ended June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION .

None.

ITEM 6. EXHIBITS.

Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit No.	date

Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1
X

Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1
X

26

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: August 13, 2010	By:	/s/ Ronald Boreta Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)