Form 10-Q
period 2010-09-30
ALL AMERICAN SPORTPARK INC
filed 2010-11-15
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24970

All-American Sportpark, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0203976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6730 South Las Vegas Boulevard

Las Vegas, NV  89119

(Address of principal executive offices)

(702) 798-7777

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                                                                                                 Large accelerated filer ☐                                                                                                  Accelerated filer ☐

                                                                                                 Non-accelerated filer ☐  (Do not check if a smaller reporting company)                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2010 was 4,522,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2010 (unaudited) and December 31, 2009 (Restated)
		1

	Condensed Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

		3

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (unaudited).	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II:	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
Assets

Current assets:
Cash	$89,699	$272,750
Accounts receivable	4,033	1,193
Prepaid expenses and other	6,481	23,792
Total current assets	100,213	297,735

Property and equipment,
net of accumulated depreciation of $762,881 and $689,006,
respectively	781,370	691,895
Total Assets
	$881,583	$989,630
Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$200,126	$154,091
Current portion of notes payable related parties	4,095,511	4,025,970
Current portion due to related parties	1,145,576	1,089,040
Current portion of capital lease obligation	22,415	-
Accrued interest payable - related party	4,037,302	3,890,858
Total current liabilities	9,500,930	9,159,959

Long-term liabilities:
Long-term portion of capital lease obligation	63,710	-
Deferred rent liability	694,271	690,636
Total long-term liabilities	757,981	690,636

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares	-	-
authorized, no shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively
Common stock, $0.001 par value, 50,000,000 shares	4,522	3,570
authorized, 4,522,123, and 3,570,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively
Additional paid-in capital	14,387,972	14,274,669
Accumulated (deficit)	(24,013,756)	(23,398,530)
Total All-American SportPark, Inc. stockholders' (deficit)	(9,621,262)	(9,120,291)

Noncontrolling interest in net assets of subsidiary	243,934	259,326
Total stockholders' deficit	(9,377,328)	(8,860,965)

Total Liabilities and Stockholders' (Deficit)	$881,583	$969,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30, 2010		For the Nine Months Ending September 30, 2010

	2010	2009	2010	2009
		(Restated)		(Restated)

Revenue	$401,728	$467,981	$1,414,303	$1,577,490
Revenue - Related Party	39,012	39,012	117,936	117,936

Total Revenue	440,740	506,993	1,523,239	1,695,426

Cost of revenue	184,638	216,229	537,808	670,120
	256,102	290,764	994,431	1,025,306

Expenses:
General and administrative expenses	402,588	(342,200)	1,158,573	418,962
Depreciation and amortization	26,750	24,421	73,875	64,848
Total expenses	429,338	(317,779)	1,232,448	483,810

Income (loss) from operations	(173,236)	608,543	(238,017)	541,496

Other income (expense):
Interest expense	(157,981)	(96,963)	(392,625)	(344,654)
Interest income	8	53	25	53
Other income (expense)	-	(30)	-	2,538
Total other income (expense)	(157,573)	(96,940)	(392,600)	(342,063)

Net income (loss)	(330,809)	511,603	(630,617)	199,433
Net income (loss) attributable to noncontrolling interests	(55,552)	153,457	(15,392)	156,822

Net income (loss) attributable to All-American SportPark, Inc.	$(275,257)	$358,146	$(615,225)	$42,611

Net income (loss) per share - basic and fully diluted	$(0.08)	$0.10	$(0.27)	$0.01

Weighted average number of
common shares outstanding - basic and fully diluted	3,642,444	3,570,000	3,594,413	3,570,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending
	September 30, 2010
	2010	2009
Cash flows from operating activities		(Restated)

Net (loss)	$(630,618)	$199,433
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	73,875	64,848
Stock issued for services	-
Changes in operating assets and liabilities:
Accounts receivable	(2,840)	(4,122)
Prepaid expenses and other	17,311	(895)
Accounts payable and accrued expenses	46,035	64,825
Deferred rent liability	3,635.	123,699
Accrued interest payable - related party	260,699.	324,847
Net cash (used) by operating activities	(231,903)	772,635

Cash flows from investing activities
Purchase of property and equipment	(64,350)	-
Net cash used by operating activities	(64,350)	-

Cash flows from financing activities
Bank overdrafts	-	(17,631)
Proceeds (payments) from related parties	56,535	(267,286)
Payments on loans from related parties	-	-
Proceeds on loans from related parties	-	-
Payments on capital lease obligation	(12,874)	-
Proceeds from notes payable - related parties	139,082	30,000
Payments on notes payable - related party	(69,541)	(167,896)
Net cash provided (used) by financing activities	113,202	(422,813)

Net increase (decrease) in cash	(183,0510)	349,821
Cash - beginning	272,750	-
Cash - ending	$89,699	$349,821

Supplemental disclosures:
Interest paid	$361,938	$1,221
Income taxes paid	$-	$-

Schedule of non-cash investing and financing activities
Assumption of capital lease obligation	$99,000	0

Stock issued for Accrued Interest	$114,255	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

All-American Sportpark, Inc.

Notes to Condensed Consolidated Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's Amendment No. 1 to the Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods may not be indicative of annual results.

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

Note 2 – Going concern

As of September 30, 2010, we had an accumulated deficit of $24,013,756. In addition, the Company’s current liabilities exceed its current assets by $9,400,717 as of September 30, 2010. These conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 4 – Noncontrolling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At September 30, 2010, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of September 30, 2010, St. Andrews Golf Shop, our minority interest partner and a related party (see Note 6) held a $17,571 interest in the net asset value of our subsidiary AAGC and an $226,363 interest in the net income from operations of AAGC.

Note 5 – Related party transactions

Due to related parties

The Company’s employees provide administrative/accounting support for (a) a golf retail stores wholly-owned by the Company's Chairman, named Las Vegas Discount Golf and Tennis (the "Paradise Store”), b) three golf retail stores, two of which are named Saint Andrews Golf Shop ("SAGS") and the other is a Las Vegas Golf and Tennis ("District Store"), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. One of the SAGS stores is the retail tenant in the CGC.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $82,000 and $94,000 for the years September 30, 2010 and 2009, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,145,576 and $1,089,040 as of September 30, 2010 and December 31, 2009, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of September 30, 2010 and December 31, 2009, respectively:

                                                                                         2010                      2009

Various notes payable to the Paradise Store
bearing 10% per annum and due on demand     $          $3,200,149            $3,200,149

Note payable to BE Holdings 1, LLC,
owned by the chairman of the board,
bearing 10% per annum and due on demand                      100,000                 100,000

Various notes payable to SAGS, bearing 10%
per annum and due on demand                                           639,237                 640,821

Various notes payable to the District Store,
bearing 10% per annum and due on demand                        85,000                   85,000

Note payable to SAGS for phone system,
payable in monthly payments of $457 through
2011                                                                                   10,241                   16,269

Total                                                                              4,025,970              4,553,717

Less current portion                                                                       -                  10,782

                                                                                   $4,025,970            $4,542,935

In 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi owns ANR. Mr. Agassi also owns ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are personally guaranteed by Ronald S. Boreta, the Company's President. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The accrued interest payable balance at December 31, 2009 was $114,255. During September 2010, the Company issued 952,123 shares of common stock in satisfaction of the $114,255 balance as discussed in Note 9.

All maturities of related party notes payable and the related accrued interest payable as of September 20, 2010 are due and payable upon demand. At September 30, 2010, the Company has no loans or other obligations with restrictive debt or similar covenants.

On June 15, 2009, the Company entered into a “Stock Transfer Agreement” with St. Andrews Golf, Ltd. a Nevada limited liability company, which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on the Company’s outstanding loan due to St. Andrews Golf Shop, Ltd. In March 2009, the Company engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $ 600,000.

As of September 30, 2010 and December 31, 2009, accrued interest payable - related parties related to the notes payable – related parties totaled $4,037,302 and $3,890,858, respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the nine month ending September 30, 2010 and 2009, the Company recognized rental income totaling $117,936 and $117,936 respectively.

Note 7 – Commitments

Lease agreements

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

The Company is also obligated under a non-cancelable operating lease for equipment that expire year in 2009.

At September 30, 2010, minimum future lease payments under non-cancelable operating leases are as follows:

2010	$ 481,673
2011	481,673
2012	493,715
2013	529,840
2014	529,840
Thereafter	4,371,184

$ 6,887,925

Total rent expense for all operating leases was $694,271 and $690,636 for September 30, 2010 and 2009, respectively.

Capital Lease

The Company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 47 months in length and started on March 1, 2010.  The Company realizes $2,620 a month in interest expense related to the lease.

The following is a schedule by year of future principal payments required under this lease agreement.

                                                            2010                                        $            5,360

                                                            2011                                                    23,080

                                                            2012                                                    25,941

                                                            2013                                                    29,157

                                                            2014                                                      2,587

                                                                                                            $          86,125

Accumulated depreciation for the Capital Lease as of March 31, 2010 and December 31, 2014 is $14,744 and $0 respectively

Customer Agreement

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and St. Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. Pursuant to this agreement, AAGC shall expend an amount equal to or exceeding $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, AAGC will expend amounts to improve both their range facility as well as the golfing center. These improvements are to include Callaway Golf® branding elements. Callaway has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses of AAGC; 2) $750,000 towards facility improvements for both AAGC and St. Andrews Golf Shop; 3) $500,000 in range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, which will be repaid in golf related products to SAGS. AAGC will then be reimbursed by SAGS for AAGC’s expenditures in advertising as incurred. In substance, due to the related party nature of SAGS, the Company is also considered a customer of Callaway as it relates to this agreement. As a result, we recognized the contributions from Callaway as follows:

•      Contribution of operating expenses totaling $750,000 (received July 2009) was treated as a reduction of operating expenses and therefore reduced our “General and administrative” expense by that amount.

•      Contribution of range and other facility improvements totaling $554,552 were recorded as a reduction of the costs for those improvements. The contributions were exactly equal to the costs and therefore, no value as been recorded for these improvements.

•      The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018.  Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in the form of monies as the as the related golf products are received.  During the three and nine months ending September 30, 2010, SAGS reimbursed AAGC $0 and $31,642 respectively.

Note 8 – Restatement

Amounts received from the Callaway Golf Company (“Callaway”) under its customer agreement entered into in June 2009 were not accounted for properly.  The original accounting and anticipated effects of the resulting adjustments are as follows:

The $750,000 received from Callaway for operating expenses of the Company in connection with the “Customer Agreement” referred to in Note 7 of the financial statements, which were originally recorded, as deferred marketing revenue should be immediately recognized as revenue and net with the related operating expenses of the Company.  These operating expenses were included in “General and administrative” expenses.  The result will be a reduction of such expenses by $750,000 for the three and nine month ended September 30, 2009.

The $554,552 received from Callaway for range and other leasehold improvements, which were originally recorded as deferred marketing revenue and property and equipment will be reversed.  This contribution from Callaway equaled the expenditures for the property and equipment.  Accordingly, the reversal will result in a value of $0.00 for such leasehold and range improvements as of December 31, 2010.

As a result of the deferred marketing revenue reversal, $13,899 and $13,899 amortized as marketing revenue included in the “Revenue” line item will be for the three and nine months ended September 30, 2010 and 2009, respectively.

As a result of the forgoing changes, the loss attributable to noncontrolling interest for the three and nine months ended September 30, 2010 and 2009, totaling $207,237 and $208,872 will be changed to reflect an income attributable to noncontrolling interest totaling $153,457 and $156,822, respectively.

The following table provides additional details regarding the changes to the statement of operations for the nine months ended September 30, 2009:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Revenue                                                           $      1,577,490      $      1,591,379      $         (13,889)

Revenue – Related Parties                                           117,936                            -

Total Revenue                                                          1,695,426              1,709,315                 (13,889)

Cost of Revenue                                                          382,120                 382,120

Gross Profit                                                              1,313,306              1,327,195                 (13,889)

Expenses:

      General & administrative                                        706,962              1,456,962               (750,000)

      Depreciation and amortization                                  64,848                   64,848                             -

            Total expenses                                                 771,810              1,521,810              (750,000)

Income (loss) from operations                                      541,496               (194,615)               (736,111)

Other income (expense)                                             (342,063)               (342,063)                             -

Net income (loss)                                                        199,433               (536,678)                 736,111

Net income (loss) attributable to

noncontrolling Interest                                                  156,822               (203,872)                 360,694

Total net income (loss)                                      $           42,611      $       (322,806)      $         375,417

Net income (loss) per share – basic

and fully diluted                                                 $               0.01      $             (0.09)      $               0.10

The following table provides additional details regarding the changes to the statement of operations for the three months ended September 30, 2009:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Revenue                                                           $         467,981      $         481,870      $         (13,889)

Revenue – Related Parties                                            39,012                    39,012                            -

Total Revenue                                                             506,993                 520,882                 (13,889)

Cost of Revenue                                                          120,229                 120,229                             -

Gross Profit                                                                 386,764                 400,653                 (13,889)

Expenses:

      General & administrative                                     (246,200)                 503,800               (750,000)

      Depreciation and amortization                                  24,421                   24,421                             -

            Total expenses                                              (221,779)                 528,221              (750,000)

Income (loss) from operations                                      608,543               (127,568)                 736,111

Other income (expense)                                               (96,940)                 (96,940)                             -

Net income (loss)                                                        511,603               (224,508)                 736,111

Net income (loss) attributable to

noncontrolling Interest                                                  153,457               (207,237)                360,694)

Total net income (loss)                                      $         358,146      $      (17,271)_      $         375,417

Net income (loss) per share – basic

and fully diluted                                                 $               0.10      $             (0.00)      $               0.10

The following table provides additional details regarding the changes to the balance sheet as of December 31, 2009:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Current assets                                                   $         297,735      $         297,735      $                   --

Leasehold improvements and equipment                    1,246,447                 691,895               (554,552)

Total Assets                                                     $         989,630      $      1,544,182      $       (554,552)

Current liabilities                                               $      9,159,959      $      9,215,550      $         (55,591)

Long-term liabilities                                                      690,636              1,906,382            (1,215,746)

Total All-American SportPark, Inc. stockholders’

      (deficit)                                                             (9,120,291)            (9,393,541)               (273,250)

Noncontrolling interest in subsidiary                              259,326               (184,209)                 443,535

Total stockholders’ (deficit)                                    (8,860,965)            (9,577,750)                 716,785

Total liabilities and stockholders’

(deficit)                                              $     989,630     $      1,544,182        $      (554,552)

Note 10 – Stockholders' deficit

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 10,000,000 shares of $0.001 par value common stock.

Preferred stock

As of September 30, 2010, we had no preferred shares issued and outstanding.

Common stock

As of September 30, 2010, we had 4,522,123 shares of our $0.001 par value common stock issued and outstanding. In September 2010 we issued stock for interest payable to AKA  Investments LLC (“AKA”) that remained from a note paid in September 2008.  This interest had remained unpaid on the Company’s books and pursuant to the terms of an agreement with AKA, 952,123 shares of stock were issued to AKA at a value of $.12 a share to settle the interest due of $114,252.  As a result of the issuance of these shares of common stock, Andre K. Agassi and certain related entities now have beneficial ownership of 1,589,167 shares of the Company's common stock which represents approximately 35.1% of the shares outstanding.

Note 11 – Subsequent events

Upon our evaluation of events and transactions that have occurred subsequent to the balance sheet date, we have determined that there are no additional material events which have occurred after the balance sheet date that would be deemed significant or require recognition or additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors affecting these risks and uncertainties include, but are not limited to:

•        increased competitive pressures from existing competitors and new entrants;

•        deterioration in general or regional economic conditions;

•        adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•        loss of customers or sales weakness;

•        inability to achieve future sales levels or other operating results;

•        the inability of management to effectively implement our strategies and business plans; and

•        the other risks and uncertainties detailed in this report.

Overview of Current Operations

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and St. Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. Pursuant to this agreement, AAGC shall expend an amount equal to or exceeding $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, AAGC will expend amounts to improve both their range facility as well as the golfing center. These improvements are to include Callaway Golf® branding elements. Callaway has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses of AAGC; 2) $750,000 towards facility improvements for both AAGC and St. Andrews Golf Shop; 3) $500,000 in range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, which will be repaid in golf related products to SAGS. AAGC will then be reimbursed by SAGS for AAGC’s expenditures in advertising as incurred. In substance, due to the related party nature of SAGS, the Company is also considered a customer of Callaway as it relates to this agreement. As a result, we recognized the contributions from Callaway as follows:

•      Contribution of operating expenses totaling $750,000 (received July 2009) was treated as a reduction of operating expenses and therefore reduced our “General and administrative” expense by that amount.

•      Contribution of range and other facility improvements totaling $554,552 were recorded as a reduction of the costs for those improvements. The contributions, which were made      directly by Callaway Golf Company to the applicable contractors and vendors completing the work, were exactly equal to the costs and therefore, no value as been recorded for these improvements.The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018.  Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in the form of monies as the as the related golf products are received.  During the three and nine months ending September 30, 2010, SAGS reimbursed AAGC  $0 and $31,642 respectively.

            Our agreement with Geneva Landscape Management ended January 31, 2010 after 5 years.  Geneva provided all of our landscape needs at approximately $32,000 a month.  We have taken the grounds keeping for the facility in-house starting February 1, 2010 and feel this will provide an overall savings to the company as well as allow us to have more of a personal say in the landscape needs of the facility

Results of Operations for the three months ended September 30, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

INCOME:

	For the three months ended September 30,		Increase (Decrease)
	2010	2009	$	%

Revenue	$401,728	$467,981	(66,653)	(14.16)%
Revenue – Related Party	39,012	39,012	-	-
Cost of Sales	184,638	216,229	(31,591)	(14.610%

Gross Profit	$256,102	$290,764	$(34,662)	(11.92)%

Gross Profit Percentage of Sales	58%	58%

Revenue

Our revenue for the three months ended September 30, 2010 was $401,728 compared to revenue of $467,981 in the three months ended September 30, 2009, a decrease of $66,653, or (14.16)% from the same three-month period in the previous year. Our overall revenue was down for the three months ending September 30, 2010 by approximately 15% due to the economic downturn facing Las Vegas and the rest of our country.

Revenue Related Party for the three months ended September, 2010 was $39,012 and $39,012 for the same period through September 30, 2009.

Cost of sales/Gross profit percentage of sales

            Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies.  Our cost of sales for the three months ended September 30, 2010 was $184,638, a decrease of $31,591, or 14.61% from $216,229 for the same three month period ending September 30, 2009.  Our costs of goods have improved for the three month period ending September 30, 2010 due to a conscience effort by our staff to curb operational expenses during the economic downturn.

            Gross profit as a percentage of sales stayed the same at 58% for the three months ended September 30, 2010 and September 30, 2009.

EXPENSES:

	For the Three Months Ending September 30,

	2010 Amount	2009 Amount	Increase/Decrease
			$	%
Expenses:
General and administrative expenses	$402,588	342,200	$60,388	17.65
Depreciation and amortization	26,750	24,421	2,329	9.54%
Total expenses	429,338	(317,779)	747,117	293.59%

Income (loss) from operations	(173,236)	608,543	(781,779)	(71.53)%

Other income (expense):
Interest expense	(157,881)	(96,963)	(365,846)	(62.52)%
Interest income	8	53	(45)	(100)%

Other income (expense)	-	(30)	30	100%
Total other income (expense)	(157,573)	(96,940)	60,633)	62.55%
			-
Net income (loss)	(330,809)	511,603	(842,412)	(164.66)%
Net income (loss) attributable to noncontrolling interests	(55,552)	153,457	(209,009)	(136.20)%
			-
Total net income (loss)	$(275,257)	$358,146	$(633,403)	(176.86)%

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 were $402,588, an increase of $60,388 or 17.65%, from $342,200 for the three months ended September 30, 2009. The increase is primarily a result of the $750,000 received under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period.

Depreciation expense

            Depreciation and amortization expenses for the three months ended September 30, 2010 were $26,750, an increase of $2,329, or 9.54%, from $24,421 for the three months ended September 30, 2009.  The slight increase in depreciation is attributed to some fixed assets purchased during 2010 to help the grounds keeping staff perform their duties.

Total expenses

Our overall operating expenses increased with expenses totaling $429,338 for the three months ended September 30, 2010 compared to ($221,779) for the three months ended September 30, 2009.  The increase is primarily a result of the $750,000 received under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period.  We also had a decrease in contract services due to the ending of the landscape contract with Geneva Maintenance.  This provided a savings of approximately $164,000 annually.

Loss from operations

We had a loss from operations in the amount of $173,236 for the three months ended September 30, 2010 versus a net income of $221,779 for the three months ended September 30, 2009.

Interest Expense

Our interest expense increased 62.5% from $96,963 for the three months ended September 30, 2009 to $157,581 for the three months ended September 30, 2010. The increase is due to additional borrowings from related parties as well as interest associated with a capital lease.

Net Income (Loss)

Our net loss for the three months ended September 30, 2010 was $330,809 (before non-controlling interest) as compared with net (loss) of $511,603 for the same period in 2009. The difference is due to the fact that the credit against general and administrative of $750,000 in 2009 made the expenses significantly lower, making 2010 numbers appear very high.

Results of Operations for the nine months ended September 30, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

INCOME:

	For the nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%

Revenue	$1,414,303	$1,577,490	(163,187)	(10.34)%
Revenue – Related Party	117,936	117,936	-	0%
Cost of Sales	537,808	670,120	(132,312)	(19.75)%

Gross Profit	$994,431	$1,025,306	$(30,875)	(3.01)%

Gross Profit Percentage of Sales	64%	60%

Revenue

Our revenue for the nine months ended September 30, 2010 was $1,414,303 compared to revenue of $1,577,490 in the nine months ended September 30, 2009, a decrease of $163,187, or     (10.34)% from the same nine-month period in the previous year. Our overall revenue is down through the nine-months ending September 30, 2010 by approximately 10% due to the economic downturn facing Las Vegas and the rest of our country.

Revenue Related Party for the three months ended September 30, 2010 was $117,936 and $117,936 for the same period in 2009.

Cost of sales/Gross profit percentage of sales

            Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies.  Our cost of sales for the nine months ended September 30, 2010 was $537,808, a decrease of $132,312, or 19.75% from $382,120 for the same nine month period ending September 30, 2009.  Our costs of goods improved for the three month period ending September 30, 2010 due to a conscience effort by our staff to curb operational expenses during the economic downturn.

            Gross profit as a percentage of sales increased from 60% for the nine months ended September 30, 2009 to 64% for the nine months ended September 30, 2010 due a conscious effort of our staff to curb spending during these tough economic times in Las Vegas and around the country.

EXPENSES:

	For the Nine Months Ending September 30, 2010

	2010 Amount	2009 Amount	Increase (Decrease)
			$	%
Expenses:
General and administrative expenses	$1,158,573	$418,962	$460,638	63.88%
Depreciation and amortization	73,785	64,848	8,937	13.78%
Total expenses	1,232,448	483,810	748,638	(60.74)%

Income (loss) from operations	(238,017)	541,496	(779,513)	(143.96)%

Other income (expense):
Interest expense	(392,625)	(344,654)	(47,971)	(13.9)%
Interest income	25	53	(28)	(52.83)%

Other income (expense)	-	2,538	(2,53.8)	(100)%
Total other income (expense)	(392,600)	(342,063)	188,554	(55.12)%
			-
Net income (loss)	(630,617)	199,433	830,050	416.20%
Net income (loss) attributable to noncontrolling interests	(15,382)	158,822	(174,204)	(109.69)%
			-
Total net income (loss)	$(615,225)	$42,611	657,836	1,543.82%

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 were $1,158,573, an increase of $460,638 or 63.88%, from $418,962 for the nine months ended September 30, 2009.   The increase in operating expenses in 2010 was due to the fact that the Company received $750,000 under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period.

Depreciation expense

            Depreciation and amortization expenses for the nine months ended September 30, 2010 were $73,875, an increase of $8,937, or 13.78%, from $64,848 for the nine months ended September 30, 2009.  The slight increase in depreciation is attributed to some fixed assets purchased during 2010 to help the grounds keeping staff perform their duties.

Total expenses

Our overall operating expenses increased with expenses totaling $1,234,448 for the nine months ended September 30, 2010 compared to $771,810 for the nine months ended September 30, 2009.  The increase in total expenses in 2010 was due to the fact that the Company received $750,000 under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period.

Loss from operations

We had a loss from operations in the amount of $238,017for the nine months ended September 30, 2010 versus a net income of $541,496 for the nine months ended September 30, 2009.  This is a difference of $779,513.  The decrease in operating expenses in 2010 was due to the fact that the Company received $750,000 under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period.

Interest Expense

Our interest expense increased 13.9% from $47,971 for the nine months ended September 30, 2009 to $382,625 for the nine months ended September 30, 2010.  The increase is is due to additional borrowings from related parties as well as interest associated with a capital lease.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2010 was $630,617 (before non-controlling interest) as compared with net income of $199,433 for the same period in 2009.

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

The following table summarizes our current assets, liabilities, and working capital at September 30, 2010 compared to December 31, 2009.

	September 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$100,213	$297,735	(197,522)	(66.34)%
Current Liabilities	9,500,930	9,159,959	340,325	4%
Working Capital Deficit	$ (9,400,717)	$ (8,862,224)	(538,493)	6%

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

As of September 30, 2010, our cash balance was $89,699. Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies.  Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we have secured a customer agreement with Callaway Golf that will add additional capital to help fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Principal Financial officer, Ronald Boreta, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings in which the Company is involved at this time.

Item 1A. Risk Factors.

            Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

            We did not have any unregistered sales of equity securities during the quarter ended September 30, 2010 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

            We did not repurchase any of our equity securities during the quarter ended September 30, 2010.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

            None.

Item 6.  Exhibits.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

10.1	Agreement with AKA Investments, LLC dated September 23, 2010		8-K	September 23, 2010	10.1	September 24, 2010
31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  November 15, 2010                                                               By: /s/ Ronald Boreta

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