Form 10-K/A
period 2009-12-31
ALL AMERICAN SPORTPARK INC
filed 2010-12-23
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

i

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

                                                                            Non-accelerated filer ☐                                                                  Smaller reporting company ☒
                   (Do not check if a smaller reporting company)

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

Explanatory Note

This Amendment No. 1 to the Form 10-K of All American SportPark, Inc. (the "Company") for the year ended December 31, 2009 is being filed to restate the financial statements and related disclosures as a result of a determination by the Company that that amounts received from the Callaway Golf Company ("Callaway") under its customer agreement entered into in June 2009 were not accounted for properly. The original accounting and effects of the resulting adjustments are as follows:

•      The $750,000 received from Callaway for operating expenses of the Company under the customer agreement, which was originally recorded as deferred marketing revenue has been restated to be an offset to the general and administrative expenses of the Company. This resulted in a reduction of such expenses by $750,000.

•      The $554,552 received from Callaway for range and other leasehold improvements, which was originally recorded as deferred marketing revenue and property and equipment has been reversed. This contribution from Callaway equaled the expenditures for the property and equipment. Accordingly, this resulted in no value being included in the Company's balance sheet for such leasehold and range improvements.

•      As a result of the elimination of deferred marketing revenue, the Company's revenues were decreased by the amount of amortized marketing revenue that was recorded. In addition, depreciation expense related to the property and equipment was reduced.

•      There is a change to the non-controlling interest based on a change in the recording of the $750,000, which increases the non-controlling interest for 2009 and the original calculations for non-controlling interest recorded in 2009 was incorrect.

In addition, the Company has made changes to the financial statements to make corrections or provide additional information in response to comments received from the staff of the Securities and Exchange Commission.  Otherwise, no attempt has been made in this Amendment to modify or update other disclosures presented in the original report on Form 10-K.  This amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K with the Securities and Exchange Commission.

ii

All-American Sportpark, inc.

Form 10-K

iii

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

In connection with the signing of the Customer Agreement, AAGC received a one-time payment of $750,000 marked for operating expenses or other business expenses. AAGC also received a contribution of approximately $500,000 used for upgrading the driving range at the Callaway Golf Center. In addition, AAGC received $750,000 to remodel and improve the facilities at the Callaway Golf Center, which included the pro shop and retail area; upgraded fitting bay technology and graphics; and enhanced exterior signage. Callaway also is providing staff uniforms, range golf balls and rental golf equipment for AAGC's use at the Callaway Golf Center.

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

The Company’s operations consist of the CGC, located on 42 acres of leased land and strategically positioned within a few miles of the largest hotels and casinos in the world.  There are over 151,000 hotel rooms, in Las Vegas and according to the Nevada Commission on Tourism, nineteen of the top twenty-five largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, the Monte Carlo, and the new City Center.  The CGC is also adjacent to McCarran International Airport, the 17th busiest airport in the world with 40,460,310 in passenger traffic during 2009 according to Airports Council International.  The Las Vegas valley residential population is approximately 1.8 million.

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

The Company subleases space in the clubhouse to SAGS.  Base rent includes $13,104 per month through July 2012 with a 5% increase for each of the two 5-year options to extend in July 2012 and July 2017.  For the years ended December 31, 2009 and 2008, the Company recognized rental income totaling $157,248 and $157,248 respectively.

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

Because of the agreement with Callaway that was signed in June of 2009, $250,000 in marketing dollars is designated to the facility each year for the next three years.  The Company has hired R and R Partners, a local marketing and public relations firm to plan and implement strategic marketing for the facility that will best reach their target audience and increase awareness of the facility to both local residents and tourists for 2010.

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

Year Ended December 31, 2009: First Quarter Second Quarter Third Quarter Fourth Quarter Year Ended December 31, 2008: First Quarter Second Quarter Third Quarter Fourth Quarter	HIGH $0.13 $0.27 $0.24 $0.16 $0.31 $0.26 $0.25 $0.50	LOW $0.05 $0.10 $0.11 $0.12 $0.19 $0.17 $0.15 $0.13

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures.  We base our assumption and estimate on historical experience and other factors that management believes are relevant at the time our consolidated financial statements are prepared.  On a periodic basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP.  However, because future events are their effects cannot be determined with certainty, actual results could differ from the estimates and assumptions, and such differences could be material.

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

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and St. Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. Pursuant to this agreement, AAGC shall expend an amount equal to or exceeding $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, pursuant to the Customer Agreement AAGC has expended amounts to improve both its range facility as well as the golfing center. These improvements include Callaway Golf® branding elements. Callaway agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses of AAGC; 2) $750,000 towards facility improvements for both AAGC and St. Andrews Golf Shop; 3) $500,000 in range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, which will be repaid in golf merchandise to SAGS. AAGC will then be reimbursed by SAGS for AAGC’s expenditures in advertising as incurred. Due to the fact that SAGS is a related party, the Company is also considered a customer of Callaway as it relates to the Customer Agreement. As a result, we recognized the contributions from Callaway as follows:

•      Contribution of operating expenses totaling $750,000 (received July 2009) was treated as a reduction of operating expenses and therefore reduced our “General and administrative” expense by that amount.

•      Contribution of range and other facility improvements totaling $554,552 were recorded as a reduction of the costs for those improvements. The contributions, which were made directly by Callaway to the applicable contractors and vendors completing the work, were exactly equal to the costs and therefore, no value as been recorded for these improvements.

The annual payments for advertising will begin in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018. Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in the form of monies as the golf related products are received.

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

As part of the Customer Agreement, Callaway will provide up to 15,000 dozen driving range balls to the facility on a yearly basis as well as all employee uniforms.  Prior to this agreement, we were paying approximately $40,000 a year to supply the driving range with quality golf balls to enhance the driving range experience.   This will provide significant operational cost savings each year to the Callaway Golf Center.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2009 VERSUS YEAR ENDING DECEMBER 31, 2008.

REVENUES.  Revenues of the Callaway Golf Center (“CGC”) for 2009 decreased by $290,000 to $2, 050,425 compared to $2,340,433 in 2008.  Golf course green fees decreased by $59,843 in 2009 to $655,073 in 2009 compared to $714,916 in 2008.  This was due to the general economic downtrend that Las Vegas felt as a city during the first half of 2009 and the unseasonably cold weather in December of 2009.  Driving Range revenue decreased for 2009 by $121,152 to $728,614 in 2009 compared to $849,766 in 2008.  This difference is attributed to Las Vegas experiencing an economic downturn during the first half of 2009.  Additionally, in October of 2009 we closed our driving range for 45 days for remodel pursuant to the new Callaway agreement.  Rentals for golf carts and golf clubs decreased in 2009 by $46,815 to $313,387, as compared to $360,202 for rentals in 2008.  With less tourists visiting Las Vegas, there was less need for rental clubs and rental carts during 2009.  Golf lessons were down by $45,522 to $124,055 for 2009 compared to $169,577 for 2008.  This decrease is attributed to the closing of the driving range for 45 days and the unseasonably cold weather in December that prevented the golf instructors from giving lessons.

COST OF REVENUES

Costs of revenues decreased by  $78,728 to $891,224 for 2009 as compared to $969,952 in 2008. This decrease is attributed to the managements conscious effort to reduce cost of sales where necessary.  Other cost of goods, mainly comprised of miscellaneous golf supplies decreased significantly by $50,074 to $59,918 in 2009 as compared to $109,992 in 2008.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs.  These expenses decreased by $938,645 to $816,848 in 2009 from $1,755,493 in 2008.  Due to the Callaway agreement, we remodeled our driving range, which decreased the overall amount of water we were using at our facility by $31,000 for the year.  Generally, we were able to decrease our expenses across the board by monitoring purchases and making every department accountable for their expense usage.  Our legal expenses were down by $18,427 to $38,248 in 2009 as compared to $56,675 in 2008.  This was due to the Urban Land case being settled in 2008.  A one-time payment of $750,000 to cover the G&A expenses related to the operating of the company was received from Callaway as part of the new customer agreement and recorded as a reduction of the related operating costs.  This had a substantial impact on the G&A of the Company for 2009.

IMPAIRMENT ON PROPOERTY AND EQUIPMENT

In 2009, there was a loss on disposal of assets of $117,562 as compared to $0 in 2008.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $3,896 in 2009 to $88,897 in 2009 from $85,001 in 2008.  This was due to writing off some fixed assets that were no longer in use and offset by the improvements completed on the facility and range landing area.

OTHER INCOME AND INTEREST EXPENSE

Interest expense decreased in 2009 by $58,297 to $470,748 in 2009 from $529,045 in 2008.  This was due to a continued effort by the Company to pay down past loans and notes as money becomes available.  During the remodel of the facility, we took inventory of our fixed assets to determine their status.  Any items that had been replaced or damaged beyond repair were written off as a loss on disposal of assets.

NET INCOME (LOSS)

In 2009, the net loss was $224,598 (before non-controlling interest) as compared to net income of $92,754 in 2008.  This loss is directly attributable to the decrease in revenues due to the economic downturn that faced Las Vegas in 2009.

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

As of December 2009, the Company had a working capital deficit of $8,862,224 as compared to a working capital deficit of $8,094,198 in December 2008.  This change was due primarily to the continued increase in the interest associated with the notes payable for which the company currently is responsible.

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

The consolidated financial statements are set forth on pages F-1 through F-23 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executvie Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as definedin Rules 13a-15 and 15d-15 under the Exchange Act).  Based upon that evaluation, the Company’s Chief Executive Officer and principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information require3d to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summaraized and reported, completely and accurately, within the time periods specified in SEC rules and forms because a transaction was not properly recorded in order for the Company’s financial statements to be prepared in accordance with generally accepted accounting principles, as discussed below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

            The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  Management assessed the Company’s internal control over financial reporting as of December 31, 2009.  Management based their assessment on criteria established in “internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Subsequent to the Company receiving comment letters from the Securities and Exchange Commission (“SEC”) requesting further clarification of an agreement with and amounts received from the Callaway Golf Company (“Callaway”) under the customer agreement entered into in June 2009, management has concluded that its internal control over financial reporting was not effective as of the end of the period covered by this report due to management’s initial interpretation of generally accepted accounting principles related to this transaction.  In October 2010, management concluded the need to restate the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 related The Company determined that amounts received were not properly accounted for.

            Management believes the financial statements included in this Amended Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  In addition, management is working to identify and implement corrective actions, where required, to improve internal controls, including specific review of non-recurring transactions as was this case.

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

SUMMARY COMPENSATION TABLE

NAME AND                                                    STOCK          OPTION            ALL

PRINCIPAL                SALARY    BONUS   AWARDS       AWARDS       OTHER            TOTAL

POSITION      YEAR       ($)             ($)              ($)                     ($)              COMPEN-           ($)

                                                                                                                        SATION

                                                                                                                          ($) (1)

________________________________________________________________________________

Ronald S.         2007    $120,000         --               --                    --                $26,621           $146,072

Boreta              2008    $120,000         --               --                    --                $27,919           $147,919

                        2009    $120,000         --               --                    --                $29,919           $149,919

_________________

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

NAME AND ADDRESS                     AMOUNT AND NATURE                 PERCENT

OF BENEFICIAL OWNERS              OF BENEFICIAL OWNERSHIP       OF CLASS

Ronald S. Boreta                                              650,484 (1)                                 18.2%

6730 Las Vegas Blvd. S.

Las Vegas, NV  89119

ASI Group, LLC (5)                                        637,044 (6)                                 17.8%

c/o Agassi Enterprises, Inc.

3883 Howard Hughes Pkwy, 8th Fl.

Las Vegas, NV  89109

John Boreta                                                      511,890 (2)                                 14.3%

6730 Las Vegas Blvd. South

Las Vegas, NV  89119

Boreta Enterprises, Ltd.                                    360,784 (4)                                 10.1%

6730 Las Vegas Blvd. South

Las Vegas, NV  89119

Vaso Boreta                                                         3,853 (3)                                   0.1%

4211 Paradise Rd.

Las Vegas, NV  89119

William Kilmer                                                    34,000                                        1.0%

1853 Monte Carlo Way

Coral Springs, FL  33071

Cara Brunette                                                     34,000                                        1.0%

10337 Tiger Paws Place

Las Vegas, NV  89183

All Directors and Officers                                 722,337 (7)                                 20.2%

as a Group (4 persons)

____________________

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

(4)   Direct ownership of shares held by Boreta Enterprises Ltd., a limited liability company owned by Vaso, Ronald, and John Boreta.  Boreta Enterprises Ltd. Percentage ownership is as follows:

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $132,455 and $93,000 for the years ended December 31, 2009 and 2008, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,089,040 and $1,452,670 as of December 31, 2009 and 2008, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the years ended December 31, 2009 and 2008, the Company recognized rental income totaling $157,248 and $157,248.

Notes to Related Parts

The Company has various notes and interest payable to the following entities as of December 31, 2009 and 2008:

                                                                                      2009                   2008

Various notes payable to the Paradise Store

bearing 10% per annum and due on demand           $3,200,149            $3,363,473

Note payable to BE Holdings 1, LLC,

owned by the chairman of the board,

bearing 10% per annum and due on demand                 100,000                100,000

Various notes payable to SAGS, bearing 10%

per annum and due on demand                                     630,580                988,975

Various notes payable to the District Store,

bearing 10% per annum and due on demand                 85,000                    85,000

Note payable to SAGS for phone system,

payable in monthly payments of $457 through

2011                                                                            10,241                    16,269

Total                                                                       4,025,970               4,553,717

Less current portion                                                              -                     10,782

                                                                          $  4,025,970            $  4,542,935

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

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2009 are due and payable upon demand. At December 31, 2009, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of December 31, 2009 and 2008, accrued interest payable - related parties related to the notes payable – related parties totaled $3,890,858 and $3,467,379, respectively.

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

Saint Andrews is owned by Ronald Boreta and his brother, John Boreta. John Boreta is also a principal shareholder of the Company. The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION
2	Agreement for the Purchase And Sale of Assets, as amended	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated February 26, 1997

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment To Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.2	Stock Option Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.3	Promissory Note to Vaso Boreta	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.4	Lease Agreement between Urban Land of Nevada and All-American Golf Center, LLC	Incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.5	Operating Agreement for All-American Golf, LLC, a limited liability Company	Incorporated by reference to Exhibit 10.18 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.6	Lease and Concession Agreement with Sport Service Corporation	Incorporated by reference to Exhibit 10.20 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.7	Promissory Note of All- American SportPark, Inc. For $3 million payable to Callaway Golf Center	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.8	Guaranty of Note to Callaway Golf Company	Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for The year ended December 31, 1998

10.9	Forbearance Agreement Dated March 18, 1998 With Callaway Golf Company	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.10	Promissory Note to Saint Andrews Golf, Ltd.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form-KSB for the year ended December 31, 2005

10.11	Promissory Note to BE Holdings I, LLC	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

10.12	Promissory Notes to Saint Andrews Golf Shop Ltd. And BE District, LLC During 2007	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

10.13	Settlement Agreement with Urban Land of Nevada, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for The quarter ended September 31, 2008

10.14	Customer Agreement among All-American SportPark, Inc.; All-American Golf Center, Inc.; Saint Andrews Golf Shop, Ltd.; and Callaway Golf Company dated June 19, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on June 19, 2009
10.15	Stock Transfer Agreement among All-American SportPark, Inc.; Saint Andrews Golf Shop, Ltd. and All-American Golf Center, Inc. dated June 15, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on June 19, 2009
10.16	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.17	Addendum No. 2 to Employment Agreement between Ronald Boreta and All- American SportPark, Inc. dated June 15, 2009.	Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K filed on June 19, 2009

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for The year ended December 31, 2007

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 or the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U. S. C. Section 1350	Filed herewith electronically

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

All-American SportPark, Inc.

Las Vegas, NV

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc. and Subsidiary (“the Company”) as of December 31, 2009 (restated) and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2009 (restated). The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and Subsidiary as of December 31, 2009 (restated) and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 (restated) in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

March 26, 2010, except for Note 1f and 1g, as to which the date is December 21, 2010

Las Vegas, Nevada

All-American Sportpark, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2009 (Restated)	2008
Assets

Current assets:
Cash	$272,750	$-
Accounts receivable	1,193	1,478
Prepaid expenses and other	23,792	13,939
Total current assets	297,735	15,417

Property and equipment,
net of accumulated depreciation of $685,006 and $765,637, as of 2009 and 2008 respectively.	691,895	887,127
Total Assets	$989,630	$902,544

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$-	$17,631
Accounts payable and accrued expenses	154,091	81,670
Current portion of notes payable - related parties	4,025,970	4,542,935
Current portion of due to related parties	1,089,040	-
Accrued interest payable - related party	3,890,858	3,467,379
Total current liabilities	9,159,959	8,109,615

Long-term liabilities:
Loans payable - related parties	-	10,782
Interest payable - related parties	-	-
Due to related parties	-	1,452,671
Deferred rent liability	690,636	565,843

Total long-term liabilities	690,636	2,029,296

Commitments and Contingencies
Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 3,570,000 and 3,570,000 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	3,570	3,570
Additional paid-in capital	14,274,699	13,692,240
Accumulated deficit	(23,398,530)	(22,932,177)
Total All-American SportPark, Inc. stockholder’s (deficit)	(9,120,291)	(9,236,367)
Non controlling interest in subsidiary	259,326	-
Total stockholder’s (deficit)	(8,860,965)	(9,236,367)
Total Liabilities and Stockholders' Deficit	$989,630	$902,544

The accompanying notes are an integral part of these consolidated financial statements.

All-American Sportpark, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2009 (Restated)	2008

Revenue	$1,893,177	$2,183,185
Revenue – Related Party	157,248	157,248
Total Revenue	2,050,425	2,340,433

Cost of revenue	891,224	969,952

Gross profit	1,159,201	1,370,481

Expenses:
General & administrative	816,848	1,755,493
Impairment on property and equipment	117,562	-
Depreciation and amortization	88,897	85,001
Total expenses	1,023,307	1,840,494

Income (loss) from operations	135,894	(470,013)

Other income (expense):
Interest expense	(470,748)	(529,045)
Interest Income	81	-
Other income (expense)	110,175	1,091,812
Total other income (expense)	(360,492)	92,754

Net income (loss)	(224,598)	92,754
Net income attributable to non-controlling interests	241,755	-

Total net income (loss)	$(466,353)	$92,754

Weighted average number of
common shares outstanding-basic and fully diluted	3,570,000	3,519,000

Net income (loss) per share – basic and fully diluted	$(0.13)	$0.03

    The accompanying notes are an integral part of these consolidated financial statements.

All-American Sportpark, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 (Restated) and 2008

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL

	SHARES	AMOUNT
Balances, January 1, 2008
	3,502,000	$3,502	$13,677,008	(23,024,931)		(9,344,421)

Capital Contribution in the form of debt Extinguishment

	68,000	68	15,232			15,300

Net income				92,754		92,754

Balance December 31, 2008
	3,570,000	3,570	13,692,240	(22,932,177)		(9,236,367)

Transfer of interest in subsidiary in satisfaction of note payable- related party

	-	-	582,429	-	17,571	600,000

Net Loss			-	(466,353)	(241,755)	(708,108)

Balance December 31, 2009 (Restated)
	3,570,000	$3,570	$14,274,669	$(23,398,530)	$ (224,184)	($9,344,475)

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                        All-American Sportpark, Inc.
                                                                           consolidated statements of cash flows

                                                                                                            FOR THE YEARS ENDED

        DECEMBER 31,

	2009 (Restated)	2008

Cash flows from operating activities
Net income (loss)	$(224,598)	$92,754
Adjustments to reconcile net income (loss) to
net cash provided by operating activities
Depreciation expense	88,897	85,000
Impairment on property and equipment Stock based compensation	117,562 -	- 15,300
Changes in operating assets and liabilities:
Accounts receivable	285	4,189
Prepaid expenses	(9,853)	(8,466)
Bank overdraft	(17,631)	(35,842)
Accounts payable and accrued expenses	72,421	(111,489)
Deferred rent liability	124,793	(116,044)
Accrued interest payable – related parties	423,479	478,259
Net cash provided by operating activities	575,355	403,661

Cash flows from investing activities
Purchase of property and equipment	(11,227)	-
Net cash used by operating activities	(11,227)	-

Cash flows from financing activities
Proceeds (Payments) from related Parties	(363,631)	440,719
Payments on loans from related parties	(10,782)	-
Proceeds from loans – related parties	-	134,500
Proceeds from notes payable – related parties	83,035	-
Payments on notes payable – related parties	-	(907,322)
Payments on notes payable	-	(71,558)
Net cash provided by financing activities	(291,378)	(403,661)

Net increase (decrease) in cash	272,750	-
Cash – beginning	-	-
Cash – ending	$272,750	$-

Supplemental disclosures:
Interest paid	$1,459	$3,442
Income taxes paid	$-	$-

Supplemental disclosures of non-cash financing activities:	$600,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

All-American Sportpark, Inc.

Notes to Consolidated Financial Statements

Note 1 –ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a.                   PRINCIPLES OF CONSOLDIATION

The consolidated financial statements of All-American SportPark, Inc. (“AASP”) include the accounts of AASP and its wholly owned subsidiary, All-American Golf Center, Inc. (“AAGC”), collectively the “Company”.  All significant intercompany accounts and transactions have been eliminated.  The Company’s business operations consists solely of the Callaway Golf Center (“CGC”) are included in AAGC.

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

            d.         GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, for 2009, the Company had net loss of $(224,598).  As of December 31, 2009, the Company had a working capital deficit of $8,862,224 and a shareholders' equity deficiency of $9,120,291.

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

$750,000 received from Callaway for operating expenses of the Company in connection with the “Customer Agreement” referred to in Note 7 of the financial statements, which were originally recorded, as deferred marketing revenue should be immediately recognized and net with the related operating expenses of the Company.  These operating expenses were included in “General and administrative” expenses.  The result will be a reduction of such expenses by $750,000.

$554,552 received from Callaway for range and other leasehold improvements, which were originally recorded as deferred marketing revenue and property and equipment will be reversed.  This contribution from Callaway equaled the expenditures for the property and equipment.  Accordingly, the reversal will result in a value of $0.00 for such leasehold and range improvements.

As a result of the deferred marketing revenue reversal, $33,125 amortized as marketing revenue included in the “Revenue” line item will be reversed.

In addition to the changes related to Callaway, the loss attributable to noncontrolling interest was not correctly calculated for the year ended December 31, 2009.  As a result of the forgoing changes, the loss attributable to non-controlling interest totaling $201,780 will be changed to reflect an income attributable to non-controlling interest totaling $241,755.

The following table provides additional details regarding the changes to the statement of operations for the year ended December 31, 2009:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Revenue                                                           $      2,050,425      $      2,083,640      $         (33,215)

Cost of Revenue                                                          891,224             891,224(a)                           --

Gross Profit                                                              1,159,201          1,195,416(a)                 (33,215)

Expenses:

      General & administrative                                        816,848          1,566,848(a)               (750,000)

      Impairment on property and equipment                   117,562             117,562                               --

      Depreciation and amortization                                  88,897                88,897                               --

            Total expenses                                              1,023,307          1,773,307(a)               (750,000)

Income (loss) from operations                                      135,894            (577,891)                    716,785

Other income (expense)                                             (360,492)            (360,492)                              --

Net income (loss)                                                      (224,598)             (941,383)                  716,785

Net (income) loss attributable to

noncontrolling Interest                                                (241,755)              201,780                  (443,535)(b)

Total net income (loss)                                      $       (466,353)      $    (739,603)      $           273,250

(a)    Includes $397,399 in certain landscaping costs reclassified from general and administrative expenses to cost of revenues.

(b)    Includes the following:

Error in original calculation                                          $      92,310

Change due to corrections related to Callaway                  351,225

Total change to noncontrolling interest                         $    443,535

The following table provides additional details regarding the changes to the balance sheet as of December 31, 2009

                                                                                                        As previously

                                                                            As restated               reported                  Change

Current assets                                                   $         297,735      $         297,735      $                   --

Leasehold improvements and equipment                    1,246,447                 691,895               (554,552)

Total Assets                                                     $         989,630      $      1,544,182      $       (554,552)

Current liabilities                                               $      9,159,959      $      9,215,550      $         (55,591)

Long-term liabilities                                                      690,636              1,906,382            (1,215,746)

Total All-American SportPark, Inc. stockholders’

      (deficit)                                                            (9,120,291)            (9,393,541)               (273,250)

Noncontrolling interest in subsidiary                              259,326               (184,209)                 443,535

Total stockholders’ (deficit)                                    (8,860,965)            (9,577,750)                 716,785

Total liabilities and stockholders’

(deficit)                                                            $            989,630     $    1,544,182       $      (554,552)

            g.         RECLASSIFICATIONS

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $132,455 and $93,000 for the years ended December 31, 2009 and 2008, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,089,040 and $1,452,670 as of December 31, 2009 and 2008, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of December 31, 2009 and 2008:

                                                                                              2009                      2008

Various notes payable to the Paradise Store

bearing 10% per annum and due on demand                 $  3,200,149                $3,363,473

Note payable to BE Holdings 1, LLC,

owned by the chairman of the board,

bearing 10% per annum and due on demand                       100,000                     100,000

Various notes payable to SAGS, bearing 10%

per annum and due on demand                                            630,580                     988,975

Various notes payable to the District Store,

bearing 10% per annum and due on demand                         85,000                      85,000

Note payable to SAGS for phone system,

payable in monthly payments of $457 through

2011                                                                                    10,241                       16,269

Total                                                                               4,025,970                  4,553,717

Less current portion                                                                       -                       10,782

                                                                                    $ 4,025,970                $4,542,935

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

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2009 are due and payable upon demand. At December 31, 2009, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of December 31, 2009 and 2008, accrued interest payable - related parties related to the notes payable – related parties totaled $3,890,858 and $3,467,379, respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the years ended December 31, 2009 and 2008, the Company recognized rental income totaling $157,248 and $157,248.

5.  PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

                                                         2009                       2008

                                                 -----------------      -----------------

     Furniture and Equipment     $    136,402               $    278,233

     Other Leasehold

     Improvement                            282,376                     332,700

     Signage                                    206,360                     208,688

     Building                                    252,866                     252,866

     Land Improvements                 380,479                      540,098

     Landscape Equipment                53,727                               -

     Other                                         64,691                       40,179

                                                -----------------     -----------------

                                                  1,376,901                  1,652,764

     Less accumulated

      depreciation and

      amortization                          (685,005)              (765,637)

                                             -----------------     -----------------
                                             $    681,895           $    887,127

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

The Company is also obligated under a non-cancelable operating lease for equipment that expire year in 2009.

At December 31, 2009, minimum future lease payments under non-cancelable operating leases are as follows:

2010	$ 481,673.00
2011	$ 481,673.00
2012	$ 493,715.00
2013	$ 529,840.00
2014	$ 529,840.00
Thereafter	$ 4,371,184.00

$ 6,887,925.00

Total rent expense for all operating leases was $481,673 for 2009 and $486,060 for 2008.

Customer Agreement

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and St. Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. Pursuant to this agreement, AAGC shall expend an amount equal to or exceeding $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, AAGC will expend amounts to improve both their range facility as well as the golfing center. These improvements are to include Callaway Golf® branding elements. Callaway has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses of AAGC; 2) $750,000 towards facility improvements for both AAGC and St. Andrews Golf Shop; 3) $500,000 in range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC which will be repaid in golf merchandise to SAGS. AAGC will then be reimbursed by SAGS for AAGC’s expenditures in advertising as incurred. In substance, due to the related party nature of SAGS, the Company is also considered a customer of Callaway as it relates to this agreement. Therefore, we recognized the contributions from Callaway as follows:

•        Contribution of operating expenses totaling $750,000 (received July 2009) was presumed to be a reduction of such operating expenses and therefore reduced our “General and administrative” expense by that amount.

•        Contribution of range and other facility improvements totaling $554,552 were recorded as a reduction of the costs for those improvements. The contributions, which were made directly by Callaway to the applicable contractors and vendors completing the work, were exactly equal to the costs and therefore, no value as been recorded for these improvements.

The annual payments for advertising will begin in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018. Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in the form of monies as the golf related products are received.

8.  INCOME TAXES

Income tax expense (benefit) consists of the following:

                                      2009               2008

                                  ------------       ------------

    Current                $    (68,983)    $     31,536

    Deferred                      68,983          (31,536)

                                  ------------       ------------

                                 $       -             $       -

                                   =======        ========

The components of the deferred tax asset (liability) consisted of the following at December 31:

2009                 2008

          ----------           ----------

Deferred tax liabilities:

  Temporary differences related to:

  Depreciation                                                      $   (232,902)        $  (260,317)

Deferred tax assets:

  Net operating loss carryforward                            6,884,199            6,815,216

  Related party interest                                            1,316,970            1,172,987

  Deferred rent liability                                               234,816               192,387

  Other                                                                        12,596                11,406

                                                                                ----------          -----------

Net deferred tax asset before

 valuation allowance                                                8,215,679          7,931,679

  Valuation allowance                                             (8,215,679)       (7,931,679)

                                                                               ----------          -----------

                                                                            $     -             $      -

                                                                               ======          =======

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

A summary of changes in the status of the Company's outstanding stock options for the years ended December 31, 2009 and 2008 is presented below:

                                    2009                                 2008

                       -----------------------       ----------------------

                                Weighted                          Weighted

                                 Average                            Average

                                 Exercise                            Exercise

                          Shares        Price              Shares        Price

                       -----------------------       ----------------------

Beginning of year        -         $  -                75,000      $  4.00

  Granted                    -            -                       -                 -

  Exercised                 -            -                       -                 -

  Forfeited                  -            -                       -                 -

  Expired                    -            -                (75,000)            -

                       -----------------------       ----------------------

End of year                -            -                       -                 -

                       ==============       ================

Exercisable at

end of year                -             -                      -                 -

                       ==============       ================

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

On September 15, 2008, the Company entered into a settlement agreement with Urban Land pursuant to which all of the outstanding claims between Urban Land, the Company, and certain other related parties. As a result of the settlement agreement, the appeal pending before the Nevada Supreme Court and the arbitration proceedings involving the parties were ended.

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

The Company received the $850,000 during the year ended December 31, 2008 and recognized the settlement as part of other income (expense) totaling $1,019,812.

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

ALL-AMERICAN SPORTPARK, INC.

Dated:  December 22, 2010            By:_/s/ Ronald S. Boreta___  ______

Ronald S. Boreta, Chief Executive
Officer (Principal Executive Officer
and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                     TITLE                                           DATE

/s/ Vaso Boreta___________  Chairman of the Board            December 22, 2010

Vaso Boreta                             and Director

/s/ Ronald S. Boreta_______    President (Chief                     December 22, 2010

Ronald S. Boreta                      Executive Officer),

                                                Treasurer (Principal

                                                Financial Officer)

                                                and Director

/s/ William Kilmer________    Director                                  December 22, 2010

William Kilmer

/s/ Cara Brunette_________   Director                                  December 22, 2010

Cara Brunette