Form 10-Q/A
period 2010-03-31
ALL AMERICAN SPORTPARK INC
filed 2010-12-23
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2010 was 3,570,000 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for All American SportPark, Inc. (the “Company”) for the quarter ended March 31, 2010 is being filed to restate the financial statements and related disclosures as a result of a determination by the Company that the amounts received from the Callaway Golf Company (“Callaway”) under its customer agreement entered into in June 2009 were not accounted for properly.  The adjustments are as follows:

●     As a result of the elimination of deferred marketing revenue , the Company’s revenues in the quarter ended March 31, 2010 were decreased by the amount of amortized marketing revenue that was recorded.  In addition, depreciation expense related to the property and equipment was reduced.

●     We have restated the financial statements to include a capital lease that hadn’t been recorded properly during the first quarter of 2010.  This increased our capital lease obligation and depreciation expense by one month.

     Generally, no attempt has been made in this Amendment to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement.  This amendment does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission.

All-American Sportpark, inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Restated)
	(Restated)
Assets

Current assets:
Cash	$209,321	$272,750
Accounts receivable	18,674	1,193
Prepaid expenses and other	11,766	23,792
Total current assets	239,761	297,735

Property and equipment,
net of accumulated depreciation of $698,343 and $685,006,
respectively	801,884	691,895
Total Assets
	$1,041,645	$989,630
Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$194,046	$154,091
Current portion of notes payable related parties	4,024,120	4,025,970
Current portion due to related parties	1,085,651	1,089,040
Current portion of capital lease obligation	21,143	-
Accrued interest payable - related party	3,991,251	3,890,858
Total current liabilities	9,316,211	9,159,959

Long-term liabilities:
Long-term portion of capital lease obligation	75,245	-
Deferred rent liability	691,729	690,636
Total long-term liabilities	766,974	690,636

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares	3,570	3,570
authorized. 3,570,000 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively
Additional paid-in capital	14,274,669	14,274,669
Accumulated (deficit)	(23,583,764)	(23,398,530)
Total All-American SportPark, Inc. stockholders' (deficit)	(9,305,525)	(9,120,291)

Noncontrolling interest in net assets of subsidiary	263,985	259,326
Total stockholders' deficit	(9,041,540)	(8,860,965)

Total Liabilities and Stockholders' (Deficit)	$1,041,645	$989,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending
	March 31, 2010
	2010	2009
	(Restated)

Revenue	$489,024	$510,707
Revenue - Related Party	39,312	39,312

Total Revenue	528,336	550,019

Cost of revenue	158,815	203,302
	369,521	346,717

Expenses:
General and administrative expenses	423,333	382,376
Depreciation and amortization	15,443	20,583
Total expenses	438,776	402,959

Loss from operations	(69,255)	(56,243)

Other income (expense):
Interest expense	(111,320)	(128,517)
Other income (expense)	-	(14)
Total other income (expense)	(111,320)	(128,531)

Net loss	(180,575)	(184,774)
Net loss attributable to noncontrolling interests	(4,659)	-

Net loss attributable to All-American SportPark, Inc.	$(185,234)	$(184,774)

Net loss per share - basic and fully diluted	$(0.05)	$(0.05)

Weighted average number of
common shares outstanding - basic and fully diluted	3,570,000	3,570,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending
	March 31, 2010
	2010	2009
Cash flows from operating activities	(Restated)

Net (loss)	$(180,575)	$(184,774)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	15,443	20,583
Stock issued for services	-
Changes in operating assets and liabilities:
Accounts receivable	(17,481)	-
Prepaid expenses and other	12,026	(8,823)
Bank overdraft	-	(17,631)
Accounts payable and accrued expenses	39,955	76,979
Deferred rent liability	1,093	122,609
Accrued interest payable - related party	100,393	114,186
Net cash (used) by operating activities	(29,146)	123,129

Cash flows from investing activities
Purchase of property and equipment	(26,432)	-
Net cash used by operating activities	(26,432)	-

Cash flows from financing activities
Proceeds (payments) from related parties	(3,389)	(68,404)
Payments on loans from related parties	-	30,000
Proceeds on loans from related parties	-	(1,829)
Payments on capital lease obligation	(2,612)
Payments on notes payable - related party	(1,850)
Net cash provided (used) by financing activities	(7,851)	(40,233)

Net increase (decrease) in cash	(63,429)	82,894
Cash - beginning	272,750	-
Cash - ending	$209,321	$82,894

Supplemental disclosures:
Interest paid	$256	$-
Income taxes paid	$-	$-

Schedule of non-cash investing and financing activities
Assumption of capital lease obligation	$99,000	0

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

Note 2 – Going concern

As of March 31, 2010, we had an accumulated deficit of $23,583,764. In addition, the Company’s current liabilities exceed its current assets by $9,076,450 as of March 31, 2010. These conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 4 – Noncontrolling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At March 31, 2010, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of March 31, 2010, St. Andrews Golf Shop, our minority interest partner and a related party (see Note 6) held a $17,571 interest in the net asset value of our subsidiary AAGC and an $263,985 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $82,000 and $94,000 for the years March 310, 2010 and 2009, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,085,651 and $1,089,040 as of March 31, 2010 and December 31, 2009, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of March 31, 2010 and December 31, 2009, respectively:

                                                                                          2010                     2009

Various notes payable to the Paradise Store
bearing 10% per annum and due on demand     $          $3,200,149            $3,200,149

Note payable to BE Holdings 1, LLC,
owned by the chairman of the board,
bearing 10% per annum and due on demand                      100,000                 100,000

Various notes payable to SAGS, bearing 10%
per annum and due on demand                                           630,580                 630,580

Various notes payable to the District Store,
bearing 10% per annum and due on demand                        85,000                   85,000

Note payable to SAGS for phone system,
payable in monthly payments of $457 through
2011                                                                                     8,390                   10,241

Total                                                                      $      4,024,119      $      4,025,970

All maturities of related party notes payable and the related accrued interest payable as of March 30, 2009 are due and payable upon demand. At March 31, 2010, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of March 31, 2010 and December 31, 2009, accrued interest payable - related parties related to the notes payable – related parties totaled $3,991,251 and $3,890,858, respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the three month ending March 31, 2010 and 2009, the Company recognized rental income totaling $39,312 and $39,312 respectively.

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

The Company is also obligated under a non-cancelable operating lease for equipment that expire year in 2009.

At March 31, 2010, minimum future lease payments under non-cancelable operating leases are as follows:

2010	$ 361,255
2011	481,673
2012	493,715
2013	529,840
2014	529,840
Thereafter	4,371,184

$ 6,767,507

Total rent expense for all operating leases was $691,729 and $690,636 for March 31, 2010 and 2009.

Capital Lease

The company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 47 months in length and started on March 1, 2010.  The company realizes $2,620 a month in interest expense related to the lease.

The following is a schedule by year of future principal payments required under this lease agreement.

                                                            2010                                        $          15,623

                                                            2011                                                    23,080

                                                            2012                                                    25,941

                                                            2013                                                    29,157

                                                            2014                                                      2,587

                                                                                                            $          96,388

Accumulated depreciation for the Capital Lease as of March 31, 2010 and December 31, 2014 is $2,106 and $0 respectively

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

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018.  Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in monies as the related golf products are received.

Note 8 – Restatement

Amounts received from the Callaway Golf Company (“Callaway”) under its customer agreement entered into in June 2009 were not accounted for properly.  The original accounting and the effects of the resulting adjustments are as follows:

The $750,000 received from Callaway for operating expenses of the Company in connection with the “Customer Agreement” referred to in Note 7 of the financial statements, which were originally recorded as deferred marketing revenue was restated to immediately recognize such amount as revenue and net with the related operating expenses of the Company during 2010.

The $554,552 received from Callaway for range and other leasehold improvements, which were originally recorded as deferred marketing revenue and property and equipment was reversed for 2009.  This contribution from Callaway equaled the expenditures for the property and equipment.  Accordingly, the reversal will result in a value of $0.00 for such leasehold and range improvements as of December 31, 2009.

As a result of the deferred marketing revenue reversal, $30,235 amortized as marketing included in the “Revenue” line item has now been reversed for the three months ended March 31, 2010.

As a result of the forgoing changes, the loss attributable to noncontrolling interest for three months ended March 31, 2010, totaling $18,039 has been changed to reflect a loss attributable to noncontrolling interest of $4,659.

The following table provides additional details regarding the changes to the statement of operations for the three months ended March 31, 2010:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Revenue                                                           $         489,024      $         519,259      $         (30,235)

Revenue – Related Parties                                             39,312                   39,312

Total Revenue                                                             528,336                 558,571                 (30,235)

Cost of Revenue                                                          158,815                 158,815

Gross Profit                                                                 369,521                 399,756                 (30,235)

Expenses:

      General & administrative                                        423,333                 425,947                   (2,614)

      Depreciation and amortization                                  15,443                   13,337                     2,106

            Total expenses                                                438,776                 439,284                       (508)

Loss from operations                                                   (69,255)                 (39,528)                 (29,727)

Other income (expense)                                             (111,320)               (111,320)                             -

Net loss                                                                    (180,575)               (150,848)                 (29,727)

Net loss attributable to

noncontrolling Interest                                                    (4,659)                 (18,039)                   13,380

Total net loss                                                    $       (185,234)      $       (168,887)      $           16,347

Net loss per share – basic

and fully diluted                                                 $             (0.05)      $             (0.05)      $                     -

The following table provides additional details regarding the changes to the balance sheet as of March 31, 2010

                                                                                                        As previously

                                                                            As restated               reported                  Change

Current assets                                                   $         239,761      $         239,761      $                   --

Leasehold improvements and equipment                       801,884              1,259,542               (457,658)

Total Assets                                                     $      1,041,645      $      1,499,303      $       (457,658)

Current liabilities                                               $      3,991,251      $      3,991,251      $                     -

Long-term liabilities                                                      766,974              1,902,597            (1,135,623)

Total All-American SportPark, Inc. stockholders’

      (deficit)                                                            (23,583,764)          (23,840,667)              (256,903)

Noncontrolling interest in subsidiary                              263,985                 166,170                   97,815

Total stockholders’ (deficit)                                  (23,583,764)           (23,840,667)                256,903

Total liabilities and stockholders’

(deficit)                                                            $     1,041,645       $      1,499,303        $       (457,658)

Note 10 – Stockholders' deficit

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 10,000,000 shares of $0.001 par value common stock.

Preferred stock

As of March 310, 2010, we had no preferred shares issued and outstanding.

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

Overview of Current Operations

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and St. Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. Pursuant to this agreement, AAGC shall expend an amount equal to or exceeding $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, AAGC will expend amounts to improve both their range facility as well as the golfing center. These improvements are to include Callaway Golf® branding elements. Callaway has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses of AAGC; 2) $750,000 towards facility improvements for both AAGC and St. Andrews Golf Shop; 3) $500,000 in range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, which will be repaid in golf related products to SAGS. AAGC will then be reimbursed by SAGS for AAGC’s expenditures in advertising as incurred. In substance, due to the related party nature of SAGS, the Company is also considered a customer of Callaway as it relates to this agreement. As a result, we recognized the contributions from Callaway as follows:

•      Contribution of operating expenses totaling $750,000 (received July 2009) was treated as a reduction of operating expenses and therefore reduced our “General and administrative” expense by that amount during 2009.

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

Our agreement with Geneva Landscape Management ended January 31, 2010 after 5 years.  Geneva provided all of our landscape needs at approximately $32,000 a month.  We have taken the grounds keeping for the facility in-house starting February 1, 2010 and feel this will provide an overall savings to the company as well as allow us to have more of a personal say in the landscape needs of the facility Results of Operations for the three months ended March 30, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the three months ended March 30, 2010 compared to the three months ended March 30, 2009.

INCOME:

	For the three months ended March 30,		Increase (Decrease)
	2010	2009	$	%

Revenue	$489,024	$510,707	$(21,683)	(4.25)%
Revenue – Related Party	39,312	39,312	-	-
Cost of Sales	158,815	203,302	(44,487)	(21.88)%

Gross Profit	$369,521	$346,717	$22,804	6.58%

Gross Profit Percentage of Sales	70%	63%

Revenue

Our revenue for the three months ended March 31, 2010 was $489,024 compared to revenue of $510,707 in the three months ended March 31, 2009, a decrease of $21,683, or     (4.25)% from the same three-month period in the previous year. Revenues were slightly down during the first quarter of the year due to unseasonably cold weather.

Revenue Related Party for the three months ended March, 2010 was $39,312 and $39,312 for the same period through March 31, 2009.

Cost of sales/Gross profit percentage of sales

            Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies.  Our cost of sales for the three months ended March 31, 2010 was $158,815, a decrease of $44,487, or 21.88% from $203,302 for the same three month period ending March 31, 2009.  Our costs of decreased due to the conscious effort of our management to control payroll and other costs where applicable.

            Gross profit as a percentage of sales increased from 63% for the three months ended March 31, 2009 to 70% for the three months ended March 31, 2010 due to the the conscious effort of management to control payroll and other costs where applicable.  These controlled costs increased our overall gross profit for the three months.

EXPENSES:

	For the Three Months Ending		Increase (Decrease)
	March 31, 2010
	2010	2009
	Amount	Amount	$	%

Expenses:
General and administrative expenses	423,333	382,376	40,957	10.71%
Depreciation and amortization	15,443	20,583	(5,140)	(24.97)
Total expenses	438,776	402,959	35,817	8.89%

Loss from operations	(69,255)	(56,243)	(13,012)	23.14%

Other income (expense):
Interest expense	(111,320)	(128,517)	17,197	-13.38%
Other income (expense)	-	(14)	14	0.00%
Total other income (expense)	(111,320)	(128,531)	17,211	-13.39%

Net (loss)	(180,575)	(184,774)	4,199	-2.27%
Net (loss) attributable to noncontrolling interests	(4,659)	-	(4,659)	100.00%

Net income (loss) attributable to All-American SportPark, Inc.	$(185,234)	$(184,774)	(460)	0.25%

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.05)	-	-%

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 were $423,333, an increase of $40,957 or 10.71%, from $382,376 for the three months ended March 31, 2009.  Although the overall expenses related to AAGC are slightly up, the cost of maintaining a public company remain steady, with public company expenses being approximately $50,000 a year.  AAGC’s expenses slightly up due to some equipment we purchased to be utilized by our new ground keeping staff we brought in house after Geneva Landscape Maintenance ended their contract in January 2010.

Depreciation expense

            Depreciation and amortization expenses for the three months ended March 31, 2010 were $15,443, a decrease of $5,140, or 24.97%, from $20,583 for the three months ended March 31, 2009.  This decrease has to do with the elimination of some fixed asses at the end of 2009.

Total expenses

Our overall operating expenses increased with expenses totaling $438,776 for the three months ended March 31, 2010 compared to $402,959 for the three months ended March 31, 2009.  The increase in total expenses was $35,817 or 8.89% and was attributed to equipment purchased to be utilized by our new ground keeping staff we brought in house after Geneva Landscape Maintenance ended their contract in January 2010.

Loss from operations

We had a loss from operations in the amount of $69,255 for the three months ended March 31, 2010 versus a net operating loss of $56,243 for the three months ended March 31, 2009 a decrease of $13,012 or 23.14%

Interest Expense

Our interest expense decreased 13.40% from $128,517 for the three months ended March 31, 2009 to $111,302 for the three months ended March 31, 2010. This is attributed to the pay down of some inter-company debt, as well as the write off of some of the older unused fixed assets the end of 2009.

Net Income (Loss)

Our net loss for the three months ended March 31, 2010 was $185,234 (before non-controlling interest) as compared with net (loss) of 184,774 for the same period in 2009. This is an increase of 0.24% over the end of the first quarter in 2009.

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

The following table summarizes our current assets, liabilities, and working capital at March 31, 2010 compared to December 31, 2009.

	March 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$239,761	$297,735	(57,974)	(19.47)%
Current Liabilities	9,316,211	9,159,959	156,292	1.71%
Working Capital Deficit	$ (9,076,450)	$ (8,862,224)	(214,226)	(2.42)%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms because a transaction was not properly recorded in order for the Company’s  financial statements  to be prepared in accordance with generally accepted accounting principles, as discussed below

.

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

Subsequent to the Company receiving comment letters from the Securities and Exchange Commission (“SEC”) requesting further clarification of an agreement with and amounts received from the Callaway Golf Company ("Callaway") under the customer agreement entered into in June 2009, management has concluded that its internal control over financial reporting was not effective as of the end of the period covered by this report due to management’s initial interpretation of  generally accepted accounting principles  related to this transaction. In October 2010, management concluded the need to restate the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 related The Company determined that amounts received were not properly accounted for.

Management believes the financial statements included in this Amended Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. In addition, management is working to identify and implement corrective actions, where required, to improve internal controls, including specific review of non-recurring transactions as was this case.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings in which the Company is involved at this time.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

            We did not have any unregistered sales of equity securities during the quarter ended March 31, 2010 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

            We did not repurchase any of our equity securities during the quarter ended March 30, 2010.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  December 22, 2010                                                             By: /s/ Ronald Boreta

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