Form 10-Q/A
period 2010-06-30
ALL AMERICAN SPORTPARK INC
filed 2010-12-23
CIK 930245

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

The number of shares of Common Stock, $0.001 par value, outstanding on July 27, 2010 was 3,570,000 shares.

EXPLANATORY NOTE

This Amendment to the Form 10-Q for All American SportPark, Inc. (the “Company”) for the quarter ended June 30, 2010 is being filed to restate the financial statements and related disclosures as a result of a determination by the Company that the amounts received from the Callaway Golf Company (“Callaway”) under its customer agreement entered into in June 2009 were not accounted for properly.  The adjustments are as follows:

•        As a result of the elimination of deferred marketing revenue the Company’s revenues in the quarter ended June 30, 2010 were decreased by the amount of amortized marketing revenue that was recorded.  In addition, depreciation expense related to the property and equipment was reduced.

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

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2010	1
	(Unaudited) (Restated) and December 31, 2009 (Restated)

	Condensed Consolidated Statements of Operations for the Three	3
	And Six Months Ended June 30, 2010 and 2009 (Unaudited)
	(Restated)

	Condensed Consolidated Statements of Cash Flows For the	4
	Six Months Ended June 30, 2010 (Unaudited) (Restated)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition	14
	And Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II:	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Changes in Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Signatures		27

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
	(Restated)
Assets

Current assets:
Cash	$218,432	$272,750
Accounts receivable	1,025	1,193
Prepaid expenses and other	9,417	23,792
Total current assets	228,874	297,735

Property and Equipment
net of accumulated depreciation of $762,881 and $685,006, respectively	807,320	691,895
Total Assets	$1,036,194	$989,630

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$191,546	$154,091
Current portion of notes payable related parties	4,022,535	4,025,970
Current portion due to related parties	1,182,265	1,089,040
Current portion of capital lease obligation	21,770	-
Accrued interest payable - related party	4,014,431	3,890,858
Total current liabilities	9,432,547	9,159,959

Long-term liabilities:
Long-term portion of capital lease obligation	69,561	-
Deferred rent liability	694,859	690,636
Total long-term liabilities	764,420	690,636

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 4,522,123, and 3,570,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3,570	3,570
Additional paid-in capital	14,274,669	14,274,669
Accumulated (deficit)	(23,743,157)	(23,398,530)
Total All-American SportPark, Inc. stockholders' (deficit)	(9,464,918)	(9,120,291)

Noncontrolling interest in net assets of subsidiary	304,145	259,326
Total stockholders' deficit	(9,160,773)	(8,860,965)

Total Liabilities and Stockholders' (Deficit)	$1,036,194	$989,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	June 30, 2010		June 30, 2010
	2010	2009	2010	2009
	(Restated)		(Restated)

Revenue	$523,851	$599,102	$1,012,875	$1,109,809
Revenue - Related Party	39,012	39,012	78,624	78,624

Total Revenue	562,863	638,114	1,091,499	1,188,433

Cost of revenue	194,355	256,871	353,170	460,173
	368,508	381,243	738,329	728,260

Expenses:
General and administrative expenses	332,652	372,503	755,987	754,880
Depreciation and amortization	31,682	19,844	47125	40,427
Total expenses	364,334	392,347	803,112	795,307

Income (loss) from operations	4,174	(11,104)	(64,784)	(67,047)

Other income (expense):
Interest expense	(123,724)	(119,174)	(235,044)	(247,691)
Interest income	17	-	17	-
Other income (expense)	-	2,582	-	2,568
Total other income (expense)	(123,707)	(116,592)	(235,027)	(245,123)

Net income (loss)	(119,533)	(127,396)	(299,810)	(312,170)
Net income (loss) attributable to noncontrolling interests	40,160	3,365	44,819	3,365

Net income (loss) attributable to All-American SportPark, Inc.	$(159,693)	$(130,761)	$(344,627)	$(315,535)

Net income (loss) per share - basic and fully diluted	$(0.04)	$(0.04)	$(0.10)	$(0.09)

Weighted average number of
common shares outstanding - basic and fully diluted	3,570,000	3,570,000	3,570,000	3,570,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ending
	June 30, 2010
	2010	2009
Cash flows from operating activities	(Restated)

Net (loss)	$(299,808)	$(315,535)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	47,125	40,428
Stock issued for services	-	3,365
Changes in operating assets and liabilities:
Accounts receivable	168	(19,650)
Prepaid expenses and other	14,375	12,949
Accounts payable and accrued expenses	37,455	125,192
Deferred rent liability	4,223	122,610
Accrued interest payable - related party	123,573	228,372
Net cash provided (used) by operating activities	(72,889)	197,731

Cash flows from investing activities
Purchase of property and equipment	(63,550)	-
Net cash used by operating activities	(63,550)	-

Cash flows from financing activities
Bank overdrafts		(17,631)
Proceeds (payments) from related parties	93,225	(108,563)
Payments on capital lease obligation	(7,669)	-
Proceeds from notes payable - related parties	-	30,000
Payments on notes payable - related party	(3,435)	(3,201)
Net cash provided (used) by financing activities	82,121	(99,395)

Net increase (decrease) in cash	(5,318)	98,336
Cash - beginning	272,750	-
Cash - ending	$218,432	$98,336

Supplemental disclosures:
Interest paid	$91,223	$813
Income taxes paid	$-	$-

Schedule of non-cash investing and financing activities
Assumption of capital lease obligation	$-	$(600,000)
		15,969
Stock issued for Accrued Interest	$-	$584,031

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

Note 2 – Going concern

As of June 30, 2010, we had an accumulated deficit of $23,743,157. In addition, the Company’s current liabilities exceed its current assets by $8,396,353 as of June 30, 2010. These conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 4 – Noncontrolling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At June 30, 2010, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of June 30, 2010, St. Andrews Golf Shop, our minority interest partner and a related party (see Note 6) held a $304,145 interest in the net asset value of our subsidiary AAGC and an $(40,160) interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $54,666 and $62,665 for the years June 30, 2010 and 2009, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,182,265 and $1,089,040 as of June 30, 2010 and December 31, 2009, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of March 31, 2010 and December 31, 2009, respectively:

                                                                                         2010                          2009

Various notes payable to the Paradise Store
bearing 10% per annum and due on demand           $      3,200,149        $     3,200,149

Note payable to BE Holdings 1, LLC,
owned by the chairman of the board,
bearing 10% per annum and due on demand                      100,000                 100,000

Various notes payable to SAGS, bearing 10%
per annum and due on demand                                           630,580                 630,580

Various notes payable to the District Store,
bearing 10% per annum and due on demand                        85,000                   85,000

Note payable to SAGS for phone system,
payable in monthly payments of $457 through
2011                                                                                     6,806                   10,241

Total                                                                      $      4,022,535      $      4,025,971

All maturities of related party notes payable and the related accrued interest payable as of June 30, 2010 are due and payable upon demand. At June 30, 2010, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of June 30, 2010 and December 31, 2009, accrued interest payable - related parties related to the notes payable – related parties totaled $4,014,431 and $3,890,858, respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the six month ending June 30, 2010 and 2009, the Company recognized rental income totaling $78,624 and $78,624 respectively.

Note 6 – Commitments

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

The Company is also obligated under a non-cancelable operating lease for equipment that expire year in 2009.

At June 30, 2010, minimum future lease payments under non-cancelable operating leases are as follows:

2010	$ 240,836
2011	481,673
2012	493,715
2013	529,840
2014	529,840
Thereafter	4,371,184
$ 6,647,088

Total rent expense for all operating leases was $245,060 and $283,530 for June 30, 2010 and 2009.

Capital Lease

The company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 47 months in length and started on March 1, 2010.  The company realizes $10,480 a month in interest expense related to the lease.

The following is a schedule by year of future principal payments required under this lease agreement.

                                                            2010                                        $          10,566

                                                            2011                                                    23,080

                                                            2012                                                    25,941

                                                            2013                                                    29,157

                                                            2014                                                      2,587

                                                                                                            $          91,331

Accumulated depreciation for the Capital Lease as of June 30, 2010 and December 31, 2014 is $7,860 and $0 respectively

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

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018.  Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in the form of monies as the as the related golf products are received.  During the three and three months ending June 30, 2010, SAGS reimbursed AAGC  $0 and $31,642 respectively.

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

As a result of the deferred marketing revenue reversal, $30,163 and $60,398 amortized as marketing revenue included in the “Revenue” line item has been reversed for the three and six months ended June 30, 2010, respectively.

As a result of the forgoing changes, the loss attributable to noncontrolling interest for the three and six months ended June 30, 2010, totaling $51,442 and $69,921 has been changed to reflect a loss attributable to noncontrolling interest totaling 40,160 and $44,819, respectively.

The following table provides additional details regarding the changes to the statement of operations for the three months ended June 30, 2010:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Revenue                                                           $         523,851      $         554,014      $         (30,163)

Revenue – Related Parties                                            39,012                    39,012

Total Revenue                                                             562,863                 593,026                 (30,163)

Cost of Revenue                                                          194,355                 194,355

Gross Profit                                                                 368,508                 398,671                 (30,163)

Expenses:

      General & administrative                                        332,652                 330,038                   (2,614)

      Depreciation and amortization                                  31,682                   60,745                 (29,063)

            Total expenses                                                 364,334                 390,783                (31,677)

Income (loss) from operations                                          4,174                     7,888                   (3,714)

Other income (expense)                                             (123,707)               (123,707)                             -

Net income (loss)                                                      (119,533)               (115,819)                   (3,714)

Net income (loss) attributable to

noncontrolling Interest                                                    40,160                   51,882                 (11,722)

Net income (loss) attributable to

All-American SportPark, Inc.                           $       (159,693)      $       (167,701)      $           (8,008)

Net income (loss) per share – basic

and fully diluted                                                 $             (0.04)      $             (0.05)      $               0.01

The following table provides additional details regarding the changes to the statement of operations for the six months ended June 30, 2010:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Revenue                                                           $      1,012,875      $      1,073,273      $         (60,398)

Revenue – Related Parties                                            78,624                   78,624                              -

Total Revenue                                                          1,091,499              1,151,897                 (60,398)

Cost of Revenue                                                          353,171                 353,171                             -

Gross Profit                                                                 738,328                 798,726                 (60,398)

Expenses:

      General & administrative                                        755,987                 755,987                             -

      Depreciation and amortization                                  47,125                   74,082                 (26,957)

            Total expenses                                                 803,112                 830,069                (26,957)

Income (loss) from operations                                     (64,784)                 (31,343)                 (33,441)

Other income (expense)                                             (235,027)               (235,027)                             -

Net income (loss)                                                      (299,810)               (266,369)                 (33,441)

Net income (loss) attributable to

noncontrolling Interest                                                    44,819                   69,921                 (25,102)

Net income (loss) attributable to

All-American SportPark, Inc.                           $       (344,627)      $       (336,288)      $           (8,339)

Net income (loss) per share – basic

and fully diluted                                                 $             (0.10)      $             (0.09)      $             (0.01)

The following table provides additional details regarding the changes to the balance sheet as of December 31, 2009:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Current assets                                                   $         228,874      $         228,874      $                   -

Leasehold improvements and equipment                       807,320              1,334,915               (527,595)

Total Assets                                                     $      1,036,194      $      1,563,789      $       (527,595)

Current liabilities                                               $      4,014,431      $      4,014,431      $                     -

Long-term liabilities                                                      764,420              1,914,952            (1,150,532)

Total All-American SportPark, Inc.

stockholders’(deficit)                                              (9,464,918)            (9,729,829)               (264,911)

Noncontrolling interest in subsidiary                              304,145               (114,288)                 418,433

Total stockholders’ (deficit)                                  (23,743,157)          (24,008,068)                 264,911

Total liabilities and stockholders’

(deficit)                                                          $       1,036,194      $     1,563,790         $       (527,596)

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

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018.  Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in the form of monies as the as the related golf products are received.  During the three months ending June 30, 2010, SAGS reimbursed AAGC  $39,012.

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

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

INCOME:

	For the three months ended June 30,		Increase (Decrease)
	2010	2009	$	%

Revenue	$523,851	$$599,102	$(75,251)	(12.5)%
Revenue – Related Party	39,012	39,012	-	-
Cost of Sales	194,355	256,871	(62,516)	24%

Gross Profit	$368,508	$381,243	$(12,735)	(3)%

Gross Profit Percentage of Sales	65%	60%

Revenue

Our revenue for the three months ended June 30, 2010 was $523,851 compared to revenue of $599,102 in the three months ended June 30, 2009, a decrease of $75,251, or     (12.5)% from the same three-month period in the previous year. Revenues were down during the second quarter due to unseasonably cold weather for the Las Vegas area.

Revenue Related Party for the three months ended June, 2010 was $39,012 and $39,012 for the same period through June 30, 2009.

Cost of sales/Gross profit percentage of sales

            Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies.  Our cost of sales for the three months ended June 30, 2010 was $194,355, a decrease of $62,516, or 24% from $256,871 for the same three month period ending June 30, 2009.  Our costs of sales decreased due to the conscious effort of our management to control payroll and other costs where applicable.  Because we now receive range balls and employee uniforms through Callaway Golf Company as part of the Callaway Agreement which helps lower our cost of sales associated with the operation of the golf center.

            Gross profit as a percentage of sales increased from 60% for the three months ended June 30, 2009 to 65% for the three months ended June 30, 2010 due to the conscious effort of management to control payroll and other costs where applicable.  These controlled costs increased our overall gross profit for the three months.

EXPENSES:

	For the Three Months Ending		Increase/Decrease
	June 30, 2010
	2010	2009	$	%
	Amount	Amount

Expenses:
General and administrative expenses	$332,652	$372,503	(39,951)	(11)%
Depreciation and amortization	31,682	19,844	11,838	59.66%
Total expenses	364,334	392,347	(28,013)	(7)%

Income (loss) from operations	4,174	(11,104)	15,278	137.59%

Other income (expense):
Interest expense	(123,724)	(119,174)	(4,550)	(3.82)%
Other income (expense)	17	2,582	(2,565)	(99)%
Total other income (expense)	(123,707)	(116,592)	(7,115)	(6.10)%

Net (loss)	(119,533)	(127,396)	7,863	6.17%
Net income (loss) attributable to All-American SportPark, Inc.	40,160	3,365	36,795	1093.46%

Total net (loss)	$(159,393)	$(130,761)	(28,632)	(21.90)%

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 were $332,652, an decrease of $39,851 or 11%, from $372,503 for the three months ended June 30, 2009.  The cost of maintaining a public company remains steady, with public company expenses being approximately $50,000 a year.  AAGC’s expenses have slightly decreased due to bringing the Grounds keeping staff in house and through management’s conscious effort to curb spending where possible.

Depreciation expense

            Depreciation and amortization expenses for the three months ended June 30, 2010 were $31,682, an increase of $11,838, or 59.66%, from $19,844 for the three months ended June 30, 2009.  This increase has to do with the increase to fixed assets due to purchase of landscape equipment for our grounds keeping staff during the quarter ended June 30, 2010.

Total expenses

Our overall operating expenses decreased with expenses totaling $364,334 for the three months ended June 30, 2010 compared to $392,347 for the three months ended June 30, 2009.  The decrease in total expenses was $28,013 or 7% is attributable to the cost savings realized from the Callaway Agreement which provides range balls and employee uniforms.

Income (loss) from operations

Our income from operations for the three months ended June 30, 2010 was $4,174 versus a loss from operations of $11,104 for the three months ended June 30, 2009 an increase of $15,278 or 141.41%.  Both the decrease in Cost of Sales and in G & A expenses have lead to a net income in operations for the three months ended June 30, 2010.

Interest Expense

Our interest expense increased 3.82% from $119,174 for the three months ended June 30, 2009 to $123,724 for the three months ended June 30, 2010. This increase is consistent with the quarterly increase historically scene through the interest accrued on our notes payable – related parties.

Net Income (Loss)

Our net loss for the three months ended June 30, 2010 was $119,233 (before non-controlling interest) as compared with net (loss) of $127,396 for the same period in 2009. This is a decrease in loss of 6.17% over the end of the first quarter in 2009.

Results of Operations for the six months ended June 30, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

INCOME:

	For the six months ended June 30,		Increase (Decrease)
	2010	2009	$	%

Revenue	$1,012,875	$1,109,809	(96,934)	(8.73)%
Revenue – Related Party	78,624	78,624	-	0%
Cost of Sales	353,170	460,173	(107,003)	(23.25)%

Gross Profit	$738,329	$728,260	(10,069)	(1.38)%

Gross Profit Percentage of Sales	68%	61%

Revenue

Our revenue for the six months ended June 30, 2010 was $1,012,875 compared to revenue of $1,109,809 in the six months ended June 30, 2009, a decrease of $96,934, or     (8.73)% from the same six-month period in the previous year. Our overall revenue is down through the six-months ending June 30, 2010 by approximately 9%.  We believe that our revenue has declined less than the national average for the golf industry.  Our revenues are down the first six months of the year in rounds of golf played and the golf carts used for playing the course.  This is due to the unseasonably windy and cold weather experienced in Las Vegas during the first four and a half months of 2010.

Revenue Related Party for the three months ended June 30, 2010 was $78,624 and $78,624 for the same period in 2009.

Cost of sales/Gross profit percentage of sales

            Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies.  Our cost of sales for the six months ended June 30, 2010 was $353,170, a decrease of $107,003, or 23.25% from $460,173 for the same six month period ending June 30, 2009.  Our costs of goods improved for the six month period ending June 30, 2010 due to a conscience effort by our staff to curb operational expenses during the economic downturn.

            Gross profit as a percentage of sales increased from 61% for the six months ended June 30, 2009 to 68% for the six months ended June 30, 2010 due a conscious effort of our staff to curb spending during these tough economic times in Las Vegas and around the country.

EXPENSES:

	For the Six Months Ending June 30, 2010		Increase $

	2010	2009		Decrease %
	Amount	Amount
Expenses:
General and administrative expenses	$755,987	$754,880	1,107	1%
Depreciation and amortization	47,125	40,427	6,698	16.57%
Total expenses	803,112	795,307	7,805	1%

Loss from operations	(64,781)	(67,047)	(2,266)	(3)%

Other income (expense):
Interest expense	(235,044)	(247,691)	12,647	5%
Interest income	17	-	17	100%
Other income (expense)	-	2,538	(2,538)	(100)%
Total other income (expense)	(235,027)	(245,153)	(10,126)	(4.13)%

Net income (loss)	(299,810)	(312,170)	12,360	1.04%
Net income (loss) attributable to non-controlling interest	44,819	3,365	41,454	13.31%

Net income (loss) attributable to All-American SportPark)	(344,627)	(315,535)	29,092	1.09%

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 were $755,987, an increase of $1,107 or 1%, from $754,880 for the six months ended June 30, 2009.   The General and administrative expenses held steady with 2009 due to the managements conscious effort to keep costs down when possible.

Depreciation expense

            Depreciation and amortization expenses for the six months ended June 30, 2010 were $47,125, an increase of $6,698, from $40,427 for the six months ended June 30, 2009.  The slight increase in depreciation is attributed to some fixed assets purchased during 2010 to help the grounds keeping staff perform their duties.

Total expenses

Our overall operating expenses increased with expenses totaling $803,110 for the six months ended June 30, 2010 compared to $795,307 for the six months ended June 30, 2009, which was an increase of $7,803.  The slight increase in expenses is a tribute to management’s conscious effort to keep costs down when possible.

Income (loss) from Operations

We had a loss from operations in the amount of $64,781, for the six months ended June 30, 2010 versus a net loss of $67,047 for the six months ended June 30, 2009.  This is a difference of $2,266.  The decrease in loss from operations is consistent with the trend for the six months ending June 30, 2010 of a slight increase in our general and administrative expenses and total expenses.

Interest Expense

Our interest expense increased $12,647 or  5% from $247,651 for the six months ended June 30, 2009 to $235,044 for the six months ended June 30, 2010.  This decrease was due to a review of prior interest calculations associated with note payable – related parties and the corrected adjustment where needed.

Net Income (Loss)

Our net loss for the six months ended June 30, 2010 was $299,810 (before non-controlling interest) as compared with net income of $312,170 for the same period in 2009.  Our net loss decreased by $12,362 during the six months ended June 30, 2010 do to a conscious effort by management to cut costs and more effectively manage their expenses.

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

The following table summarizes our current assets, liabilities, and working capital at June 30, 2010 compared to December 31, 2009.

	June 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$228,874	$297,735	(68,861)	(23.31)%
Current Liabilities	9,432,547	9,159,959	(272,588)	(2.98)%
Working Capital Deficit	$ (9,203,673)	$ (8,862,224)	(341,449)	(3.85)%

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

As of June 30, 2010, our cash balance was $218,482. Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies.  Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we have secured a customer agreement with Callaway Golf that will add additional capital to help fund our operations.

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

Recent Accounting Developments

            The FASB Accounting Standards Codification is the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and

Exchange Commission.  This codification is designed to simplify U.S. GAAP into a single, topically ordered structure. 22

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

      Subsequent to the Company receiving comment letters from the Securities and Exchange Commission (“SEC”) requesting further clarification of an agreement with and amounts received from the Callaway Golf Company ("Callaway") under the customer agreement entered into in June 2009, management has concluded that its internal control over financial reporting was not effective as of the end of the period covered by this report due to management’s initial interpretation of  generally accepted accounting principles  related to this transaction. In October 2010, management concluded the need to restate the financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 related The Company determined that amounts received were not properly accounted for.24

      Management believes the financial statements included in this Amended Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. In addition, management is working to identify and implement corrective actions, where required, to improve internal controls, including specific review of non-recurring transactions as was this case.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  December 22, 2010                                                             By:  /s/Ronald Boreta

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