Form 10-Q/A
period 2010-09-30
ALL AMERICAN SPORTPARK INC
filed 2010-12-23
CIK 930245

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q of All American SportPark, Inc. (the "Company") for the third quarter ended September 30, 2010 is being filed to restate the financial statements and related disclosures as a result of a determination by the Company that amounts received from the Callaway Golf Company ("Callaway") under its customer agreement entered into in June 2009 were not accounted for properly. The original accounting and effects of the resulting adjustments are as follows:

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

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2010 (unaudited) and December 31, 2009 (Restated)	1

	Condensed Consolidated Statements of Operations (unaudited)
	For the Three and Nine Months Ended September 30, 2010
	and 2009 (restated)	3

	Condensed Consolidated Statements of Cash Flows (unaudited)
	For the Nine Months Ended September 30, 2010 and 2009 (restated).	4
	Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

Part II:	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Changes in Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
Assets

Current assets:
Cash	$89,699	$272,750
Accounts receivable	4,033	1,193
Prepaid expenses and other	6,481	23,792
Total current assets	100,213	297,735

Property and equipment,
net of accumulated depreciation of $762,881 and $689,006,
respectively	781,370	691,895
Total Assets
	$881,583	$989,630
Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$200,126	$154,091
Current portion of notes payable related parties	4,095,511	4,025,970
Current portion due to related parties	1,145,576	1,089,040
Current portion of capital lease obligation	22,415	-
Accrued interest payable - related party	4,037,302	3,890,858
Total current liabilities	9,500,930	9,159,959

Long-term liabilities:
Long-term portion of capital lease obligation	63,710	-
Deferred rent liability	694,271	690,636
Total long-term liabilities	757,981	690,636

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 4,522,123, and 3,570,000 shares issued and outstanding as of September 30, 2010 and
December 31, 2009, respectively	4,522	3,570
Additional paid-in capital	14,387,972	14,274,669

Accumulated (deficit)	(24,013,756)	(23,398,530)
Total All-American SportPark, Inc. stockholders' (deficit)	(9,621,262)	(9,120,291)

Noncontrolling interest in net assets of subsidiary	243,934	259,326
Total stockholders' deficit	(9,377,328)	(8,860,965)

Total Liabilities and Stockholders' (Deficit)	$881,583	$989,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending		For the Nine Months Ending
	September 30, 2010		September 30, 2010
	2010	2009	2010	2009
		(Restated)		(Restated)

Revenue	$401,728	$467,981	$1,414,303	$1,577,490
Revenue - Related Party	39,012	39,012	117,936	117,936

Total Revenue	440,740	506,993	1,532,239	1,695,426

Cost of revenue	184,638	216,229	537,808	670,120
	256,102	290,764	994,431	1,025,306

Expenses:
General and administrative expenses	402,588	(342,200)	1,158,574	418,962
Depreciation and amortization	26,750	24,421	73,875	64,848
Total expenses	429,338	(317,779)	1,232,449	483,810

Income (loss) from operations	(173,236)	608,543	(238,018)	541,496

Other income (expense):
Interest expense	(157,981)	(96,963)	(392,625)	(344,654)
Interest income	8	53	25	53
Other income (expense)	-	(30)	-	2,538
Total other income (expense)	(157,573)	(96,940)	(392,600)	(342,063)

Net income (loss)	(330,809)	511,603	(630,618)	199,433
Net income (loss) attributable to noncontrolling interests	(55,552)	359,591	(15,392)	362,956

Net income (loss) attributable to All-American SportPark, Inc.	$(275,257)	$152,012	$(615,226)	$(163,523)

Net income (loss) per share - basic and fully diluted	$(0.08)	$0.04	$(0.27)	$(0.05)

Weighted average number of
common shares outstanding - basic and fully diluted	3,642,444	3,570,000	3,594,413	3,570,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ending
	September 30, 2010
	2010	2009
Cash flows from operating activities		(Restated)

Net (loss)	$(630,618)	$199,433
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	73,875	64,848
Changes in operating assets and liabilities:
Accounts receivable	(2,840)	(4,122)
Prepaid expenses and other	17,311	(895)
Accounts payable and accrued expenses	46,035	64,825
Deferred rent liability	3,635	123,699
Accrued interest payable - related party	260,699	324,847
Net cash (used) by operating activities	(231,903)	772,635

Cash flows from investing activities
Purchase of property and equipment	(64,350)	-
Net cash used by operating activities	(64,350)	-

Cash flows from financing activities
Bank overdrafts	-	(17,631)
Proceeds (payments) from related parties	56,535	(267,286)
Payments on capital lease obligation	(12,874)	-
Proceeds from notes payable - related parties	139,082	30,000
Payments on notes payable - related party	(69,541)	(167,896)
Net cash provided (used) by financing activities	113,202	(422,813)

Net increase (decrease) in cash	(183,0510)	349,821
Cash - beginning	272,750	-
Cash - ending	$89,699	$349,821

Supplemental disclosures:
Interest paid	$361,938	$1,221
Income taxes paid	$-	$-

Schedule of non-cash investing and financing activities
Assumption of capital lease obligation	$99,000	$-

Stock issued for Accrued Interest	$114,255	$-

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

Note 4 – Noncontrolling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At September 30, 2010, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of September 30, 2010, St. Andrews Golf Shop, our minority interest partner and a related party (see Note 6) held a $243,934 interest in the net asset value of our subsidiary AAGC and an $362,956 interest in the net income from operations of AAGC.

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

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of September 30, 2010 and December 31, 2009, respectively:

                                                                                         2010                     2009

Various notes payable to the Paradise Store
bearing 10% per annum and due on demand     $          $3,200,149            $3,200,149

Note payable to BE Holdings 1, LLC,
owned by the chairman of the board,
bearing 10% per annum and due on demand                      100,000                 100,000

Various notes payable to SAGS, bearing 10%
per annum and due on demand                                           630,846                 630,580

Various notes payable to the District Store,
bearing 10% per annum and due on demand                        85,000                   85,000

Note payable to BE, III bearing 10% per annum
and due on demand                                                             75,000

Note payable to SAGS for phone system,
payable in monthly payments of $457 through
2011                                                                                     4,516                   10,241

Total                                                                            $4,095,511            $4,025,970

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

The Company is also obligated under a non-cancelable operating lease for equipment that expire year in 2009.

At September 30, 2010, minimum future lease payments under non-cancelable operating leases are as follows:

2010	$ 120,418
2011	481,673
2012	493,715
2013	529,840
2014	529,840
Thereafter	4,371,184
$ 6,526,670

Total rent expense for all operating leases was $364,544 and $364,537 for the nine months ended September 30, 2010 and 2009.

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

Accumulated depreciation for the Capital Lease as of September 30, 2010 and December 31, 2009 is $14,744 and $0 respectively

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

In addition to the changes related to Callaway, the loss attributable to noncontrolling interest was not correctly calculated for the periods ended September 30, 2010.  As a result of the forgoing changes, the loss attributable to non-controlling interest for the three and nine months ended September 30, totaling $207,237 and $203,872, respectively, will be changed to reflect an income attributable to non-controlling interest for the three and nine months ended September 30, totaling $359,951 and $362,956, respectively.

The following table provides additional details regarding the changes to the statement of operations for the nine months ended September 30, 2009:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Revenue                                                           $      1,577,490      $      1,591,379      $         (13,889)
Revenue – Related Parties                                           117,936                 117,936                            -

Total Revenue                                                          1,695,426              1,709,315                 (13,889)

Cost of Revenue                                                          670,120             670,120(a)                             -

Gross Profit                                                              1,025,306          1,039,195(a)                 (13,889)

Expenses:

      General & administrative                                        418,962          1,168,962(a)               (750,000)

      Depreciation and amortization                                  64,848                   64,848                             -

            Total expenses                                                 483,810          1,233,810(a)              (750,000)

Income (loss) from operations                                      541,496               (194,615)               (736,111)

Other income (expense)                                             (342,063)               (342,063)                             -

Net income (loss)                                                        199,433               (536,678)                 736,111

Net income (loss) attributable to

noncontrolling Interest                                                  362,956               (203,872)          (566,828)(b)

Total net income (loss)                                      $       (163,523)      $       (332,806)      $         169,283

Net income (loss) per share – basic

and fully diluted                                                 $             (0.05)      $             (0.09)      $               0.04

(a)    Includes $288,000 in certain landscaping costs reclassified from general and administrative expenses to cost of revenues.

(b)    Includes the following:

Error in original calculation                                                                                $         206,134

Change due to corrections related to Callaway                                                             360,694

Total change to noncontrolling interest                                                               $         566,828

The following table provides additional details regarding the changes to the statement of operations for the three months ended September 30, 2009:

                                                                                                        As previously

                                                                            As restated               reported                  Change

Revenue                                                           $         467,981      $         481,870      $         (13,889)

Revenue – Related Parties                                            39,012                    39,012                            -

Total Revenue                                                             506,993                 520,882                 (13,889)

Cost of Revenue                                                          216,229             216,229(c)                             -

Gross Profit                                                                 290,764             304,653(c)                 (13,889)

Expenses:

      General & administrative                                     (342,200)             407,800(c)               (750,000)

      Depreciation and amortization                                  24,421                   24,421                             -

            Total expenses                                              (317,779)             432,221(c)              (750,000)

Income (loss) from operations                                      608,543               (127,568)                 736,111

Other income (expense)                                               (96,940)                 (96,940)                             -

Net income (loss)                                                        511,603               (224,508)                 736,111

Net income (loss) attributable to

noncontrolling Interest                                                  359,591               (207,237)             566,828(d)

Total net income (loss)                                      $         152,012      $        (17,271)      $         169,283

Net income (loss) per share – basic

and fully diluted                                                 $               0.04      $             (0.00)      $               0.04

(c)    Includes $96,000 in certain landscaping costs reclassified from general and administrative expenses to cost of revenues.

(d)    Includes the following:

Error in original calculation                                                                                $         206,134

Change due to corrections related to Callaway                                                             360,694

Total change to noncontrolling interest                                                               $         566,828

The following table provides additional details regarding the changes to the balance sheet as of December 31, 2009

                                                                                                        As previously

                                                                            As restated               reported                  Change

Current assets                                                   $         297,735      $         297,735      $                   --

Leasehold improvements and equipment                    1,246,447                 691,895               (554,552)

Total Assets                                                     $         989,630      $      1,544,182      $       (554,552)

Current liabilities                                               $      9,159,959      $      9,215,550      $         (55,591)

Long-term liabilities                                                      690,636              1,906,382            (1,215,746)

Total All-American SportPark, Inc. stockholders’

      (deficit)                                                            (9,120,291)            (9,393,541)               (273,250)

Noncontrolling interest in subsidiary                              259,326               (184,209)                 443,535

Total stockholders’ (deficit)                                    (8,860,965)            (9,577,750)                 716,785

Total liabilities and stockholders’

(deficit)                                                            $         989,630       $     1,544,182       $       (554,552)

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

INCOME:

	For the three months ended September 30,		Increase (Decrease)
	2010	2009	$	%

Revenue	$401,728	$467,981	(66,253)	(14.16)%
Revenue – Related Party	39,012	39,012	-	-
Cost of Sales	184,638	216,229	(31,591)	(14.61)%

Gross Profit	$256,102	$290,764	(34,662)	(11.92)%

Gross Profit Percentage of Sales	58%	57%

Revenue

Our revenue for the three months ended September 30, 2010 was $401,728 compared to revenue of $467,981 in the three months ended September 30, 2009, a decrease of $66,253, or (14.61)% from the same three-month period in the previous year. Our overall revenue was down for the three months ending September 30, 2010 by approximately 15% due to the economic downturn facing Las Vegas and the rest of our country.

Related party revenue for the three months ended September, 2010 was $39,012 and $39,012 for the same period through September 30, 2009.

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

            Gross profit as a percentage of sales stayed approximately the same at 58% for the three months ended September 30, 2010 and September 30, 2009.

EXPENSES:

	For the Three Months Ending September 30,

	2010	2009	Increase $	Decrease %
	Amount	Amount
Expenses:
General and administrative expenses	402,588	(342,200)	744,788	217.65%
Depreciation and amortization	26,750	24,421	2,329	9.54%
Total expenses	429,338	(317,779)	747,117	235.11%

Income (loss) from operations	(173,236)	608,543	(781,779)	(128.47)%

Other income (expense):
Interest expense	(157,581)	(96,963)	(60,618)	(62.52)%
Interest income	8	53	(45)	(84.9)%

Other income (expense)	-	(30)	30	100%
Total other income (expense)	(157,573)	(96,940)	(60,633)	62.55%
			-
Net income (loss)	(330,809)	511,603	(842,412)	(164.66)%
Net income (loss) attributable to noncontrolling interests	(55,552)	359,591	415,143	(115.45)%
			-
Net income (loss) attributable to All-American SportPark, Inc.	$(275,257)	$52,012	(427,269)	(281.08)%

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 were $402,588, an increase of $744,788 or 217.65%, from $(342,200) for the three months ended September 30, 2009. The increase is primarily a result of the $750,000 received under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period

Depreciation expense

            Depreciation and amortization expenses for the three months ended September 30, 2010 were $26,750, an increase of $2,329, or 9.54%, from $24,421 for the three months ended September 30, 2009.  The slight increase in depreciation is attributed to some fixed assets purchased during 2010 to help the grounds keeping staff perform their duties.

Total expenses

Our overall operating expenses increased with expenses totaling $429,338 for the three months ended September 30, 2010 compared to ($317,779) for the three months ended September 30, 2009.  The increase is primarily a result of the $750,000 received under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period.

Income (loss) from operations

We had a loss from operations in the amount of $173,236 for the three months ended September 30, 2010 versus a net income of $608,543 for the three months ended September 30, 2009.

Interest Expense

Our interest expense increased 62.5% from $96,963 for the three months ended September 30, 2009 to $157,581 for the three months ended September 30, 2010. The increase is attributed the continued interest calculated for notes payable on a monthly basis, as well as interest associated with the capital lease.

Net Income (Loss)

Our net loss for the three months ended September 30, 2010 was $330,809 (before non-controlling interest) as compared with net income of $511,603 for the same period in 2009. The difference is due to the fact that the credit against general and administrative of $750,000 in 2009 made the expenses significantly lower during 2009.

Results of Operations for the nine months ended September 30, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

INCOME:

	For the nine months ended September 30,		Increase (Decrease)
	2010	2009	$	%

Revenue	$1,414,303	$1,577,490	(163,187)	(10.34)%
Revenue – Related Party	117,936	117,936	-	0%
Cost of Sales	537,808	670,120	(132,312)	(19.75)%

Gross Profit	$994,431	$1,025,306	(30,875)	(3.01)%

Gross Profit Percentage of Sales	65%	60%

Revenue

Our revenue for the nine months ended September 30, 2010 was $1,414,303 compared to revenue of $1,577,490 in the nine months ended September 30, 2009, a decrease of $163,187, or     (10.34)% from the same nine-month period in the previous year. Our overall revenue is down through the nine-months ending September 30, 2010 by approximately 15% due to the economic downturn facing Las Vegas and the rest of our country.

Revenue Related Party for the three months ended September 30, 2010 was $117,936 and $117,936 for the same period in 2009.

Cost of sales/Gross profit percentage of sales

            Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies.  Our cost of sales for the nine months ended September 30, 2010 was $537,808, a decrease of $132,312 or (19.75)% or $670,120 for the same nine month period ending September 30, 2009.  Our costs of goods improved for the three month period ending September 30, 2010 due to a conscience effort by our staff to curb operational expenses during the economic downturn.

            Gross profit as a percentage of sales increased from 60% for the nine months ended September 30, 2009 to 65% for the nine months ended September 30, 2010 due a conscious effort of our staff to curb spending during these tough economic times in Las Vegas and around the country.

EXPENSES:

	For the Nine Months Ending
	September 30, 2010
	2010	2009	Increase	Decrease
	Amount	Amount	$	%
Expenses:
General and administrative expenses	$1,158,574	$418,962	739,612	176.73%
Depreciation and amortization	73,785	64,848	8,937	13.78%
Total expenses	1,232,449	483,810	748,639	154.74%

Income (loss) from operations	(238,018)	541,496	(779,514)	(143.96)%

Other income (expense):
Interest expense	(392,625)	(344,654)	(47,971)	(13.92)%
Interest income	25	53	(28)	(52.83)%
Other income (expense)	-	2,538	(2,538)	(100)%
Total other income (expense)	(392,600)	(342,063)	(50,537)	(14.77)%
			-
Net income (loss)	(630,618)	199,433	830,051	416.21%
Net income (loss) attributable to noncontrolling interests	(15,392)	362,956	(378,3438)	(104.24)%
			-
Total net income (loss)	$(615,226)	$(163,523)	(451,703)	(276.23)%

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 were $1,158,574, an increase of $739,612 or 176.53%, from $418,962 for the nine months ended September 30, 2009.   The increase in operating expenses in 2010 was due to the fact that the Company received $750,000 under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period.

Depreciation expense

            Depreciation and amortization expenses for the nine months ended September 30, 2010 were $73,875, an increase of $8,937, or 13.78%, from $64,848 for the nine months ended September 30, 2009.  The slight increase in depreciation is attributed to some fixed assets purchased during 2010 to help the grounds keeping staff perform their duties.

Total expenses

Our overall operating expenses increased with expenses totaling $1,234,449 for the nine months ended September 30, 2010 compared to $483,810 for the nine months ended September 30, 2009.  The increase in total expenses in 2010 was due to the fact that the Company received $750,000 under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period.

Loss from operations

We had a loss from operations in the amount of $238,018 for the nine months ended September 30, 2010 versus a net income of $541,496 for the nine months ended September 30, 2009.  This is a difference of $779,514.  The decrease in operating expenses in 2010 was due to the fact that the Company received $750,000 under the Customer Agreement with Callaway for operating expenses in July 2009 which offset general and administrative expenses for that period.

Interest Expense

Our interest expense increased 13.92% from $344,654 for the nine months ended September 30, 2009 to $392,625 for the nine months ended September 30, 2010.  The increase is attributed the continued interest calculated for notes payable on a monthly basis, as well as interest associated with the capital lease.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2010 was $630,618 (before non-controlling interest) as compared with net income of $199,433 for the same period in 2009.

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

The following table summarizes our current assets, liabilities, and working capital at September 30, 2010 compared to December 31, 2009.

	September 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$ 100,213	$ 297,735	(197,522)	(66.34)%
Current Liabilities	9,500,930	9,159,959	340,325	3.72%
Working Capital Deficit	$ (9,400,717)	$ (8,862,224)	(538,493)	(6.08)%

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