Form 10-K
period 2010-12-31
ALL AMERICAN SPORTPARK INC
filed 2011-03-24
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
                For the fiscal year ended December 31, 2010

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ¨ No  ☒

     As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $187,000, based on the closing price of the Common Stock on the OTC Bulletin Board of $0.11 per share on that date.

     The number of shares of Common Stock, $0.001 par value, outstanding March 23, 2011 was 4,522,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-K
	INDEX
		Page Number

PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS	7
ITEM 2.	PROPERTIES	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	(REMOVED AND RESERVED)	7

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8

ITEM 6.	SELECTED FINANCIAL DATA	9
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUTMARKET RISK	15
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	15
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15

ITEM 9A.	CONTROLS AND PROCEDURES	15
ITEM 9B.	OTHER INFORMATION	16

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	16
ITEM 11.	EXECUTIVE COMPENSATION	28

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

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of the two 5-year options to extend in July 2012 and July 2017. For the years ended December 31, 2010 and 2009, the Company recognized rental income totaling $157,248 and $157,248 respectively.

In 1997, the LLC’s original ownership was 80% by the Company and 20% by Callaway. Callaway agreed to contribute $750,000 of equity capital and loan the LLC $5,250,000. The Company contributed the value of expenses incurred relating to the design and construction of the golf center and cash in the combined amount of $3,000,000. Callaway’s loan to the LLC had a ten-year term with interest at ten percent per annum. The principal was due in 60 equal monthly payments commencing five years after the CGC opened.

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

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and St. Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. As part of the agreement, that continues through 2013 and automatically extends until December 31, 2018, Callaway invested money to improve both AAGC’s range facility as well as the golfing center. They also provide advertising expense each year paid for by AAGC and reimbursed in golf merchandise to SAGS. AAGC is then reimbursed by SAGS for AAGC’s expenditures in advertising as incurred.

Pursuant to this agreement, AAGC is required to expend at least $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, pursuant to the Customer Agreement AAGC has expended amounts to improve both its range facility as well as the golfing center. These improvements include Callaway Golf® branded elements. Callaway agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses of AAGC; 2) $750,000 towards facility improvements for both AAGC and St. Andrews Golf Shop; 3) $500,000 in range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, which will be repaid in golf merchandise to SAGS. AAGC will then be reimbursed by SAGS for AAGC’s expenditures in advertising as incurred.

LIABILITY INSURANCE

The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

The marketing program for the CGC is focused primarily on the local individual customer’s with increasing emphasis on the individual tourist market because of CGC’s proximity to most of the major resorts in Las Vegas. The CGC focuses its marketing efforts principally on print media that has proven to be effective for the local market. For the tourist market, the Company has instituted a taxi program, rack cards, and print media in tourist publications that are located in the Las Vegas hotels and hotel rooms. Also, the CGC has implemented programs to attract more group events, clinics, and other special promotional events. In February of 2004, a 30 ft. pylon sign with a reader board was installed in front of the CGC. The sign makes the general public aware of various programs, specials and information on events and other activities taking place within the CGC. Once installed, the CGC began random customer information surveys to provide information on how guests heard of the CGC. Over half stated that they came into the CGC because they saw the sign.

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

In connection with the agreement with Callaway that was signed in June of 2009, during 2010 the Company hired R and R Partners, a local marketing and public relations firm to plan and implement strategic marketing for the facility that would best reach their target audience and increase awareness of the facility to both local residents and tourists. Beginning in 2011, the Company has handled most of the marketing efforts itself.

The Company uses social media, such as Facebook and Twitter, and also updates the CGC website at www. cgclv. com in order to keep guests updated on specific events and current pricing. The Company also utilizes email blasts to the CGC’s customer base. All of these help to keep the name of the CGC before its guests and potential guests creatively.

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

EMPLOYEES

As of March 23, 2011, there were 4 full-time employees and 1 part-time employee at the Company’s executive offices, and 2 full-time and 28 part-time employees at the CGC.

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

The CGC has had two tenant operations: (1) the St. Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years ending in 2012 and (2) the Back Nine Grill restaurant and bar, for which the lease expired in January 2011.

The Company signed a lease with a new restaurant tenant on January 25, 2011. That tenant is in the midst of upgrading and remodeling the restaurant and expects to open in April 2011. The lease is for a period of 5 years. The tenant will pay an initial base rent of $4,000 a month which will increase by 4% each year and an additional percentage rent based on sales that includes a different rent basis for catering sales.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company’s business.

ITEM 4. (REMOVED AND RESERVED)

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

	HIGH	LOW
Year Ended December 31, 2010:
First Quarter	$0.13	$0.12
Second Quarter	$0.165	$0.11
Third Quarter	$0.30	$0.07
Fourth Quarter	$0.40	$0.16

Year Ended December 31, 2009:
First Quarter	$0.13	$0.05
Second Quarter	$0.27	$0.10
Third Quarter	$0.24	$0.11
Fourth Quarter	$0.16	$0.12

HOLDERS

The number of holders of record of the Company’s $.001 par value common stock as of March 23, 2011 was approximately 1,040. This does not include approximately 1,000 shareholders’ who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

There were no sales of unregistered securities during the year ended December 31, 2010 that have not been reported in a report on Form 10-Q or 8-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers of fair value measurements, including description and reason for transfer. It also requires additional disclosures of presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends FASB Accounting Standards Codification Topic 310, Receivables, improving the disclosures that an entity provides about the credit quality of its receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to separate, by segment or class of financing receivables, certain disclosures and provide certain new disclosures receivables and related credit losses. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU provides that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as if the business that occurred had occurred at the beginning of the prior annual period when preparing current and prior year reporting. The guidance also requires that a narrative description regarding the nature and amount of material that is nonrecurring, be included in reporting revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements

OVERVIEW

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

The advertising contribution provided by the Customer Agreement helped us to differentiate ourselves in the marketplace. In addition, the $750,000 of operating cash has helped us improve our facility and improve our services while lowering our interest expenses. The combined contribution of approximately $1,250,000 for improvement of our facilities has given us a competitive advantage, primarily due to the lack of capital available for improvements among our competitors, giving us the benefit of a state-of-the art driving range, upgraded fitting bay technology, graphics, and marketing improvements such as exterior signage.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2010 VERSUS YEAR ENDING DECEMBER 31, 2009.

REVENUES. Revenues of the Callaway Golf Center (“CGC”) for 2010 decreased by $90,901 to $1,959,524 compared to $2,050,425 in 2009. Golf course green fees decreased by $96,413 in 2009 to $558,660 in 2010 compared to $655,073 in 2009. This was due to the unseasonably cold weather in the first half of 2010 and the effects that Las Vegas is still feeling from the economic downtown suffered over the past few years. Driving Range revenue increased for 2010 by $55,987 to $784,601 in 2010 compared to $728,614 in 2009. With money being more carefully spent, in 2010 guests seemed to prefer just hitting balls at a lower rate, than actually playing an entire round of golf. Rentals for golf carts and golf clubs decreased in 2010 by $41,794 to $271,593, as compared to $313,387 in 2009. With less tourists visiting Las Vegas, there was less need for rental clubs and rental carts during 2010. Golf lesson revenues were down by $31,162 to $92,893 for 2010 compared to $124,055 for 2009. This decrease is attributed the unseasonably cold weather in December that prevented the golf instructors from giving lessons as well as the economic downturn that has affected our country over the past few years.

COST OF REVENUES

Costs of revenues decreased by $200,436 to $690,788 for 2010 as compared to $891,224 in 2009. This decrease is attributed to the managements conscious effort to reduce cost of sales where necessary, which included streamlining operations, including staff adjustments. Other cost of goods, mainly comprised of miscellaneous golf supplies, increased by $10,189 to $70,107 in 2010 as compared to $59,918 in 2009.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs. These expenses increased by $765,429 to $1,582,277 in 2010 from $816,848 in 2009. Due to the offsetting of the Callaway agreement’s initial investment in 2009, the expenses for the Company was up in 2010 when compared to the prior year. Our legal expenses were relatively even down by only $449 to $37,799 in 2010 as compared to $38,248 in 2009. This was due to the fewer legal issues for 2010. A one-time payment of $750,000 was received in 2009, which was to cover the G&A expenses related to the operating of the Company was received from Callaway as part of the new customer agreement and recorded as a reduction of the related operating costs. This had a substantial impact on the G&A expenses of the Company for 2009.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2010, there was no impairment on property and equipment as compared to $117,562 of impairment recorded in 2009.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $9,308 in 2010 to $98,205 from $88,897 in 2009. This increase was a result of the capital lease that was signed in 2010 for golf carts. This capital lease ends in 2014.

OTHER INCOME AND INTEREST EXPENSE

Interest expense increased in 2010 by $46,252 to $517,000 in 2010 from $470,748 in 2009. This increase was due to the continued related party loans that the Company carries.

NET INCOME (LOSS)

In 2010, the net loss (before non-controlling interest) was $933,912 as compared to net loss of $224,598 in 2009. The increased net loss is due to the recording of the $750,000 as a credit to revenue for 2009. Excluding the $750,000 credit in 2009, the net loss for 2010 was actually slightly down from the prior year.

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

Nevertheless, for reasons described below and in Note 1 to the consolidated financial statements, in its report dated March 23, 2011 the Company’s independent auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

As of December 2010, the Company had a working capital deficit of $9,656,979 as compared to a working capital deficit of $8,862,224 in December 2009. This change was due primarily to the continued increase in the interest associated with the notes payable for which the Company currently is responsible.

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

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-

looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

The consolidated financial statements are set forth on pages F-1 through F-22 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Section 989G of the Dodd Frank Wall Street Reform and Consumer Protection Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	48	President, Chief Executive Officer,
		Treasurer, Secretary and Director
Vaso Boreta	76	Chairman of the Board of Directors
William Kilmer	70	Director
Cara Corrigan	49	Director

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

VASO BORETA has served as Chairman of the Board of Directors since August 1994, and has been an Officer and Director of the Company since its formation in 1984. In 1974, Mr. Boreta first opened a specialty business named “Las Vegas Discount Golf & Tennis,” which retailed golf and tennis equipment and accessories. He was one of the first retailers to offer pro-line golf merchandise at a discount. He also developed a major mail order catalog sales program from his original store. Mr. Boreta operated his original store, which moved to a new location near the corner of Flamingo and Paradise roads in Las Vegas until that store closed in 2010. Vaso Boreta was selected to serve as a Director because of his long experience in the retail golf merchandise business.

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

CARA CORRIGAN was an employee of the Company beginning in 1997 starting as the Assistant Controller and then became the Executive Assistant to the President (Ronald Boreta) in 1999 and served as his assistant until June of 2008 when she left to work for the Reno Sparks Convention Center as a Catering Sales Manager. She worked for the Reno Sparks Convention Center from June 2008 to June 2009. In June of 2009, she returned to the Company and has served as its Corporate Controller since that time. Ms. Corrigan has been a dedicated employee with the Company and has been well aware of the activities and direction of the Company. She has gained knowledge about the golf industry through the many individuals she has met while employed with the Company, and has used that information to help advise the Company with regard to many aspects of its business. Mrs. Corrigan was remarried in 2010 changing her last name from Brunette to Corrigan.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2010 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION		SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	. ALL OTHER COMPEN- SATION ($) (1)	TOTAL ($)
	YEAR

Ronald S. Boreta President	2008	$120,000	--	--	--	$27,919	$147,919
	2009	$120,000	--	--	--	$29,919	$149,919

	2010	$120,000	$5,000	--	--	$23,207	$148,207

(1)	Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use. For 2008, these amounts were $11,331 for club members and $16,588 for an automobile. For 2009, these amounts were $13,604 for club memberships and $16,315 for an automobile. For 2010, these amounts were $10,093 for club memberships and $13,114 for an automobile.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2010.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In October 2006, William Kilmer received 34,000 shares for his prior service as a director. In 2007, Cara Brunette received 34,000 shares of stock as an employee of the Company. During 2010 and 2009, no compensation was paid to the Company's directors for their services in that capacity.

Cara Corrigan is an employee of the Company and receives an annual salary of $60,000 as its Corporate Controller.

EMPLOYMENT AGREEMENT

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he receives base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 beginning the year ended December 31, 1996. The employment agreement is automatically extended for additional one-year periods unless 60 day’s- notice of the intention not to extend is given by either party. Ronald S. Boreta also receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company. As part of the Callaway agreement signed in June of 2009, Mr. Boreta's employment agreement was extended until 2018 or as long as Callaway Golf Company is involved in the Callaway Golf Center.

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

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2011 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ronald S. Boreta 6730 Las Vegas Blvd. S. Las Vegas, NV 89119	650,484	(1)	14.40%

ASI Group, LLC Investment AKA, LLC c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	1,589,167	(5)	35.10%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	511,890	(2)	11.30%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784	(4)	8.00%

Vaso Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	3,853	(3)	0.01%

William Kilmer 1853 Monte Carlo Way Coral Springs, FL 33071	34,000	(6)	0.08%

Cara Corrigan 10337 Tiger Paws Place Las Vegas, NV 89183	34,000	(6)	0.08%

All Directors and Officers as a Group (4 persons)	722,337	(7)	14.57%

_________________________________

(1)	Includes 402,229 shares held directly and 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.
(2)	Includes 403,168 shares held directly and 108,704 shares, which represents John Boreta's share of the Common Stock held by Boreta Enterprises Ltd.
(3)	Includes 28 shares held directly and 3,825 shares, which represents Vaso Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.

(4)	Direct ownership of shares held by Boreta Enterprises Ltd. , a limited liability company owned by Vaso, Ronald, and John Boreta. Boreta Enterprises Ltd. Percentage ownership is as follows:

Ronald S. Boreta	68.81%
John Boreta	30.13%
Vaso Boreta	1.06%

(5)	ASI Group LLC and Investment AKA, LLC are both Nevada limited liability company’s whose members include Andre K. Agassi.
(6)	All shares are owned directly.
(7)	Includes shares beneficially held by the four named Directors and executive officers.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2010, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company’s employees have provided administrative/accounting support for (a) a golf retail stores wholly-owned by the Company's Chairman, named Las Vegas Discount Golf and Tennis (the "Paradise Store”), b) three golf retail stores, two of which are named Saint Andrews Golf Shop ("SAGS") and the other is a Las Vegas Golf and Tennis ("District Store"), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. One of the SAGS stores is the retail tenant in the CGC. The Paradise Store closed during 2010.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $84,194 and $132,455 for the years ended December 31, 2010 and 2009, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,231,696 and $1,089,040 as of December 31, 2010 and 2009, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the years ended December 31, 2010 and 2009, the Company recognized rental income totaling $157,248 and $157,248.

Notes to Related Parties

The Company has various notes and interest payable to the following entities as of December 31, 2010 and 2009:

	2010	2009
Various notes payable to the Paradise Store bearing 10% per annum and due on demand
	$3,200,149	$3,200,149
Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand
	100,000	100,000
Various notes payable to SAGS, bearing 10% per annum and due on demand
	630,846	630,580
Various notes payable to the District Store, bearing 10% per annum and due on demand
	85,000	85,000
Note payable to SAGS for phone system, payable in monthly payments of $457 through 2011
	2,182	10,241
Note payable to BE III, LLC, bearing 10% Per annum and due on demand
	75,000	-
TOTAL	$4,093,177	$4,025,970

In 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi owns ANR. Mr. Agassi also owns ASI Group LLC, which is a principal shareholder of the Company. Ronald S. Boreta, the Company’s President, personally guarantees the promissory notes representing these obligations. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The accrued interest payable balance at December 31, 2009 was $114,255. The principal of the note was paid off on September 30, 2008 with the proceeds from the Urban Land Settlement. However, in September of 2010 stock was issued as a means to compensate for the interest due to Investment AKA, LLC, a company involving Andre Agassi, for 952,123 shares. This share amount was derived by the average stock price for the 30 days prior to the transaction dated September 28, 2010, which was 12 cents a share.

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2009 are due and payable upon demand. At December 31, 2010, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of December 31, 2010 and 2009, accrued interest payable - related parties related to the notes payable – related parties totaled $4,140,745 and $3,890,858, respectively.

John Boreta has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement is for a period through May 31, 2012 and provides for a base annual salary of $75,000. During 2010, he received compensation of $79,550 for his services in that capacity. He also receives health insurance that is fully paid for by AGC at a current cost of $1,188 per month. John Boreta is a principal shareholder of the Company and is also the brother of Ronald Boreta and the son of Vaso Boreta.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2010 and 2009 by LL Bradford for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

An additional $9,900 was paid to LL Bradford during 2010 for additional work provided related to restatements of the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and the quarterly reports on Form 10-Q for the first and second quarters of 2010.

TAX FEES

The aggregate fees billed for tax services rendered by LL Bradford for tax compliance and tax advice for the fiscal years ended December 31, 2010 and 2009, were $5,000 during each year.

ALL OTHER FEES

None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

Under provisions of the Sarbanes-Oxley Act of 2002, the Company’s principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company’s audit committee) must pre-approve the engagement of the Company’s principal accountant to provide audit and permissible non-audit services. The Company’s Board has not established any policies or procedures other than those required by applicable laws and regulations.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
2	Agreement for the Purchase And Sale of Assets, as amended	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated February 26, 1997

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment To Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.2	Stock Option Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.3	Promissory Note to Vaso Boreta	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.4	Lease Agreement between Urban Land of Nevada and All-American Golf Center, LLC	Incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.5	Operating Agreement for All-American Golf, LLC, a limited liability Company	Incorporated by reference to Exhibit 10.18 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.6	Lease and Concession Agreement with Sport Service Corporation	Incorporated by reference to Exhibit 10.20 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.7	Promissory Note of All- American SportPark, Inc. For $3 million payable to Callaway Golf Center	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.8	Guaranty of Note to Callaway Golf Company	Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for The year ended December 31, 1998

10.9	Forbearance Agreement Dated March 18, 1998 With Callaway Golf Company	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.10	Promissory Note to Saint Andrews Golf, Ltd.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form-KSB for the year ended December 31, 2005.

10.11	Promissory Note to BE Holdings I, LLC	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

10.12	Promissory Notes to Saint Andrews Golf Shop Ltd. And BE District, LLC During 2007	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

10.13	Settlement Agreement with Urban Land of Nevada, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for The quarter ended September 31, 2008

10.14	Customer Agreement among All-American SportPark, Inc. ; All-American Golf Center, Inc. ; Saint Andrews Golf Shop, Ltd. ; and Callaway Golf Company dated June 19, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.15	Stock Transfer Agreement among All- American SportPark, Inc. ; Saint Andrews Golf Shop, Ltd. and All-American Golf Center, Inc. dated June 15, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.16	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.17	Addendum No. 2 to Employment Agreement between Ronald Boreta and All- American SportPark, Inc. dated June 15, 2009.	Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.18	Agreement with AKA Investments, LLC dated September 23, 2010	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 24, 2010.

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for The year ended December 31, 2007

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 or the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U. S. C. Section 1350	Filed herewith electronically

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of All American SportPark, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of All American SportPark, Inc. as of December 31, 2010 and 2009 (restated), and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years ended December 31, 2010 and 2009 (restated). All American SportPark, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All American SportPark, Inc. as of December 31, 2010 and 2009 (restated), and the results of its operations and its cash flows for each of the years ended December 31, 2010 and 2009 (restated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Company will continue as a going concern. As discussed in Note 1d to the consolidated financial statements, current liabilities exceed current assets and the Company has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1d. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 23, 2011
Las Vegas, Nevada

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009 (Restated)

Assets

Current assets:
Cash	$10,647	$272,750
Accounts receivable	6,421	1,193
Prepaid expenses and other	12,650	23,792
Total current assets	29,718	297,735

Property and equipment,
net of accumulated depreciation of $783,211 and $685,006, as of 2010 and 2009 respectively.

	729,754	691,895

Total Assets	$759,472	$989,630

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$198,664	$154,091
Current portion of notes payable - related parties	4,093,177	4,025,970
Current portion of due to related parties	1,231,696	1,089,040
Current portion of capital lease obligation	22,415	-
Accrued interest payable - related party	4,140,745	3,890,858
Total current liabilities	9,686,697	9,159,959

Long-term liabilities:
Long-term portion of capital lease
obligation	58,349	-
Deferred rent liability	695,048	690,636
Total long-term liabilities	753,397	690,636

Commitments and Contingencies
Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively
	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,522,123 and 3,570,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively

	4,522	3,570
Additional paid-in capital	14,387,972	14,274,669
Accumulated deficit	(24,282,617)	(23,398,530)
Total All-American SportPark, Inc. stockholders’ (deficit)
	(9,890,123)	(9,120,291)
Non-controlling interest in subsidiary	209,501	259,326
Total stockholder’s (deficit)	(9,680,622)	(8,860,965)

Total Liabilities and Stockholders'
Deficit	$759,472	$989,630

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009
		(Restated)

Revenue	$1,802,276	$1,893,177
Revenue – Related Party	157,248	157,248
Total Revenue	1,959,524	2,050,425

Cost of revenue	690,788	891,224

Gross profit	1,268,736	1,159,201

Expenses:
General & administrative	1,582,277	816,848
Impairment on property and equipment	-	117,562
Depreciation and amortization	98,205	88,897
Total expenses	1,680,482	1,023,307

Income (loss) from operations	(411,746)	135,894

Other income (expense):
Interest expense	(517,000)	(470,748)
Interest Income	27	81
Other income (expense)	-	110,175
Total other income (expense)	(516,973)	(360,492)

Net (loss) before provision for income tax	(928,719)	(224,598)

Provision for income tax expense	(5,193)	-

Net (loss)	(933,912)	(224,598)

Net income (loss) attributable to non- controlling interest
	(49,825)	241,755

Net (loss) attributable to All-American SportPark, Inc.
	$(884,087)	$(466,353)

Weighted average number of common shares outstanding-basic and fully diluted
	3,815,204	3,570,000

Net income (loss) per share – basic and fully diluted
	$(0.23)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (RESTATED )

	Common Stock		Additioinal Paid-In Capital	Accumulated Deficit	Non-Controlling Interest
	Shares	Amount				TOTAL
Balances, December 31, 2008 (Restated)
	3,570,000	$3,570	$13,692,240	$(22,932,177)	$-	$(9,236,367)

Capital Contribution in the form of debt Extinguishment

	-	-	582,429		17,571	600,000
Net Income (Loss)			-	(466,353)	241,755	(224,598)
Balance December 31, 2009 (Restated)

	3,570,000	3,570	14,274,669	(23,398,530)	259,326	(8,860,965)
Transfer of interest in subsidiary in satisfaction of note payable- related party

	952,123	952	113,303	-	-	114,255
Net Loss			-	(884,087)	(49,825)	(901,952)
Balance December 31, 2010

	4,522,123	$4,522	$14,387,972	$(24,282,617)	$209,501	$(9,680,622)

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2010	2009
		(Restated)

Cash flows from operating activities
Net loss	$(933,912)	$(224,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation expense	98,205	88,897
Impairment on property and equipment	-	117,562

Changes in operating assets and liabilities:
Accounts receivable	(5,228)	285
Prepaid expenses	11,142	(9,853)
Bank overdraft	-	(17,631)
Accounts payable and accrued expenses	44,573	72,421
Deferred rent liability	4,412	124,793
Accrued interest payable – related parties	364,142	423,479
Net cash provided by operating activities	(416,666)	575,355

Cash flows from investing activities
Purchase of property and equipment	(37,064)	(11,227)
Net cash used by operating activities	(37,064)	(11,227)

Cash flows from financing activities
Proceeds (Payments) from related parties	142,656	(363,631)
Payments on loans from related parties	-	(10,782)
Proceeds from loans – related parties	-	-
Payments on capital lease obligation	(18,235)	-
Proceeds from notes payable – related parties	67,207	83,035
Payments on notes payable	-	-
Net cash provided by financing activities	191,629	(291,378)

Net increase (decrease) in cash	(262,101)	272,750
Cash – beginning	272,750	-
Cash – ending	$10,648	$272,750

Supplemental disclosures:

Interest paid	$362,097	$1,459

Income taxes paid	$5,193	$-

Supplemental disclosures of non-cash financing
activities:
Assumption of capital lease obligation	$99,000	$600,000
Stock issued for Accrued Interest	$114,255	$-

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

          d. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2010, the Company had net loss of $(933,912). As of December 31, 2010, the Company had a working capital deficit of $9,656,979 and a shareholders' equity deficiency of $9,680,622.

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

          f. CORRECTION OF AN ERROR - PRIOR PERIOD ADJUSTMENTS

On October 26, 2010, the Company concluded that amounts received from the Callaway Golf Company (“Callaway”) under its customer agreement entered into in June 2009 were not accounted for properly. The original accounting and the resulting adjustments were as follows:

  The $750,000 received from Callaway for operating expenses of the Company in connection with the “Customer Agreement” referred to in Note 7 of the financial statements, which was originally recorded as deferred marketing revenue, should have been immediately recognized and offset against the related operating expenses of the Company. These operating expenses were included in “general and administrative” expenses. The result was a reduction of such expenses by $750,000.

  The $554,552 received from Callaway for range and other leasehold improvements, which was originally recorded as deferred marketing revenue and property and equipment was reversed. This contribution from Callaway equaled the expenditures for the property and equipment. Accordingly, the reversal resulted in a value of $0.00 for such leasehold and range improvements.

  As a result of the deferred marketing revenue reversal, $33,125 amortized as marketing revenue was reversed.

In addition to the changes related to Callaway, the loss attributable to noncontrolling interest was not correctly calculated for the year ended December 31, 2009. As a result of the forgoing changes, the loss attributable to non-controlling interest totaling $201,780 was changed to reflect an income attributable to non-controlling interest totaling $241,755.

The following table provides additional details regarding the changes to the statement of operations for the year ended December 31, 2009:

	As restated	As previously reported		Change

Revenue	$2,050,425	$2,083,640		$(33,215)
Cost of Revenue	891,224	891,224	(a)	--
Gross Profit	1,159,201	1,195,416	(a)	(33,215)
Expenses:
General & administrative	816,848	1,566,848	(a)	(750,000)
Impairment on property and equipment	117,562	117,562		--
Depreciation and amortization	88,897	88,897		--
Total expenses	1,023,307	1,773,307	(a)	(750,000)
Income (loss) from operations	135,894	(577,891)		716,785
Other income (expense)	(360,492)	(360,492)		--
Net income (loss)	(224,598)	(941,383)		716,785
Net (income) loss attributable to noncontrolling Interest	(241,755)	201,780		(443,535	)(b)
Total net income (loss)	$(466,353)	$(739,603)		$273,250

(a) Includes $397,399 in certain landscaping costs reclassified from general and administrative expenses to cost of revenues.
(b) Includes the following:
Error in original calculation	$92,310
Change due to corrections related to Callaway	351,225
Total change to noncontrolling interest	$443,535

The following table provides additional details regarding the changes to the balance sheet as of December 31, 2009

		As previously reported
	As restated		Change
Current assets	$297,735	$297,735	$--
Leasehold improvements and equipment	1,246,447	691,895	(554,552)
Total Assets	$989,630	$1,544,182	$(554,552)
Current liabilities	$9,159,959	$9,215,550	$(55,591)
Long-term liabilities	690,636	1,906,382	(1,215,746)
Total All-American SportPark, Inc. stockholders’ (deficit)	(9,120,291)	(9,393,541)	(273,250)
Noncontrolling interest in subsidiary	259,326	(184,209)	443,535
Total stockholders’ (deficit)	(8,860,965)	(9,577,750)	716,785
Total liabilities and stockholders’(deficit)	$989,630	$1,544,182	$(554,552)

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

          b .   STOCK-BASED COMPENSATION

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

          d.   ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $250,000 and $22,866 in 2010 and 2009, respectively. The $250,000 is then reimbursed by the St. Andrews Golf Shop, per the Callaway Golf Agreement of 2009 leaving a net amount of $0 on the books for 2010.

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

          h.  IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Long-lived assets were evaluated for possible impairment and determined not to be impaired as of December 31, 2010.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends FASB Accounting Standards Codification Topic 310, Receivables, improving the disclosures that an entity provides about the credit quality of its receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to separate, by segment or class of financing receivables, certain disclosures and provide certain new disclosures receivables and related credit losses. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU provides that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as if the business that occurred had occurred at the beginning of the prior annual period when preparing current and prior year reporting. The guidance also requires that a narrative description regarding the nature and amount of material that is nonrecurring, be included in reporting revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

3. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2010 and 2009.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 3,518,204 and 3,570,000 in 2010 and 2009.

4. RELATED PARTY TRANSACTIONS

Due to related parties

The Company’s employees provide administrative/accounting support for (a) a management company, wholly-owned by the Company's Chairman, named Durpat, LLC, and b) two golf retail stores, one of which is named Saint Andrews Golf Shop ("SAGS") and the other is a Las Vegas Golf and Tennis ("District Store"), owned by the Company's President and his brother. One of the SAGS stores is the retail tenant in the CGC.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $84,194 and $132,455 for the years ended December 31, 2010 and 2009, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,231,696 and $1,089,040 as of December 31, 2010 and 2009, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of December 31, 2010 and 2009:

	2010	2009

Various notes payable to the Paradise Store bearing 10% per annum and due on demand
	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand

	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand
	630,846	630,580

Various notes payable to the District Store, bearing 10% per annum and due on demand
	85,000	85,000

Note payable to SAGS for phone system, payable in monthly payments of $457 through 2011

	2,182	10,241
Note payable to BE III, LLC, bearing 10% Per annum and due on demand
	75,000	-
Total	$4,093,177	$4,025,970

In 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi owns ANR. Mr. Agassi also owns ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are personally guaranteed by Ronald S. Boreta, the Company's President. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The accrued interest payable balance at December 31, 2009 was $114,255. The interest payable as of December 31, 2008 is $114,255. The principal of the note was paid off on September 30, 2008 with the proceeds from the Urban Land Settlement. However, in September of 2010 stock was issued as a means to compensate for the interest due to Investment AKA, LLC, a company involving Andre Agassi, for 952,123 shares. This share amount was derived by the average stock price for the 30 days prior to the transaction dated September 28, 2010, which was 12 cents a share.

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2010 are due and payable upon demand. At December 31, 2010, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of December 31, 2010 and 2009, accrued interest payable - related parties related to the notes payable – related parties totaled $4,140,745 and $3,890,858, respectively.

John Boreta has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement is for a period through May 31, 2012 and provides for a base annual salary of $75,000. During 2010, he received compensation of $79,550 for his services in that capacity. He also receives health insurance that is fully paid for by AGC at a current cost of $1,188 per month. John Boreta is a principal shareholder of the Company and is also the brother of Ronald Boreta and the son of Vaso Boreta.

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he receives base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 beginning the year ended December 31, 1996. The employment agreement is automatically extended for additional one-year periods unless 60 day’s notice of the intention not to extend is given by either party. Ronald S. Boreta also receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company. As part of the Callaway agreement signed in June of 2009, Mr. Boreta's employment agreement was extended until 2018 or as long as Callaway Golf Company is involved in the Callaway Golf Center.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the years ended December 31, 2010 and 2009, the Company recognized rental income totaling $157,248 and $157,248, respectively.

5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2010	2009

Furniture and Equipment	$136,402	$136,402
Other Leasehold Improvement	289,696	282,376
Signage	206,359	206,360
Building	252,866	252,866
Land Improvements	380,480	380,479
Landscape Equipment	38,901	53,727
Other	109,261	64,691
Leased Equipment	99,000	-
	1,512,965	1,376,901
Less accumulated depreciation and amortization
	(783,211)	(685,005)
	$729,754	$681,895

6. COMMITMENTS

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

At December 31, 2010, minimum future lease payments under non-cancelable operating leases are as follows:

2011	$481,673
2012	493,715
2013	529,840
2014	529,840
2015	529,840
Thereafter	$3,841,344

$6,406,252

Total rent expense for all operating leases was $481,673 for 2010 and $481,673 for 2009.

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

During 2010 Callaway hired R & R Partners, a local advertising agency to handle the advertising of our facility. Their contracted work was for a total of $150,000 for the year. During this year, such advertising through R & R included regular radio advertising: a concierge event in conjunction with Where Magazine; advertising on taxi tops for a month; redesign of the CGS website, initiation of social networking with Facebook and Twitter; as well as magazine and newspaper advertisements.

7. INCOME TAXES

Income tax expense (benefit) consists of the following:

	2010	2009
Current	$(296,814)	$(68,983)
Deferred	296,814	68,983
	$-	$-

The components of the deferred tax asset (liability) consisted of the following at December 31:

	2010	2009
Deferred tax liabilities:
Temporary differences related to:
Depreciation	$(232,902)	$(232,902)

Deferred tax assets:
Net operating loss carryforward	7,179,247	6,884,199
Related party interest	1,401,931	1,316,970
Deferred rent liability	236,316	234,816
Other	10,896	12,596

Net deferred tax asset before
valuation allowance	8,595,488	8,215,679
Valuation allowance	(8,595,488)	(8,215,679)

	$-	$-

As of December 31, 2010 and 2009, the Company has available for income tax purposes approximately $21.0 and $20.0 million respectively in federal net operating loss carryforwards, which may be available to offset future taxable income. These loss carryforwards expire in 2019 through 2028. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carryforwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate. The Company paid $5,193 in income tax for the year ended 2010.

8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

           a. CAPITAL STOCK

There are no unusual rights or privileges related to the ownership of the Company's common stock.

           b. STOCK OPTION PLANS

There were no outstanding stock option plans at December 31, 2010.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 23, 2010.

The Company signed a lease with a new restaurant tenant on January 25, 2011. That tenant is in the midst of upgrading and remodeling the restaurant and expects to open in April 2011. The lease is for a period of 5 years. The tenant will pay an initial base rent of $4,000 a month which will increase by 4% each year and an additional percentage rent based on sales that includes a different rent basis for catering sales.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: March 23, 2011	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Vaso Boreta	Chairman of the Board and Director	March 23, 2011
Vaso Boreta

/s/ Ronald S. Boreta	President (Chief Executive Officer), Treasurer (Principal Financial Officer) and Director	March 23, 2011
Ronald S. Boreta

/s/ William Kilmer	Director	March 23, 2011
William Kilmer

/s/ Cara Corrigan	Director	March 23, 2011
Cara Corrigan