Form 10-Q
period 2011-03-31
ALL AMERICAN SPORTPARK INC
filed 2011-05-13
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24970

ALL-AMERICAN SPORTPARK, INC .
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

                The number of shares of Common Stock, $ 0.001 par value, outstanding on May 10, 2011 was 4,522,123 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX
		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010,
		1
	Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
		3
	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
		4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
PART II:	OTHER INFORMATION	21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Changes in Securities	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	(Removed and Reserved)	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
SIGNATURES		22

PART 1 – FINANCIAL INFORMATION ITEM 1 FINANCIAL STATEMENTS ALL-AMERICAN SPORTPARK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2011	December 31, 2010

	(Unaudited)

Assets

Current assets:
Cash	$44,253	$10,647
Accounts receivable	6,401	6,421
Prepaid expenses and other	20,516	12,650
Total current assets	71,170	29,718

Property and equipment, net of accumulated depreciation of $663,775 and $698,343, respectively

	706,438	729,754
Total Assets
	$777,608	$759,472
Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$158,692	$198,664
Current portion of notes payable related parties	4,091,052	4,093,177
Current portion due to related parties	1,377,445	1,231,696
Current portion of capital lease obligation	23,763	22,415
Accrued interest payable - related party	4,243,019	4,140,745
Total current liabilities	9,893,971	9,686,697

Long-term liabilities:

Long-term portion of capital lease obligation	51,482	58,349
Deferred rent liability	696,145	695,048
Total long-term liabilities	747,627	753,397

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized. 4,522,123 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	4,522	4,522

Additional paid-in capital	14,387,972	14,387,972
Accumulated (deficit)	(24,467,274)	(24,282,617)
Total All-American SportPark, Inc. stockholders' (deficit)	(10,074,780)	(9,890,123)

Noncontrolling interest in net assets of subsidiary	210,790	209,501
Total stockholders' deficit	(9,863,990)	(9,680,622)
Total Liabilities and Stockholders' (Deficit)	$777,608	$759,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ending
	March 31, 2011
	2011	2010

Revenue	$449,973	$489,024
Revenue - related party	39,312	39,312

Total revenue	489,285	528,336

Cost of revenue	193,162	158,815
Gross profit	296,123	369,521

Expenses:
General and administrative expenses	329,930	423,333
Depreciation and amortization	26,121	15,443
Total expenses	356,051	438,776

Loss from operations	(59,928)	(69,255)

Other income (expense):
Interest expense	(123,293)	(111,320)
Other income (expense)	(147)	-
Total other income (expense)	(123,440)	(111,320

Net loss before provision for income tax	(183,368)	(180,575)
Provision for income tax expense	-	-

Net (loss)	$(183,368)	$(180,575)

Net income attributable to noncontrolling interest	1,289	4,659

Net (loss) attributable to All-American Sport Park, Inc.	$(184,657)	$(185,234)

Net (loss) per share-basic and fully diluted	$(0.04)	$(0.05)

Weighted average number of common shares outstanding - basic and fully diluted
	4,522,123	3,570,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ending March 31,

	2011	2010
Cash flows from operating activities

Net (loss)	$(183,368)	$(180,575)
Adjustments to reconcile net (loss) to
net cash (used) in operating activities:
Depreciation expense	26,121	15,443
Changes in operating assets and liabilities:
Accounts receivable	20	(17,481)
Prepaid expenses and other	(7,866)	12,026
Bank overdraft	-	-
Accounts payable and accrued expenses	(39,972)	36,955
Deferred rent liability	1,097	1,093
Accrued interest payable - related party	102,274	100,393
Net cash (used) by operating activities	(101,694)	(29,146)

Cash flows from investing activities
Purchase of property and equipment	(2,805)	(26,432)
Net cash used by operating activities	(2,805)	(26,432)

Cash flows from financing activities

Proceeds (payments) from related parties	145,749	(3,389)
Payments on capital lease obligation	(5,519)	(2,612)
Payments on notes payable - related party	(2,124)	(1,850)
Net cash provided (used) by financing activities	138,105	(7,851))

Net increase (decrease) in cash	33,605	(63,429)
Cash - beginning	10,647	272,750
Cash - ending	$44,253	$209,322

Supplemental disclosures:
Interest paid	$140	$256
Income taxes paid	$-	$-

Schedule of non-cash investing and financing activities
Assumption of capital lease obligation	$-	$99,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods may not be indicative of annual results.

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

Note 2 – Going concern

As of March 31, 2011, we had an accumulated deficit of $24,467,274. In addition, the Company’s current liabilities exceed its current assets by $9,822,801 as of March 31, 2011. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends FASB Accounting Standards Codification Topic 310, Receivables, improving the disclosures that an entity provides about the credit quality of its receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to separate, by segment or class of financing receivables, certain disclosures and provide certain new disclosures receivables and related credit losses. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption did not have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU provides that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as if the business that occurred had occurred at the beginning of the prior annual period when preparing current and prior year reporting. The guidance also requires that a narrative description regarding the nature and amount of material that is nonrecurring, be included in reporting revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 4 – Noncontrolling interest

Noncontrolling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At March 31, 2011, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Noncontrolling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of March 31, 2011, St. Andrews Golf Shop, our minority interest partner and a related party (see Note 6) held a $17,571 interest in the net asset value of our subsidiary AAGC and a $193,219 interest in the net income from operations of AAGC.

Note 5 – Related party transactions

Due to related parties

The Company’s employees provide administrative/accounting support for (a) three golf retail stores, one of which is named Saint Andrews Golf Shop ("SAGS") and the other two are Las Vegas Golf and Tennis ("District Store") and the Las Vegas Golf and Tennis Superstore (“Westside”), owned by the Company's President and his brother, and (c) Sports Entertainment Enterprises, Inc. until February 2005. One of the SAGS stores is the retail tenant in the CGC.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $20,648 and $20,500 for the three months ended March 31, 2011 and 2010, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,377,445 and $1,231,696 as of March 31, 2011 and December 31, 2010, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of March 31, 2011 and December 31, 2010, respectively:

	2011	2010
Various notes payable to the Paradise Store bearing 10% per annum and due on demand
	$3,200,149	$3,200,149
Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand

	100,000	100,000
Various notes payable to SAGS, bearing 10% per annum and due on demand
	630,846	630, 846
Various notes payable to the District Store, bearing 10% per annum and due on demand
	85,000	85,000
Note payable to BE, III bearing 10% per annum And due on demand
	75,000	75,000
Note payable to SAGS for phone system, payable in monthly payments of $457 through 2011
	57	2,182

Total	$4,091,052	$4,093,177

All maturities of related party notes payable and the related accrued interest payable as of March 30, 2010 are due and payable upon demand. At March 31, 2011, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of March 31, 2011 and December 31, 2010, accrued interest payable - related parties related to the notes payable – related parties totaled $4,243,019 and $4,140,745, respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the three months ended March 31, 2011 and 2010, the Company recognized rental income totaling $39,312 and $39,312 respectively.

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

At March 31, 2011, minimum future lease payments under non-cancelable operating leases are as follows:

2011	$361,255
2012	529,840
2013	529,840
2014	529,840
2015	529,840
Thereafter	3,805,219

$6,285,834

Total rent expense for this operating lease was $121,515 and $121,515 for the three months ended March 31, 2011 and 2010.

Capital Lease

The company entered into a capital lease for new Club Car gas powered golf carts. The lease is 47 months in length and started on March 1, 2010. The company realizes $2,620 a month in interest expense related to the lease.

The following is a schedule by year of future principal payments required under this lease agreement.

2011	$17,560
2012	25,941
2013	29,157
2014	2,587

$75,245

Accumulated depreciation for the Capital Lease as of March 31, 2011 and December 31, 2010 is $27,383 and $15,623respectively.

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

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018. Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising. Additionally, the contributions are to be paid to SAGS in the form of golf related products. SAGS will then reimburse AAGC in monies as the related golf products are received. During the three ending March 30, 2011 and 2010, SAGS reimbursed AAGC $66,001 and $0, respectively.

Note 8 – Stockholders' deficit

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 10,000,000 shares of $0.001 par value common stock.

Preferred stock

As of March 31, 2011, we had no preferred shares issued and outstanding.

Common stock

As of March 31, 2011, we had 4,522,123 shares of our $0.001 par value common stock issued and outstanding. We had no new issuances during the period ended March 31, 2011.

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

     On January 25, 2011, The 305 Group leased the restaurant lease at the Callaway Golf Center. They have renamed the restaurant The Upper Deck Grill and Sports Lounge. The tenant remodeled the entire restaurant space and opened to the public on April 28, 2011. They now offer fresh made foods for the restaurant and bar. The tenant will pay $4,000 a month in rent increasing by 4% each month and potential percentage rent could be paid if the tenant's sales reach certain levels.

Results of Operations for the three months ended March 30, 2011 and 2010 compared.

     The following tables summarize selected items from the statement of operations for the three months ended March 30, 2011 compared to the three months ended March 30, 2010.

INCOME:
	For the three months ended March 30,
			Increase (Decrease)

	2011	2010	$	%

Revenue	$449,973	$489,024	(39,051)	(7.99)%
Revenue – Related Party	39,312	39,312	-	-
Cost of Sales	193,162	158,815	34,347	21.63%

Gross Profit	$296,123	$369,521	$(73,398)	(19.86)%

Gross Profit Percentage of Sales	61%	70%

Revenue

     Our revenue for the three months ended March 31, 2011 was $449,973 compared to revenue of $489,024 in the three months ended March 31, 2010, a decrease of $39,051, or 7.99% from the same three-month period in the previous year. Revenues were slightly down during the first quarter of the year due to a drop in rounds of golf and a very cold first month of the year. Additionally, we have been participating in a Groupon® advertising program that offered customers discounted play at the CGC which could be used over a six-month period. However, the revenue from the sales of these packages is deferred until the end of the promotion. The November 11, 2010 promotion ends May 11, 2011 and the January 27, 2011 promotion will end on July 27, 2011. Our expected revenue from these two promotions will be approximately $35,000.

     Revenue from a related party was $39,312 for each of the three months ended March 31, 2011 and 2010..

Cost of sales/Gross profit percentage of sales

     Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies. Our cost of sales for the three months ended March 31, 2011 was $193,162, an increase of $34,347, or 21.63% from $158,815 for the same three month period ending March 31, 2010. Our costs increased in the first quarter of 2011 due to the commissions paid to Groupon® for participation in their promotions.

     Gross profit as a percentage of sales decreased from 70% for the three months ended March 31, 2010 to 66% for the three months ended March 31, 2011. The reduction in the gross profit percentage was primarily due to the Groupon® commissions that we incurred for advertising in 2011.

EXPENSES:
	For the Three Months Ending March 31,
			Increase (Decrease)
	2011	2010
	Amount	Amount	$	%

Expenses:
General and administrative expenses	329,930	423,333	(93,403)	(22.06)%
Depreciation and amortization	26,121	15,443	10,678	69.14%
Total expenses	356,051	438,776	(82,725)	(18.85)%

Net operating (loss)	(59,928)	(69,255)	9,327	13.47%
Other income (expense):
Interest expense	(123,293)	(111,320)	(11,973)	(10.76)%
Other income (expense)	(147)	-	(147)	(100)%
Total other income (expense)	(123,440)	(111,320)	(12,120)	(10.89)%

Net (loss)	(183,368)	(180,575)	(2,793)	(1.55)%
Net income attributable to noncontrolling interest
	$1,289	$4,659	(3,370)	72.33%
Net (loss) attributable to All- American Sport Park, Inc.
	(184,657)	(185,234)	577	0.31%
Net (loss) per share – basic and fully diluted
	$(0.04)	$(0.05)

General and Administrative Expenses

     General and administrative expenses for the three months ended March 31, 2011 were $329,930, a decrease of $93,403 or 22.06%, from $423,333 for the three months ended March 31, 2010. Although the overall expenses related to AAGC are down, the cost of maintaining a public company remain steady, with public company expenses being approximately $50,000 a year. AAGC’s expenses were down this year due to a cut in spending across the board. Although fixed expenses remain steady, the general expenses with flexibility were all down over the prior three month period.

Depreciation expense

     Depreciation and amortization expenses for the three months ended March 31, 2011 were $26,121, an increase of $10,678, or 69.14%, from $15,443 for the three months ended March 31, 2010. The increase was a result of the addition of several fixed assets in February and March 2010 which have resulted in an overall increase to depreciation since that time.

Total expenses

     Our overall operating expenses decreased with expenses totaling $356,051 for the three months ended March 31, 2011 compared to $438,776 for the three months ended March 31, 2010. The decrease in total expenses was $82,725 or 18.85% and was due to the fact that we made a payment in January 2010 for the contract services of our former landscaping company. Those services are now handled in-house resulting in savings of approximately $34,000 a month.

Loss from operations

     We had a net loss from operations in the amount of $59,928 for the three months ended March 31, 2011 versus a net loss from operations of $69,255 for the three months ended March 31, 2010 a decrease of $9,327 or $13.47%. This decreased net loss was primarily due to deferred income from this quarter that will be realized second quarter 2011.

Interest Expense

     Our interest expense increased 10.76% from $111,320 for the three months ended March 31, 2010 to $123,293 for the three months ended March 31, 2011. The increase of our interest expense is directly related to of the notes held by related parties

Net Loss

     Our net loss for the three months ended March 31, 2011 was $183,368 (before noncontrolling interest) as compared with net loss of $180,575 for the same period in 2010. This is an increase of $2,793 or 1.55% over the same period in 2010.

     Further, the net income attributable to noncontrolling interest for the first quarter of 2011 was $1,289 as compared to $4,659 for the same period in 2010. That combined with the net loss makes the net loss attributable to All-American Sport Park $184,657 for 2011 a decrease of $577 over 2010 or .31%.

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

     The following table summarizes our current assets, liabilities, and working capital at March 31, 2011 compared to December 31, 2010.

	March 31, 2011	December 31, 2010	Increase / (Decrease)
			$	%

Current Assets	$71,170	$29,718	41,452	139.48%
Current Liabilities	9,893,371	9,680,622	(212,749)	2.20%
Working Capital Deficit	$(9,822,201)	$(9,656,904)	(165,297)	1.71%

Internal and External Sources of Liquidity

     Cash Flow. Since inception, we have primarily financed our cash flow requirements through related party debt transactions. If that source of funding is eliminated it may have a material, adverse effect on our operations. We are currently operating at a loss but with positive cash flow because of deferring related party payables and interest payments. Though this has allowed us to currently minimize the deferral of our payables, we continue to depend on this source of financing. Should we lose our ability to defer those payables, without a return to profitability, our cash resources will be limited.

Satisfaction of our cash obligations for the next 12 months.

     As of March 31, 2011, our cash balance was $44,253. Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies. Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we have secured a customer agreement with Callaway Golf that will add additional capital to help fund our operations.

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

     In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends FASB Accounting Standards Codification Topic 310, Receivables, improving the disclosures that an entity provides about the credit quality of its receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to separate, by segment or class of financing receivables, certain disclosures and provide certain new disclosures receivables and related credit losses. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this ASU did not have a material effect on our consolidated financial statements.

     On December 21, 2010, the FASB issued ASU 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU provides that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as if the business that occurred had occurred at the beginning of the prior annual period when preparing current and prior year reporting. The guidance also requires that a narrative description regarding the nature and amount of material that is nonrecurring, be included in reporting revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

ITEM 2. UNREGISTERED S ALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2011 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .

None.

ITEM 4. (REMOVED AND RESERVED)

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

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: May 12, 2011	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)