Form 10-Q
period 2011-06-30
ALL AMERICAN SPORTPARK INC
filed 2011-08-12
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.001 par value, outstanding on July 27, 2011 was 4,522,123 shares.

All-American Sportpark, inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash	$36,461	$10,647
Accounts receivable	-	6,421
Prepaid expenses and other	5,857	12,650
Total current assets	42,318	29,718

Property and equipment, net of accumulated depreciation of $799,358 and $698,343, respectively
	726,447	729,754
Total Assets	$768,765	$759,472

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$127,234	$198,664
Current portion of notes payable related parties	4,090,995	4,093,177
Current portion due to related parties	1,277,175	1,231,696
Current portion of capital lease obligation	41,799	22,415
Accrued interest payable - related party	4,345,294	4,140,745
Total current liabilities	9,882,497	9,686,697

Long-term liabilities:
Long-term portion of capital lease obligation	27,763	58,349
Deferred rent liability	697,241	695,048
Total long-term liabilities	725,004	753,397

Stockholders' (deficit):

Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,522,123, and shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	4,522	4,522
Additional paid-in capital	14,387,972	14,387,972
Accumulated (deficit)	(24,559,798)	(24,282,617)
Total All-American SportPark, Inc. stockholders' (deficit)	(10,167,304)	(9,890,123)
Noncontrolling interest in net assets of subsidiary	328,568	209,501

Total stockholders' (deficit)	(9,838,736)	(9,680,622)
Total Liabilities and Stockholders' (Deficit)	$768,765	$759,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$629,749	$523,851	$1,079,722	$1,012,875
Revenue - related party	39,312	39,312	78,624	78,624
Total revenue	669,061	563,163	1,158,346	1,091,499

Cost of revenue	162,463	194,355	355,625	353,170

Gross profit	506,598	368,808	802,721	738,329
Expenses:
General and administrative expenses	368,232	332,652	698,162	755,985
Depreciation and amortization	26,873	31,682	52,994	47,125
Total expenses	395,105	364,334	751,156	803,110

Income (loss) from operation	111,493	4,474	51,565	(64,781)

Other income (expense):
Interest expense	(122,722)	(123,724)	(246,065)	(235,044)
Gain on property and equipment	36,533	-	36,533	-
Other income (expense)	-	-	(147)	17
Total other income (expense)	(86,189)	(123,724)	(209,679)	(235,027)

Net income (loss) before provision for income tax	25,304	(119,233)	(158,114)	(299,808)

Provision for income tax expense	-	-	-	-
Net income (loss)	25,304	(119,233)	(158,114)	(299,808)

Net income (loss) attributable to non-controlling interest	$120,354	$(40,160)	$119,067	$(44,419)

Net (loss) attributable to All-American SportPark, Inc.	$(95,050)	$(159,393)	$(277,181)	$(344,627)

Net income (loss) per share-basic and fully diluted	$(0.01)	$(0.04)	$(0.04)	$(0.10)
Weighted average number of common shares outstanding - basic and fully diluted

	4,522,123	3,570,000	4,522,123	3,570,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ending
	June 30,
	2011	2010
Cash flows from operating activities

Net (loss)	$(158,114)	$(299,808)

Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization expense	52,994	47,125
Gain on - property and equipment	(36,533)	-
Changes in operating assets and liabilities:
Accounts receivable	6,421	168
Prepaid expenses and other	6,793	14,375
Accounts payable and accrued expenses	(71,430)	37,455
Deferred rent liability	2,193	4,223
Accrued interest payable - related party	204,549	123,573
Net cash provided (used) by operating activities	6,874	(72,889)

Cash flows from investing activities
Insurance proceeds on property and equipment	46,026	-
Purchase of property and equipment	(59,181)	(63,550)
Net cash used by operating activities	(13,155)	(63,550)

Cash flows from financing activities
Proceeds from related parties	45,479	93,225
Payment on capital lease obligation	(11,202)	(7,669)
Payments on notes payable - related party	(2,182)	(3,435)
Net cash provided by financing activities	32,095	82,121

Net increase (decrease) in cash	25,813	(54,319)
Cash - beginning	10,647	272,750
Cash - ending	$36,461	$218,432

Supplemental disclosures:
Interest paid	$142	$91,223
Income taxes paid	$-	$-

Schedule of non-cash investing and financing activities
Assumption of capital lease obligation	$99,000	$-

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

Note 2 – Going concern

As of June 30, 2011, we had an accumulated deficit of $24,559,798.  In addition, the Company’s current liabilities exceed its current assets by $9,840,179 as of June 30, 2011. These conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Recent accounting Policies

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). With this new guidance, the definition of a troubled debt restructuring remains essentially unchanged, but for loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 updating results in common fair value measurements and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intention regarding the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

Note 4 – Noncontrolling interest

Noncontrolling interest represents the minority stockholders’ proportionate share of the equity of AAGC. At June 30, 2011, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Noncontrolling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

Note 5 – Related party transactions

Due to related parties

The Company’s employees provide administrative/accounting support for (a) three golf retail stores, one of which is named Saint Andrews Golf Shop ("SAGS") and the other two Las Vegas Golf and Tennis ("District Store") and Las Vegas Golf and Tennis Superstore (“Westside”), owned by the Company's President and his brother. The SAGS store is the retail tenant in the CGC.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $42,524 and $54,666 for the three months ended June 30, 2011 and 2010, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,277,175 and $1,231,696 as of June 30, 2011 and December 31, 2010, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Additionally, both the Company’s President and his brother have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for second quarter 2011 are $25,000 and $15,625, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of June 30, 2011, and December 31, 2010, respectively:

	2011	2010
Various notes payable to the Paradise Store bearing 10% per annum and due on demand	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand	630,846	630,846

Various notes payable to the District Store, bearing 10% per annum and due on demand	85,000	85,000

Note payable to BE, III bearing 10% per annum and due on demand	75,000	75,000

Note payable to SAGS for phone system, payable in monthly payments of $457 through 2011	-	2,182

Total	$4,090,995	$4,093,177

All maturities of related party notes payable and the related accrued interest payable as of June 30, 2010 are due and payable upon demand. At June 30, 2011, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of June 30, 2011 and December 31, 2010, accrued interest payable - related parties related to the notes payable – related parties totaled $4,345,294 and $4,140,745, respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the six month ending June 30, 2011 and 2010, the Company recognized rental income totaling $78,624 and $78,624 respectively.

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

At June 30, 2011, minimum future lease payments under non-cancelable operating leases are as follows:

2011	$240,836
2012	529,840
2013	529,840
2014	529,840
2015	529,840
Thereafter	3,805,219

$6,165,415

Total rent expense for this operating lease was $243,030 and $243,030 for the six months ended June 30, 2011 and 2010.

Capital Lease

The company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 47 months in length and started on March 1, 2010 with 31 months remaining.  The company realizes $2,620 a month in interest expense related to the lease.

The following is a schedule by year of future principal payments required under this lease agreement.

2011	$16,574
2012	25,941
2013	29,157
2014	2,587

$74,259

Accumulated depreciation for the Capital Lease as of June 30, 2011 and December 31, 2010 is $33,702 and $7,860 respectively.

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

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018.  Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in monies as the related golf products are received.  During the three ending June 30, 2011 and 2010, SAGS reimbursed AAGC $4,099 and $66,001, respectively.

Note 7 – Stockholders' deficit

We are authorized to issue 50,000,000 shares of $0.001 par value preferred stock and 10,000,000 shares of $0.001 par value common stock.

Preferred stock

As of June 30, 2011, we had no preferred shares issued and outstanding.

Common stock

As of June 30, 2011, we had 4,522,123 shares of our $0.001 par value common stock issued and outstanding.  We had no new issuances during the period ended June 30, 2011.

Note 8 – Subsequent Events

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

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018.  Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in the form of monies as the as the related golf products are received.  On January 25, 2011, The 305 Group leased the restaurant lease at the Callaway Golf Center.  They have renamed the restaurant The Upper Deck Grill and Sports Lounge.  The tenant remodeled the entire restaurant space and opened to the public on April 28, 2011. They now offer fresh made foods for the restaurant and bar.   The tenant is paying $4,000 a month in rent increasing by 4% each month and potential percentage rent could be paid if the tenant's sales reach certain levels.

Results of Operations for the three months ended June 30, 2011 and 2010 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

INCOME:

	For the three months ended June 30,		Increase (Decrease)
	2011	2010	$	%

Revenue	$629,749	$523,851	$105,898	20.21%
Revenue – Related Party	39,312	39,312	-	-
Cost of Sales	(162,463)	(194,355)	31,892	16.41%

Gross Profit	$506,598	$368,808	$137,790	37.36%

Gross Profit Percentage of Sales	75.72%	65.49%

Revenue

Our revenue for the three months ended June 30, 2011 was $629,749 compared to revenue of $523,851 in the three months ended June 30, 2010, an increase of $105,898, or  20.21% from the same three-month period in the previous year. Revenues were up during the second quarter of 2011 due to the Play All Day promotion we ran in the spring, and the continued relationship we have with Groupon®.  There was also mild weather in the second quarter that extended the normal golf season increasing business.  We have continued our participation in the Groupon® advertising programs that offered customers discounted play at the CGC which could be used over a six-month period.  However, the revenue from the sales of these packages is deferred until the end of the promotion.  The November 11, 2010 promotion ended on May 11, 2011 and the January 27, 2011 promotion ended on July 27, 2011.  We have realized the revenue from the first promotion of $18,495.  We have approximately $19,778 of additional revenue that will be realized in the third quarter of 2011.

Revenue-Related Party for the three months ended June 30, 2011 was $39,312, which is the same as the amount recorded in the three months ended June 30, 2010.

Cost of sales/Gross profit percentage of sales

Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies.  Our cost of sales for the three months ended June 30, 2011 was $162,463, a decrease of $31,892, or 16.41% from $194,355 for the same three month period ending June 30, 2010. The decrease was primarily due to approximately $17,500 of advertising expenses being paid for by Callaway under their Customer Agreement with us.

Gross profit as a percentage of sales increased to 75.72%, for the three months ended June 30, 2011.  Gross profit as a percentage of sales was 65.49% for the three months ended June 30, 2010.

EXPENSES:

	For the Three Months Ending		Increase/Decrease
	June 30, 2011
	2011	2010	$	%
	Amount	Amount
Expenses:
General and administrative expenses	$368,232	$332,652	$35,580	10.69%
Depreciation and amortization	26,873	31,682	(4,809)	(15.18)%
Total expenses	395,105	364,334	30,771	8.45%

Income from operations	111,493	4,474	107,019	2392.02%

Other income (expense):
Interest expense	(122,722)	(123,724)	(1,002)	(0.81)%
Gain on property and equipment	36,533	-	(36,533)	-%
Other income (expense)	-	17	-	-
Total other income (expense)	(86,189)	(123,707)	(37,535)	(69.66)%

Net income (loss)	25,304	(119,233)	144,537	121.22.01%

Net income (loss) attributable to non-controlling interest	120,355	(40,160)	160,515	199.69)%
Net loss attributable to All-American SportPark, Inc.	(95,051)	(159,393)	64,342	59.63%

Total net income (loss)	$25,304	$(180,575)

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 were $368,232, an increase of $35,580 or 10.69%, from $332,652 for the three months ended June 30, 2010.  Expenses were up due to a large leak located on the lake between holes 3 and 4 on the golf course.  This leak caused our water bill to be over $20,000 during a month when the water bill is normally low.

Depreciation expense

Depreciation and amortization expenses for the three months ended June 30, 2011 were $26,873, a decrease of $4,809, or 15.18% from $31,682 for the three months ended June 30, 2010.  The decrease is due the loss of some fixed assets as a result of a severe wind storm in April of 2011.

Total expenses

Our overall operating expenses increased with expenses totaling $395,105 for the three months ended June 30, 2011 compared to $364,334 for the three months ended June 30, 2010.  The increase in total expenses was $30,771 or 8.45% and was due to an increase in utilities caused by a leak in the golf course lake between holes 3 and 4.

Net income from operations

We had a net income from operations of $111,493 for the three months ended June 30, 2011 versus a net income from operations of $4,474 for the three months ended June 30, 2010 an increase of $107,019 or 2392.02%.  This increase was due to the Play All Day promotion we ran in the spring, and the continued relationship we have with Groupon®.  Additionally, we received an insurance reimbursement for $46,026 for damage done to the driving range.  There was also mild weather in the second quarter that extended the normal golf season increasing business.

Interest Expense

Our interest expense decreased by 0.77% or $952 from $123,724 for the three months ended June 30, 2010 to $122,772 for the three months ended June 30, 2011.

Gain on Disposal of Property

A gain on disposal of property for $36,533 was realized during the current quarter. We received an insurance payment to cover the loss to our driving range netting due to a wind storm.

Net Income

Our net income for the three months ended June 30, 2011 was $25,304 (before noncontrolling interest) as compared with net loss of $(119,233) for the same period in 2010. This is an increase of $144,537 or 121.22% over the same period in 2010.

Further, the net income attributable to noncontrolling interest for the first quarter of 2011 was $120,354 as compared to $(40,160) for the same period in 2010.  That combined with the net income makes the net loss attributable to All-American Sport Park $(95,050) for 2011 as compared to ($159,353) an increase of $64,303 over 2010 or (40.34)%.

Results of Operations for the six months ended June 30, 2011 and 2010 compared.

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

INCOME:

	For the six months ended June 30,		Increase (Decrease)
	2011	2010	$	%

Revenue	$1,079,722	$1,012,875	$66,847	6.60%
Revenue – Related Party	78,624	78,624	-	- %
Cost of Sales	(355,625)	(353,170)	2,455.70%

Gross Profit	$802,721	$738,329	$64,392	8.73%

Gross Profit Percentage of Sales	69.30%	67.64%

Revenue

Our revenue for the six months ended June 30, 2011 was $1,079,722 compared to revenue of $1,012,875 in the six months ended June 30, 2010, an increase of $66,847, or 6.60%. Our overall revenue is up through the six-months ending June 30, 2011 by approximately 6%.  Our revenue is up for the first six months of 2011 due to the spring promotions that we have done, as well as the continued relationship with Groupon® that has been very successful for us.  We also received an insurance payment for damage done on the driving range which increased our overall revenue.  Additionally, an unseasonably mild spring has continued the golf season beyond its normal boundaries in the second quarter.

Revenue-Related Party for the three months ended June 30, 2011 was $78,624, which is the same amount as that recorded for the six months ended June 30, 2010.

Cost of sales/Gross profit percentage of sales

Cost of sales currently consists mainly of payroll and benefits expenses of AAGC staff, and operating supplies.  Our cost of sales for the six months ended June 30, 2011 was $355,625, an increase of $2,455 or 0.70% from $353,170 for the six month period ending June 30, 2010.  Our costs of goods stayed consistent due to a conscience effort by our staff to curb operational expenses during the economic downturn.

Gross profit as a percentage of sales held steady at 69.30% for the six months ended June 30, 2011 when compared to the 67.64% for the same period in June 30, 2010.

EXPENSES:

	For the Six Months Ending			Decrease %
	June 30, 2011
	2011 Amount	2010 Amount	Increase $

Expenses:
General and administrative expenses	$698,162	$755,985	$(57,823)	(7.65%)
Depreciation and amortization	52,994	47,125	5,869	12.45%
Total expenses	751,156	803,110	(51,954)	(6.47%)

Net income (loss) from operations	51,565	(64,781)	116,346	79.60%

Other income (expense):
Interest expense	(246,065)	(235,044)	(11,021)	(4.69)%
Gain on property and equipment	36,533	-	36,533	100%
Other income (expense)	(147)	17	(164)	(8.65)%
Total other income (expense)	(209,679)	(235,027)	25,348	89.21%
Net loss before provision for income tax	(158,114)	(299,808)	141,694	52.75%
Provision for income tax expense	-	-	-

Net(loss)	$(158,114)	$(299,808)	141,694	52.74%

Net income (loss) attributable to non-controlling interest	119,067	(44,419)	163,486	268.05%

Net (loss) attributable to All-American SportPark, Inc.	$(277,181)	$(344,627)	$67,446	26,79%

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 were $698,162, a decrease of $57,823 or 7.65%, from $755,985 for the six months ended June 30, 2010.  The decrease was primarily due to approximately $60,000 of advertising expenses being paid for by Callaway under their Customer Agreement with us. Management has also been making a conscious effort to cut expenses when at all possible, including cutting staff when possible.

Depreciation expense

Depreciation and amortization expenses for the six months ended June 30, 2011 were $52,994, an increase of $5,869 or 12.45%, from $47,125 for the six months ended June 30, 2010.  The increase in depreciation expense is attributed to the new items that were put into place to replace the items damaged during our storm in April.  These items value were increased over 12,000 from the prior items when originally purchased.

Total expenses

Our overall operating expenses increased with expenses totaling $751,156 for the six months ended June 30, 2011 compared to $803,110 for the six months ended June 30, 2010, which was a decrease of $51,954 or 6.47%.  The decrease in expenses has to do with the landscape contract that ended January 31, 2010, of which $33,000 was included in general and administrative expenses for 2010.  Additionally, we have been able to save a little bit in each expense area to help lower our overall expenses.

Income from Operations

We had income from operations in the amount of $51,565, for the six months ended June 30, 2011 versus a net loss of $(64,781) for the six months ended June 30, 2010.  This is a difference of $116,346 or 179.60%.  The decrease in loss from operations to income from Operations is consistent with the trend for the six months ending June 30, 2011 of a decrease in our general and administrative expenses and an increase in revenue.

Interest Expense

Our interest expense increased $11,021 or 4.69% from $(235,044) for the six months ended June 30, 2010 to $(246,065) for the six months ended June 30, 2011.  This decrease was due to a review of prior interest calculations associated with note payable – related parties and the corrected adjustment where needed.  A gain on disposal of property for $36,533 was realized this quarter, when we received an insurance payment to cover the insurance loss to our driving range netting due to a wind storm.

Net Loss

Our net loss for the six months ended June 30, 2011 was $(158,114) (before non-controlling interest) as compared with net loss of $(299,808) for the same period in 2010.  Our net loss decreased by $141,694 or 47.26% during the six months ended June 30, 2011 due to a conscious effort by management to cut costs and more effectively manage their expenses.

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

The following table summarizes our current assets, liabilities, and working capital at June 30, 2011 compared to December 31, 2010.

	June 30, 2011	December 31, 2010	Increase / (Decrease)
			$	%

Current Assets	$ 42,318	$ 29,710	$12,600	42.65%
Current Liabilities	9,822,497	9,686,697	(135,800)	(1.40%)
Working Capital Deficit	$ (9,780,179)	$ (9,656,979)

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

As of June 30, 2011, our cash balance was $36,461. Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies.  Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we have secured a customer agreement with Callaway Golf that will add additional capital to help fund our operations.

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

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). With this new guidance, the definition of a troubled debt restructuring remains essentially unchanged, but for loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 updating results in common fair value measurements and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intention regarding the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2011 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Instance Document*	X

101.SCH	Taxonomy Extension Schema Document*	X

101.LAB	Taxonomy Extension Label Linkbase Document.*	X

101.PRE	Taxonomy Extension Presentation Linkbase Document.*	X

*  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  August 11, 2011                                                                         By:  /s/ Ronald Boreta

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