Form 10-Q
period 2011-09-30
ALL AMERICAN SPORTPARK INC
filed 2011-11-14
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No ¨

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller reporting company x

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No x

                The number of shares of Common Stock, $0.001 par value, outstanding on November 7, 2011 was 4,522,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-Q
	INDEX
		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Changes in Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	(Removed and Reserved)	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL S TATEMENTS
ALL -AMERICAN SPORT PARK , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010

Assets
Current assets:
Cash	$-	$10,647
Accounts receivable	6,205	6,421
Prepaid expenses and other	22,082	12,650
Total current assets	28,287	29,718

Property and equipment, net of accumulated depreciation of $832,626 and $783,211, respectively	717,575	729,754
Total Assets	$745,862	$759,472

Liabilities and Stockholders' (Deficit)
Current liabilities:
Cash in excess of available funds	$20,896	$-
Accounts payable and accrued expenses	171,699	198,664
Current portion of notes payable related parties	4,090,995	4,093,177
Current portion due to related parties	1,309,642	1,231,696
Current portion of capital lease obligation	37,030	22,415
Accrued interest payable - related party	4,447,569	4,140,745
Total current liabilities	10,077,831	9,686,697

Long-term liabilities:
Long-term portion of capital lease obligation	42,822	58,349
Deferred rent liability	698,338	695,048
Total long-term liabilities	741,160	753,397

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,522,123, and shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	4,522	4,522

Additional paid-in capital	14,387,972	14,387,972
Accumulated (deficit)	(24,780,894)	(24,282,617)
Total All-American SportPark, Inc. stockholders' (deficit)	(10,388,400)	(9,890,123)
Noncontrolling interest in net assets of subsidiary	315,271	209,501
Total stockholders' deficit	(10,073,129)	(9,680,622)

Total Liabilities and Stockholders' (Deficit)	$745,862	$759,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,

	2011	2010	2011	2010

Revenue	$460,049	$401,728	$1,539,771	$1,414,303
Revenue - related party	39,312	39,012	117,936	117,936
Total revenue	499,361	440,740	1,657,707	1,532,239

Cost of revenue	177,202	184,638	532,827	537,808

Gross profit	322,159	256,102	1,124,880	994,431
Expenses:
General and administrative expenses	404,355	402,588	1,102,517	1,158,573
Depreciation and amortization	28,596	26,750	81,590	73,875
Total expenses	432,951	429,338	1,184,107	1,232,448

(Loss) from operation	(110,792)	(173,236)	(59,227)	(238,018

Other income (expense):
Interest expense	(123,601)	(157,581)	(369,666)	(392,625)
Gain on property and equipment	-	-	36,533	-
Other income (expense)	-	8	(147)	25
Total other income (expense)	(123,601)	(157,573)	(333,280)	(392,600)

Net (loss) before provision for income tax	(234,393)	(330,809)	(392,507)	(630,618)

Provision for income tax expense	-	-	-	-
Net (loss)	(234,393)	(330,809)	(392,507)	(630,618)

Net income (loss) attributable to non-controlling interest	$(13,297)	$(55,552)	$105,770	$(15,392)

Net (loss) attributable to All-American SportPark, Inc.	$(221,096)	$(275,257)	$(498,277)	$(615,226)

Net income (loss) per share- basic and fully diluted	$(0.05)	$(0.08)	$(0.11)	$(0.27)
Weighted average number of common shares outstanding - basic and fully diluted

	4,522,123	3,642,444	4,522,123	3,594,413

The accompanying notes are an integral part of these condensed consolidated financial statement

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ending September 30,

	2011	2010
Cash flows from operating activities

Net (loss)	$(392,507)	$(630,618)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities:
Depreciation and amortization expense	81,590	73,875
Gain on disposal of property and equipment	(36,533)	-
Changes in operating assets and liabilities:
Accounts receivable	216	(2,840)
Prepaid expenses and other	(9,432)	17,311
Cash in excess of available funds	20,892	-
Accounts payable and accrued expenses	(26,965)	46,035
Deferred rent liability	3,290	3,635
Accrued interest payable - related party	306,824	260,699
Net cash provided (used) by operating activities	(52,621)	(231,903)

Cash flows from investing activities
Insurance proceeds on property and equipment	46,436	-
Purchase of property and equipment	(79,314)	(64,350)
Net cash used by operating activities	(32,878)	(64,350)

Cash flows from financing activities
Proceeds (payments) from related parties	77,946	56,535
Payment on capital lease obligation	(912)	(12,874)
Proceeds from notes payable – related parties	-	139,082
Payments on notes payable - related party	(2,182)	(69,541)
Net cash provided (used) by financing activities	74,852	113,202

Net increase (decrease) in cash	(10,647)	(183,051)
Cash - beginning	10,647	272,750
Cash - ending	$-	$89,699

Supplemental disclosures:
Interest paid	$142	$361,938
Income taxes paid	$-	$-

Schedule of non-cash investing and financing activities
Assumption of capital lease obligation	$115,884	$99,000
Stock issued for accrued interest	$-	$114,255

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

Note 2 – Going concern

As of September 30, 2011, we had an accumulated deficit of $24,780,894. In addition, the Company’s current liabilities exceed its current assets by $10,049,544 as of September 30, 2011. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Recent accounting Policies

In April 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). With this new guidance, the definition of a troubled debt restructuring 3 remains essentially unchanged, but for loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

Note 4 – Noncontrolling interest

Noncontrolling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At September 30, 2011, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Noncontrolling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of September 30, 2011, our minority interest partner and a related party held a $315,271 interest in the net asset value of our subsidiary AAGC and a $51,827 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $68,712 and $82,000 for the three months ended September 30, 2011 and 2010, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,309,642 and $1,231,696 as of September 30, 2011 and December 31, 2010, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both the Company’s President and his brother have continued to defer half of their monthly salaries until the Company is in a more positive financial state. The amounts deferred for third quarter 2011 are $40,000 and $25,000, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of September 30, 2011, and December 31, 2010, respectively:

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

All maturities of related party notes payable and the related accrued interest payable as of September 30, 2010 are due and payable upon demand. At September 30, 2011, the Company has no loans or other obligations with restrictive debt or similar covenants.

On June 15, 2009, the Company entered into a “Stock Transfer Agreement” with a limited liability company, which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on the Company’s outstanding loan due to the related entity. In March 2009, the Company engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $ 600,000.

As of September 30, 2011 and December 31, 2010, accrued interest payable - related parties related to the notes payable – related parties totaled $4,447,569 and $4,140,745, respectively .

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the nine month ending September 30, 2011 and 2010, the Company recognized rental income totaling $117,936 and $117,936 respectively.

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

At September 30, 2011, minimum future lease payments under non-cancelable operating leases are as follows:

2011	$364,545
2012	529,840
2013	529,840
2014	529,840
2015	529,840
Thereafter	3,681,511

$6,165,416

Total rent expense for this operating lease was $364,545 and $364,545 for the nine months ended September 30, 2011 and 2010.

Capital Lease

The company entered into a capital lease for new Club Car gas powered golf carts. The lease is 47 months in length and started on March 1, 2010 with 28 months remaining. The company realizes $2,620 a month in interest expense related to the lease.

The following is a schedule by year of future principal payments required under this lease agreement.

2011	$6,025
2012	25,941
2013	29,157
2014	2,587

$63,710

The company entered into a capital lease for a new telephone system during the third quarter. The lease is 36 months in length and started in July of 2011 with 34 months remaining. The company realizes $642 a month in interest expense related to the lease.

The following is a schedule by year of future principal payments required under this lease agreement.

2011	$1,150
2012	5,087
2013	5,963
2014	3,941
$16,141

Accumulated depreciation for the Capital Lease as of September 30, 2011 and December 31, 2010 is $41,428 and $21,064 respectively.

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

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018. Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising. Additionally, the contributions are to be paid to SAGS in the form of golf related products. SAGS will then reimburse AAGC in monies as the related golf products are received. During the three months ending September 30, 2011 and 2010, SAGS reimbursed AAGC $22,849 and $66,001, respectively.

Note 7 – Stockholders' deficit

We are authorized to issue 50,000,000 shares of $0.001 par value preferred stock and 10,000,000 shares of $0.001 par value common stock.

Preferred stock

As of September 30, 2011, we had no preferred shares issued and outstanding.

Common stock

As of September 30, 2011, we had 4,522,123 shares of our $0.001 par value common stock issued and outstanding. We had no new issuances during the period ended September 30, 2011.

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

Results of Operations for the three months ended September 30, 2011 and 2010 compared.

     The following tables summarize selected items from the statement of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

INCOME:

	For the three months ended September 30,		Increase (Decrease)

	2011	2010	$	%

Revenue	$460,049	$401,728	$58,321	14.52%
Revenue – Related Party	39,312	39,012	300	. 77%
Cost of Sales	177,202	184,638	(7,436)	(4.03)%

Gross Profit	$322,159	$256,102	$66,057	125.79%

Gross Profit Percentage of Sales	64.51%	58.11%

Revenue

Our revenue for the three months ended September 30, 2011 was $460,049 compared to $401,728 in the three months ended September 30, 2010, an increase of $58,321, or 14.52%. Revenues were up in the third quarter. This was due to our "Play All Day" package, and our continued participation in the Groupon® advertising programs that offered customers discounted play at the CGC which could be used over a six-month period. However, the revenue from the sales of these packages is deferred until the end of the promotion. We realized revenue from Groupon® promotions of $35,952 during the quarter ended September 30, 2011. We have $31,297 of additional revenue that will be realized in the fourth quarter of 2011.

Revenue-Related Party for the three months ended September 30, 2011 was $39,312, which is $300 more than the same three months ended September 30, 2010.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the three months ended September 30, 2011 was $177,202, a decrease of $7,436, or 4.03% from $184,638 for the three month period ending September 30, 2010. The decrease is primarily due to slower business July, which called for a cut back in seasonal staffing.

Gross profit as a percentage of sales increased to 64.51%, for the three months ended September 30, 2011. Gross profit as a percentage of sales was 58.11% for the three months ended September 30, 2010.

EXPENSES:

		For the Three Months Ending September 30,			Increase (Decrease)

		2011 Amount	2010 Amount
					$	%
Expenses:
General and administrative		404,355		402,588	$1,767	. 44%
expenses	$		$
Depreciation and amortization		28,596		26,750	1,846	6.90%
Total expenses		432,951		429,338	3,613	. 84%

Income from operations		(110,792)		(173,236)	62,444	36.05%

Other income (expense):
Interest expense		(123,601)		(157,581)	33,980	21.56%
Gain on property and equipment		-		-	-	0%
Other income (expense)		-		8	(8)	(100)%
Total other income (expense)		(123,601)		(157,573)	34,372	78.24%

Net (loss)		(234,393)		(330,809)	96,416	70.85%

Net income (loss) attributable to		(13,297)		(55,552)	42,255	123.94%
non-controlling interest
Net loss attributable to All-AmericanSportPark, Inc.		(221,096)		(275,257)	54,161	80.32%

Total net income (loss)		$(0.05)		$(0.08)

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $404,355, an increase of $1,767 or .44%, from $402,588 for the three months ended September 30, 2010. Expenses have held steady in relationship to the prior year three month period due to the resolution of the water leak in our lake and steps being taken to assure proper repair. Although we continue to experience a slight increase in utilities expenses, we will be undertaking a significant project in the fourth quarter that will include re-piping from the street, decreasing the size of the lake and putting in new pumps that require a lower amount of electricity. This project should be completed by the first quarter of 2012.

Depreciation and amortization expenses for the three months ended September 30, 2011 were $28,596, an increase of $1,846, or 6.90% from $26,750 for the three months ended September 30, 2010. The increase in depreciation is a result of the addition of a telephone system capital lease.

Total Expenses

Our overall operating expenses increased to $432,951 for the three months ended September 30, 2011 as compared to $429,338 for the three months ended September 30, 2010. The increase in total expenses was $3,613 or .84% and was primarily caused by the new telephone capital lease and slight increase in utilities due to the piping repair that is needed.

Net Loss from Operations

We had a net loss from operations of $110,792 for the three months ended September 30, 2011 as compared to a net loss from operations of $173,236 for the three months ended September 30, 2010 decrease of $62,444 or 36.05%. The decrease in net loss from operations was due to business trending up this quarter based on our “Play all Day” and Group-On revenue offers continuing in this quarter.

Interest Expense

Our interest expense decreased by 21.56% or $33,980 from $157,581 for the three months ended September 30, 2010 to $123,601 for the three months ended September 30, 2011. The difference is based on account adjustments that had been made prior year to adjust the books.

Net Loss

The net loss for the three months ended September 30, 2011 was $234,393 (before noncontrolling interest) as compared with net loss of $330,809 for the same period in 2010. This is a decrease of $96,416 or 70.85% from the same period in 2010. The reduced loss was due to our “Play all Day” and Groupon revenue performances for 2011, and specifically in the 2nd and 3 rd quarter.

The net loss attributable to noncontrolling interest for the third quarter of 2011 was $13,297 as compared to $55,552 for the same period in 2010. That resulted in net loss attributable to All-American Sport Park of $221,096 for 2011 as compared to $275,257 a decrease of $54,161 over 2010 or 80.32%.

Results of Operations for the nine months ended September 30, 2011 and 2010 compared.

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

INCOME:

	For the nine months ended September 30,		Increase (Decrease)
	2011	2010	$	%
Revenue	$1,539,771	$1,414,303	$125,468	8.87%
Revenue – Related Party	117,936	117,936	-	0%
Cost of Sales	532,827	537,808	(4,981)	. 93%
Gross Profit	$1,124,880	$994,431	$130,449	13.12%
Gross Profit Percentage of Sales	67.86%	64.90%

Revenue

Our revenue for the nine months ended September 30, 2011 was $1,539,771 compared to revenue of $1,414,303 in the nine months ended September 30, 2010, an increase of $125,468, or 8.87%. Our revenue is up for the first nine months of 2011 due to our continued relationship with Groupon® that has been very successful for us. Additionally, we have run a Play All-day package that has been very successful during 2011.

Revenue-Related Party for the three months ended September 30, 2011 was $117,936, which is the same amount as that recorded for the nine months ended September 30, 2010.

Cost of sales/Gross profit percentage of sales

Cost of sales primarily includes payroll and benefits expenses of AAGC staff, and operating supplies. Our cost of sales for the nine months ended September 30, 2011 was $532,827, a decrease of $4,981 or .93% from $537,808 for the nine months ended September 30, 2010. Our costs of goods stayed consistent due to a conscious effort by our staff to curb operational expenses during the economic downturn. In addition, we cut staff hours during July in response to a decrease in business.

Gross profit as a percentage of sales increased to 67.86% for the nine months ended September 30, 2011 as compared to the 64.90% for the same period in September 30, 2010.

EXPENSES:

	For the Nine Months Ending September 30, 2011

	2011 Amount	2010 Amount	Increase (Decrease)
			$	%
Expenses:
General and administrative expenses	$1,102,517	$1,158,574	$(56,056)	(4.84)%
Depreciation and amortization	81,590	73,875	7,715	10.44%
Total expenses	1,184,107	1,232,449	(48,342)	(3.92)%

Net income (loss) from operations	(59,227)	(238,018)	178,791	24.88%

Other income (expense):
Interest expense	(369,666)	(392,625)	22,959	5.85%
Gain on property and equipment	36,533	25	36,508	146,032%
Other income (expense)	(147)	-	(147)	0%
Total other income (expense)	(333,280)	(392,600)	59,320	84.89%

Net loss before provision for income tax	(392,507)	(630,618)	238,111	62.24%
Provision for income tax expense	-	-	-	-

Net (loss)	$(392,507)	$(630,618)	238,111	62.24%

Net income (loss) attributable to non- controlling interest	105,770	(15,392	121,162	687.18
		)		%

Net (loss) attributable to All-American SportPark, Inc.	$(498,277	$(615,226	$116,949	80.99%
	)	)

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $1,102,517, a decrease of $56,056 or 4.84%, from $1,158,574 for the nine months ended September 30, 2010. The decrease was partially due to the fact that we had a landscape contract that ended on January 31, 2010, for which $32,000 was included in general and administrative expenses during 2010. Management has also been making a conscious effort to cut expenses when possible, including cutting staff when possible.

Depreciation Expense

Depreciation and amortization expenses for the nine months ended September 30, 2011 were $81,590, an increase of $7,715 or 10.44%, from $73,875 for the nine months ended September 30, 2010. The increase in depreciation expense is attributed to the new items that were put into place to replace the items damaged during our storm in April. These items value were increased over $12,500 from the prior items when originally purchased.

Total Expenses

Our overall operating expenses decreased to $1,184,107 for the nine months ended September 30, 2011 compared to $1,232,449 for the nine months ended September 30, 2010, which was a decrease of $48,342 or 3.92%.

Loss from Operations

We had a loss from operations of $59,227 for the nine months ended September 30, 2011 versus a net loss of $238, 018 for the nine months ended September 30, 2010. This is a difference of $178,791 or 75.12%. The decrease in loss from operations was due to the decrease in our general and administrative expenses and an increase in revenue.

Interest Expense

Our interest expense decreased $22,959 or 5.85% from $392,625 for the nine months ended September 30, 2010 to $369,666 for the nine months ended September 30, 2011. This decrease was due to a review of prior interest calculations associated with notes payable – related parties and making adjustments where needed.

Gain or Loss on Disposal of Property

A gain on disposal of property of approximately $37,000 was realized during the third quarter, when we received an insurance payment to cover the insurance loss to our driving range netting due to a wind storm.

Net Loss

The net loss for the nine months ended September 30, 2011 was $392,507 (before noncontrolling interest) as compared with net loss of $630, 618 for the same period in 2010. This is a decrease of $238, 111 or 62.24% from the same period in 2010. The reduced loss for the first three quarters of 2011 has to do with the net income that the company experienced during the second quarter of 2011 as well as the reduction in expenses seen in both the second and third quarter.

The net income attributable to noncontrolling interest for the nine months ending 2011 was $105,770 as compared to a loss of $15,392 for the same period in 2010. That resulted in net loss attributable to All-American Sport Park of $498,277 for 2011 as compared to $615,226 a decrease of $116,949 over 2010 or 19.01%.

Liquidity and Capital

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

The following table summarizes our current assets, liabilities, and working capital at September 30, 2011 compared to December 31, 2010.

	September 30, 2011	December 31, 2010	Increase (Decrease)
			$	%

Current Assets	28,287	29,710	$(1,423)	4.79%
Current Liabilities	10,077,831	9,686,697	391,134	4.10%
Working Capital Deficit	$10,049,544	$9,656,979

Internal and External Sources of Liquidity

Cash Flow . Since inception, we have primarily financed our cash flow requirements through related party debt transactions. If that source of funding is eliminated it may have a material, adverse effect on our operations. We are currently operating at a loss but with positive cash flow because of deferring related party payables and interest payments. Though this has allowed us to currently minimize the deferral of our payables, we continue to depend on this source of financing. Should we lose our ability to defer those payables, without a return to profitability, our cash resources will be limited.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2011, we had a liability for cash in excess of available funds of $20,896. Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies. Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we are continuing to rely on our customer agreement with Callaway Golf that to provide additional capital to help fund our operations.

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

.Changes in Internal Control over Financial Reporting

There were several changes in internal control over financial reporting that occurred during the third quarter of the fiscal year covered by this report that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. For the reasons described below, we created new policies and controls to ensure our effectiveness as of the end of the period covered by this report.

During the third quarter we became aware that an employee theft had taken place over a period of several months. We discovered than an employee had been ringing up cash transactions for buckets of balls, would zero out the dollar value of the receipts, provide the codes for customers to receive buckets of balls for our driving range, and then pocketed the cash. Because the items were zeroed out, the accounting reports for the transactions showed that nothing was sold for zero dollars. Once the weakness was found, the employee was terminated and the Company has worked out a plan of restitution with the employee.

As a Company, we have evaluated this weakness and have taken several steps to make sure there is never a reason to zero out a transaction. First, we print out all invoices from the prior daily sales to confirm that there were no zero transactions processed. Secondly, we have created extra buttons on our registers for any type of ball bucket combination including free buckets of balls (“comps”). Third, we have created a comp sheet requiring that customers fill out their personal information and a manager must approve the comp before it is rung up. This has created an environment where there is never a reason for a receipt to be zeroed out and these types of transactions would be obvious now when daily paperwork is being reviewed.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2011 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by reference
Exhibit number		Filed herewith	Form	Period ending	Exhibit No.	Filing date
Exhibit description

31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)