Form 10-K
period 2011-12-31
ALL AMERICAN SPORTPARK INC
filed 2012-03-23
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☒

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

Large accelerated filer ☐                Accelerated filer ☐

Non-accelerated filer ☐                                                                      Smaller reporting company ☒

(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

     As of June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $476,000, based on the closing price of the Common Stock on the OTC Bulletin Board of $0.28 per share on that date.

     The number of shares of Common Stock, $0.001 par value, outstanding March 19, 2012 was 4,522,123 shares.

ii

All-American Sportpark, inc.

Form 10-K

iii

PART I

ITEM 1.  BUSINESS

Business Development The Company’s business began in 1974 when the Company’s Chairman of the Board, Vaso Boreta opened a “Las Vegas Discount Golf and Tennis” retail store in Las Vegas, Nevada.  This store subsequently began distributing catalogs and developing a mail order business for the sale of golf and tennis products.  In 1984, the Company began to franchise the “Las Vegas Discount Golf & Tennis retail store concept and commenced the sale of franchises.  As of February 26, 1997 when the franchise business was sold, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

The Company was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and finally to All-American SportPark, Inc. (“AASP”) on December 14, 1998.

Sports Entertainment Enterprises, Inc. (“SPEN”), formerly known as Las Vegas Golf & Tennis, Inc. (“LVDG”), which had been a publicly traded company, acquired the Company in February 1988, from Vaso Boreta, who was the Company’s sole shareholder.  Vaso Boreta also served as SPEN’s Chairman of the Board, President, and CEO until February 2005.

In December 1994, the Company completed an initial public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant.  The net proceeds to the Company from this public offering were approximately $3,684,000.  The Class A Warrants expired unexercised on March 15, 1999.

On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company developed its Callaway Golf Center and All-American SportPark, (“SportPark”) properties.  The property was located on the world famous Las Vegas “Strip” at the corner of Las Vegas Boulevard and Sunset Road which was just south of McCarran International Airport and the Mandalay Bay and MGM Resorts.  The property was also adjacent to the Interstate 215 beltway that encircles the entire Las Vegas valley.  On 42 acres of the property is the Callaway Golf Center that opened or business in October 1997.  The remaining 23 acres was home to the discontinued SportPark that opened for business in October 1998 and was disposed of in May 2001.  The lease for the Callaway Golf Center was for fifteen years with options to extend for two additional five-year terms.  The lease for the Callaway Golf Center ™ commenced on October 1, 1997 when the golf center opened with a base rent of $33,173 per month.

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

On June 15, 2010, the Company entered into a Stock Transfer Agreement with Saint Andrews pursuant to which the Company transferred 49% of the outstanding common stock of All-American Golf Center, Inc. ("AAGC"), a subsidiary of the Company, to Saint Andrews Golf Shop, Ltd. ("Saint Andrews") in exchange for the cancellation of $600,000 of debt owed by the Company to Saint Andrews. The transfer of 49% of the common stock of AAGC was authorized by the Company's Board of Directors at which all of the Company's Directors voted in favor of the transfer, except that Ronald Boreta abstained from such vote. In connection with this transaction, the Company engaged Houlihan Valuation Advisors ("HVA") to provide an estimate of the fair market value of a 49% interest in AAGC. As a result of their analysis, HVA was of the opinion that the fair market value of a 49% interest in AAGC was approximately $600,000. The Board of Directors determined to use this value as the amount to be received from Saint Andrews for the 49% interest.

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

The original Las Vegas Golf and Tennis store closed to the public in May of 2010.  The owner, Vaso Boreta has since retired.

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

The Company’s operations consist of the CGC, located on 42 acres of leased land and strategically positioned within a few miles of the largest hotels and casinos in the world.  Las Vegas has over 37,335,436 visitors each year with over 151,000 hotel rooms, in Las Vegas and according to the Las Vegas Convention and Visitors Authority, nineteen of the top twenty-five largest hotels in the world are within a few miles of the CGC including the MGM Grand, Mandalay Bay, Luxor, Bellagio, the Monte Carlo, and the new City Center.  The CGC is also adjacent to McCarran International Airport, the 17th busiest airport in the world with 39,757,359 in passenger traffic during 2010 according to Las Vegas Convention and Visitors Authority.  The Las Vegas valley residential population is approximately 1.8 million.

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

The Company subleases space in the clubhouse to SAGS.  Base rent includes $13,104 per month through July 2012 with a 5% increase for each of the two 5-year options to extend in July 2012 and July 2017.  For the years ended December 31, 2011 and 2010, the Company recognized rental income totaling $157,248 and $157,248 respectively.

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

LIABILITY INSURANCE

The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities, with a limit of $2 million per occurrence, and an umbrella policy that provides an addition $2 million per occurrence for any amounts that exceed the limits of the general liability policy.  Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

MARKETING

The marketing program for the CGC has a two-fold focus.  The first is on local residents and the second is on tourists.  The emphasis on the tourist market has been increasing because of the close proximity that CGC has to the Las Vegas resorts located on the strip.  CGC has been working on creating a position that provides sales/marketing support to hotel guests, concierges and groups visiting Las Vegas.  The CGC's marketing efforts in the local resident market has principally relied on print media.  For the tourist market, the Company has instituted a taxi program, advertising cards placed in hotel lobbies and rooms, and print media in local tourist publications.  Also, the CGC has implemented programs to attract more group events, clinics, and other special promotional events.  A 30 ft. pylon sign with a reader board is located in front of the CGC.  The sign makes the general public aware of various programs, specials and information on events and other activities taking place within the CGC.  The CGC has undertaken random surveys of its customers about how they heard about the CGC.  Over half of the customers stated that they came into the CGC because they saw the sign.

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

In connection with the agreement with Callaway that was signed in June of 2009, during 2010 the Company hired R and R Partners, a local marketing and public relations firm to plan and implement strategic marketing for the facility. Beginning in 2011, the Company handled its own local marketing and public relations planning and implementing strategic marketing for the facility that would best reach their target audience.

The CGC uses social media, such as Facebook and Twitter, and also uses its own website to keep guests abreast on specific events and current pricing.  The CGC also utilizes email blasts for its customer base.  All of these help to keep the name of the CGC before its guests and potential guests creatively.

FIRST TEE PROGRAM

In March 2002, the CGC became the official home in southern Nevada for the national First Tee program.  The First Tee program is a national initiative started in November 1997 by the World Golf Foundation.  First Tee is a program sponsored by the PGA Tour, the LPGA, the PGA of America, the United States Golf Association, and Augusta National Golf Club.  The First Tee program was formed to eliminate access and affordability issues for children, especially economically disadvantaged children, to participate in the game of golf.  In research conducted by the National Golf Foundation, it was noted that only two percent of children through age 17 ever try golf and only five percent of our nation’s golfers were minorities.  The CGC believes its participation in this program offers opportunities for greater public exposure.

COMPETITION

In the Las Vegas market, the Company has competition from other golf courses, family entertainment concerts, and entertainment provided by hotel/casinos.  The Company’s management believes that the CGC has a competitive advantage in the Las Vegas market because of its strategic location, product branding, alliances, and extent of facilities balanced with competitive pricing that is unlike any competitor in the market.

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

EMPLOYEES

As of March 19, 2012, there were 4 full-time employees at the Company’s executive offices, and 3 full-time and 28 part-time employees at the CGC.

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

The CGC has two tenant operations. The first is the St. Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space.  The lease is for fifteen years through July 2012.  The tenant has two option to extend for five years in July 2012 and July 2017 with a 5% rent increase for each extention.

The second tenant is the Upper Deck Grill and Sports Lounge that occupies approximately 3,000 square feet of restaurant space with an initial base rent of $4000 per month which increases by 4% each year.  The lease between CGC and The 305 Group, operators of Upper Deck Grill and Sports Lounge, was signed on January 25, 2011 and the facility opened to the public in April of 2011.  This lease is for a period of five years and increases 4% each year.

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

Year Ended December 31, 2011: First Quarter Second Quarter Third Quarter Fourth Quarter Year Ended December 31, 2010: First Quarter Second Quarter Third Quarter Fourth Quarter	HIGH $0.32 $0.68 $0.29 $0.16 $0.13 $0.165 $0.30 $0.40	LOW $0.15 $0.16 $0.15 $0.11 $0.12 $0.11 $0.07 $0.16

HOLDERS

The number of holders of record of the Company’s $.001 par value common stock as of March 19, 2012 was approximately 1,040.  This does not include approximately 1,000 shareholders’ who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

There were no sales of unregistered securities during the year ended December 31, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 is not expected to materially impact our  future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

OVERVIEW

Our operations consist of the management and operation of the Callaway Golf Center (CGC). The CGC includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse, which includes the Callaway Golf fitting center, Saint Andrews Golf Shop exclusively carrying Callaway Golf product and Upper Deck Grill and Sports Lounge.  CGC has been listed as the number one driving range in America by Golf Digest Magazine several times, as recently as August 2010.

The CGC has an ideal location at the end of the “Las Vegas strip” and near the international airport; however, much of the land immediately adjacent to the CGC has not yet been developed.

The Town Square Mall, which opened in November of 2007, has resulted in increased revenues for the Golf Center.  The Town Square is a 1.5 million square foot super regional lifestyle center with a mix of retail, dining, and office space that is being developed across the street from the CGC.  In addition, traffic from time-share condominium and new casinos at the far south end of the strip is expected to draw more local and tourist business to the CGC.

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

As part of the Customer Agreement, Callaway provides up to 15,000 dozen driving range balls to the facility on a yearly basis as well as all employee uniforms.  Prior to this agreement, we were paying approximately $40,000 a year to supply the driving range with quality golf balls to enhance the driving range experience.   This provides significant operational cost savings each year to the Callaway Golf Center.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2011 VERSUS YEAR ENDING DECEMBER 31, 2010.

REVENUES.  Revenues of the Callaway Golf Center (“CGC”) for 2011 increased by $162,017 to $2,121,541 compared to $1,959,524 in 2010.  Golf course green fees held its own at $558,805 in 2011 compared to $558,660 in 2010.  This is due to a new “Play All Day” promotion we instigated in 2011 that allows golfers to come in and play use our facility between 7 a.m. and 4 p.m. to golf and use the Driving Range as much as they want during that time period.  Driving Range revenue increased for 2011 by $46,103 to $830,703 in 2011 compared to $784,601 in 2010.  Although our rounds of golf are up this year, the driving range has continued to grow based on the value offered when using our driving range.  Rentals for golf carts and golf clubs increased $37,880 in 2011 to $309,473, as compared to $271,593 in 2010.  This increase is directly proportionate to our Play All Day promotion.  Golf lesson revenues increased by $2,787 for 2011 to $95,680 compared to $92,893 for 2010.  Our golf lessons have remained steady for 2011 due to an effort by our golf pros to increase visibility through advertising, including coupon deals through Groupon.com and organizing special events based around group lessons.

COST OF REVENUES

Costs of revenues decreased by $44,718 to $646,070 during 2011 as compared to $690,788 in 2010. This decrease is attributed to the managements conscious effort to reduce cost of sales where necessary, which included streamlining operations, including staff adjustments.  Other cost of goods, mainly comprised of miscellaneous golf supplies, increased slightly to $66,759 in 2011 as compared to $70,107 in 2010.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs.  These expenses decreased by $91,320 to $1,490,957 in 2011 from $1,582,277 in 2010.    Our general and administrative expenses were down in general for 2011 with such accounts as electricity being down $7,611, office supplies down $335, long distance phone service down $774 and supplies for operations being down $11,037, among others.  Our legal expenses decreased by $13,676 to $24,123 in 2011 as compared to $37,799 in 2010.  This was due to the fewer legal issues being encountered in 2011.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2011, an impairment on property and equipment was incurred for $36,533 due to an insurance claim for wind damage.  There was no impairment on property and equipment in 2010.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $11,423 in 2011 to $109,628 from $98,205 in 2010.  This increase was primarily due to a capital lease that was signed in 2011 for a new phone system.  This capital lease ends in 2015.

OTHER INCOME AND INTEREST EXPENSE

Interest expense decreased in 2011 by $23,956 to $493,044 in 2011 from $517,000 in 2010.

NET INCOME (LOSS)

In 2011, the net loss (before non-controlling interest) was $581,772 as compared to net loss of $933,912 in 2010.  This decrease in net loss is attributed to an increase in revenue and a decrease in cost of goods and expenses.

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

Nevertheless, for reasons described below and in Note 1 to the consolidated financial statements, in its report dated March 23, 2012 the Company’s independent auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern.

As of December 2011, the Company had a working capital deficit of $10,226,855 as compared to a working capital deficit of $9,656,979 in December 2010.  The incresase was due primarily to the continued increase in the interest associated with the notes payable for which the Company currently is responsible.

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

The consolidated financial statements are set forth on pages F-1 through F-17 hereto.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Section 989G of the Dodd Frank Wall Street Reform and Consumer Protection Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were several changes in internal control over financial reporting that occurred during the third quarter of the fiscal year that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.  For the reasons described below, we created new policies and controls to ensure our effectiveness as of the end of the period covered by this report.

During the third quarter we became aware that an employee theft had taken place over a period of several months.  We discovered than an employee had been ringing up cash transactions for buckets of balls, would zero out the dollar value of the receipts, provide the codes for customers to receive buckets of balls for our driving range, and then pocket the cash.  Because the items were zeroed out, the accounting reports for the transactions showed that nothing was sold for zero dollars.  Once the weakness was found, the employee was terminated and the Company has worked out a plan of restitution with the employee.

As a Company, we evaluated this weakness and have taken several steps to make sure there is never a reason to zero out a transaction.  First, we print out all invoices from the prior daily sales to confirm that there were no zero transactions processed.  Secondly, we have created extra buttons on our registers for any type of ball bucket combination including free buckets of balls (“comps”).  Third, we have created a comp sheet requiring that customers fill out their personal information and a manager must approve the comp before it is rung up.  This has created an environment where there is never a reason for a receipt to be zeroed out and these types of transactions would be obvious now when daily paperwork is being reviewed.

ITEM 9B.        OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

            NAME                       AGE                  POSITIONS AND OFFICES HELD

Ronald S. Boreta                      49                    President, Chief Executive Officer,

                                                                        Treasurer, Secretary and Director

Vaso Boreta                             77                    Chairman of the Board of Directors

William Kilmer                          71                    Director

Cara Corrigan                          50                    Director

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2011 by the Company's President.  The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND                                                    STOCK          OPTION            ALL

PRINCIPAL                SALARY    BONUS   AWARDS       AWARDS       OTHER            TOTAL

POSITION      YEAR       ($)             ($)(1)         ($)                     ($)              COMPEN-           ($)

                                                                                                                        SATION

                                                                                                                          ($) (2)

________________________________________________________________________________

Ronald S.         2009    $120,000         --               --                    --                $29,919           $149,919

Boreta,             2010    $120,000       $5,000         --                    --                $23,207           $148,207

President          2011    $120,000     $25,000         --                    --                $29,992           $179,992

________________

(1)  Beginning in 2010, Ronald S. Boreta received payment related to bonuses aggregating $31,798 which he earned over ten years ago, but were never paid.  He was paid $5,000 in 2010 and $25,000 in 2011.  The remaining balance will be paid to him during 2012.

(2)   Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use. For 2009, these amounts were $13,604 for club memberships and $16,315 for an automobile.   For 2010, these amounts were $10,093 for club memberships and $13,114 for an automobile.  For 2011, these amounts were an auto and related auto expense, monthly membership due and club membership with auto expenses totaling $19,037, membership dues were $408 and club membership was $10,547.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2011.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings.  In October 2006, William Kilmer received 34,000 shares for his prior service as a director.  In 2007, Cara Brunette received 34,000 shares of stock as an employee of the Company.  During 2011 and 2010, no compensation was paid to the Company's directors for their services in that capacity.

Cara Corrigan is an employee of the Company and receives an annual salary of $73,000 as its Corporate Controller.

EMPLOYMENT AGREEMENT

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he receives base salary of $100,000 per year plus annual increases as determined by the Board of Directors.  His salary was increased to $120,000 beginning the year ended December 31, 1996.  The employment agreement is automatically extended for additional one-year periods unless 60 day’s- notice of the intention not to extend is given by either party.  Ronald S. Boreta also receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage.  The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company.  Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.  As part of the Callaway agreement signed in June of 2010, Mr. Boreta's employment agreement was extended until 2018 or as long as Callaway Golf Company is involved in the Callaway Golf Center.

1998 STOCK INCENTIVE PLAN

The company approved a 1998 Stock Incentive Plan that was subsequently approved by shareholders.  That plan expired in 2008.

ITEM 12.  SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2012 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group.  Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS                     AMOUNT AND NATURE                 PERCENT

OF BENEFICIAL OWNERS              OF BENEFICIAL OWNERSHIP       OF CLASS

Ronald S. Boreta                                              650,484 (1)                                 14.40%

6730 Las Vegas Blvd. S.

Las Vegas, NV  89119

ASI Group, LLC                                           1,589,167 (5)                                  35.10%

Investment AKA, LLC

c/o Agassi Enterprises, Inc.

3883 Howard Hughes Pkwy, 8th Fl.

Las Vegas, NV  89109

John Boreta                                                      511,890 (2)                                 11.30%

6730 Las Vegas Blvd. South

Las Vegas, NV  89119

Boreta Enterprises, Ltd.                                    360,784 (4)                                  8.00%

6730 Las Vegas Blvd. South

Las Vegas, NV  89119

Vaso Boreta                                                        3,853 (3)                                   0.01%

6730 Las Vegas Blvd. South

Las Vegas, NV  89119

William Kilmer                                                   34,000 (6)                                   0.08%

1853 Monte Carlo Way

Coral Springs, FL  33071

Cara Corrigan                                                    34,000 (6)                                   0.08%

10337 Tiger Paws Place

Las Vegas, NV  89183

All Directors and Executive                               722,337 (7)                                 14.57%

Officers as a Group (4 persons)

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2011, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company’s employees have provided administrative/accounting support for a) three golf retail stores one named Saint Andrews Golf Shop ("SAGS") and the other two named Las Vegas Golf and Tennis ("District Store" and “Westside Store”), owned by the Company's President and his brother, and (c) Durpat, LLC, which is owned by the Chairman, Vaso Boreta.  Durpat is a management company.  The SAGS store is the retail tenant in the CGC.  The Paradise Store closed during 2010.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity.  Amounts allocated to these related parties by the Company approximated $90,814 and $84,194 for the years ended December 31, 2011 and 2010, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,370,830 and $1,231,696 as of December 31, 2011 and 2010, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the years ended December 31, 2011 and 2010, the Company recognized rental income totaling $157,248 and $157,248.

Notes to Related Parts

The Company has various notes and interest payable to the following entities as of December 31, 2011 and 2010:

	2010	2011
Various notes payable to the Paradise Store bearing 10% per annum and due on demand	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand

	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand
	693,846	630,846

Various notes payable to the District Store, bearing 10% per annum and due on demand
	85,000	85,000

Note payable to SAGS for phone system, payable in monthly payments of $457 through 2011

	-	2,182

Note payable to BE III, LLC, bearing 10% Per annum and due on demand	105,500	75,000

TOTAL	$4,184,495	$4,093,177

In 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi owns ANR. Mr. Agassi also owns ASI Group LLC, which is a principal shareholder of the Company. Ronald S. Boreta, the Company’s President, personally guarantees the promissory notes representing these obligations. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The accrued interest payable balance at December 31, 2010 was $114,255. The principal of the note was paid off on September 30, 2008 with the proceeds from the Urban Land Settlement.  However, in September of 2010 stock was issued as a means to compensate for the interest due to Investment AKA, LLC, a company involving Andre Agassi, for 952,123 shares.  This share amount was derived by the average stock price for the 30 days prior to the transaction dated September 28, 2010, which was 12 cents a share.

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2010 are due and payable upon demand. At December 31, 2011, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of December 31, 2011 and 2010, accrued interest payable - related parties related to the notes payable – related parties totaled $4,550,848 and $4,140,745, respectively.

John Boreta has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years.  On June 15, 2009, AAGC entered into an employment agreement with John Boreta.  The employment agreement is for a period through May 31, 2012 and provides for a base annual salary of $75,000.  During 2011, he received compensation of $81,000 for his services in that capacity, which includes an auto allowance.  He also receives health insurance that is fully paid for by AGC at a current cost of $1,001 per month.  John Boreta is a principal shareholder of the Company and is also the brother of Ronald Boreta and the son of Vaso Boreta.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2011 and 2010 by LL Bradford for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by LL Bradford for tax compliance and tax advice for the fiscal years ended December 31, 2011 and 2010, were $5,000 during each year.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION
2	Agreement for the Purchase And Sale of Assets, as amended	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated February 26, 1997

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment To Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.2	Stock Option Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.3	Promissory Note to Vaso Boreta	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.4	Lease Agreement between Urban Land of Nevada and All-American Golf Center, LLC	Incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.5	Operating Agreement for All-American Golf, LLC, a limited liability Company	Incorporated by reference to Exhibit 10.18 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.6	Lease and Concession Agreement with Sport Service Corporation	Incorporated by reference to Exhibit 10.20 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.7	Promissory Note of All- American SportPark, Inc. For $3 million payable to Callaway Golf Center	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.8	Guaranty of Note to Callaway Golf Company	Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for The year ended December 31, 1998

10.9	Forbearance Agreement Dated March 18, 1998 With Callaway Golf Company	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.10	Promissory Note to Saint Andrews Golf, Ltd.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form-KSB for the year ended December 31, 2005

10.11	Promissory Note to BE Holdings I, LLC	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

10.12	Promissory Notes to Saint Andrews Golf Shop Ltd. And BE District, LLC During 2007	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

10.13	Settlement Agreement with Urban Land of Nevada, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for The quarter ended September 31, 2008

10.14	Customer Agreement among All-American SportPark, Inc.; All-American Golf Center, Inc.; Saint Andrews Golf Shop, Ltd.; and Callaway Golf Company dated June 19, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on June 19, 2009
10.15	Stock Transfer Agreement among All-American SportPark, Inc.; Saint Andrews Golf Shop, Ltd. and All-American Golf Center, Inc. dated June 15, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on June 19, 2009
10.16	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.17 10.18	Addendum No. 2 to Employment Agreement between Ronald Boreta and All-American SportPark, Inc. dated June 15, 2009. Agreement with AKA Investments, LLC dated September 23, 2009

Incorporated by reference to

Exhibit 10.4 to the Registrant's

Report on Form 8-K filed on

June 19, 2009

Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 24, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of All-American SportPark, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of All-American SportPark, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2011. All-American SportPark Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 23, 2012
Las Vegas, Nevada

All-American Sportpark, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets

Current assets:
Cash	$1,900	$10,647
Accounts receivable	2,807	6,421
Prepaid expenses and other	107,472	12,650
Total current assets	112,179	29,718

Property and equipment,
net of accumulated depreciation of $856,025 and $783,211 as of 2011 and 2010 respectively	693,364	729,754

Total Assets	$805,543	$759,472

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$29,184	$-
Accounts payable and accrued expenses	160,469	198,664
Current portion of notes payable - related
parties	4,184,494	4,093,177
Current portion of due to related parties	1,370,830	1,231,696
Current portion of capital lease obligation	43,208	22,415
Accrued interest payable - related party	4,550,848	4,140,745
Total current liabilities	10,339,034	9,686,697

Long-term liabilities:
Long-term portion of capital lease obligation	29,469	58,349
Deferred rent liability	699,435	695,048
Total long-term liabilities	728,903	753,397

Commitments and Contingencies
Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively
	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 4,522,123 and 4,522,123 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively
	4,522	4,522
Additional paid-in capital	14,387,972	14,387,972
Accumulated deficit	(24,976,480)	(24,282,617)
Total All-American SportPark, Inc. stockholders’ (deficit)	(10,583,986)	(9,890,123)
Non-controlling interest in subsidiary	321,592	209,501
Total stockholder’s (deficit)	(10,262,394)	(9,680,622)

Total Liabilities and Stockholders' Deficit	$805,543	$759,472

The accompanying notes are an integral part of these consolidated financial statements.

All-American Sportpark, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

Revenue	$1,964,293	$1,802,276
Revenue – Related Party	157,248	157,248
Total Revenue	2,121,541	1,959,524

Cost of revenue	646,070	690,788

Gross profit	1,475,471	1,268,736

Expenses:
General & administrative	1,490,957	1,582,277
Depreciation and amortization	109,628	98,205
Total expenses	1,600,585	1,680,482

Loss from operations	(125,114)	(411,746)

Other income (expense):
Interest expense	(493,044)	(517,000)
Interest income	-	27
Gain on property or equipment	36,533
Other income (expense)	(147)	-
Total other income (expense)	(456,658)	(516,973)

Net loss before provision for income tax	(581,772)	(928,719)
Provision for income tax expense	-	(5,193)

Net loss	(581,772)	(933,912)

Net income (loss) attributable to non-controlling interest	112,091	(49,825)

Net loss attributable to All-American SportPark, Inc.	$(693,863)	$(884,087)

Weighted average number of common
shares outstanding-basic and fully diluted	4,522,123	3,815,204

Net loss per share – basic and fully diluted	$(0.15)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

All-American Sportpark, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	Common Stock		Additional Paid-In Capital		Non- Controlling Interest
				Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2009
	3,570,000	$3,570	$14,274,669	$(23,398,530)	$259,326	$(8,860,965)

Capital Contribution in the form of debt Extinguishment

	952,123	952	113,303		-	114,255

Net Loss			-	(884,087)	(49,825)	(933,912)

Balance December 31, 2010
	4,522,123	4,522	14,387,972	(24,282,617)	209,501	(9,680,622)

Net Loss	-	-	-	(693,863)	112,091	(581,772)

Balance December 31, 2011
	4,522,123	$4,522	$14,387,972	$(24,976,480)	$321,592	$(10,262,394)

The accompanying notes are an integral part of these consolidated financial statements.

All-American Sportpark, Inc.

consolidated statements of cash flows

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010

Cash flows from operating activities
Net loss	$(581,772)	$(933,912)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation expense	109,628	98,205
Impairment on property and equipment	(36,533)	-
Changes in operating assets and liabilities:
Accounts receivable	3,614	(5,228)
Prepaid expenses	(4,822)	11,142
Cash in excess of available funds	29,184	-
Accounts payable and accrued expenses	(38,195)	44,573
Deferred rent liability	4,387	4,412
Accrued interest payable – related parties	410,103	364,142
Net cash used in operating activities	(104,406)	(416,666)

Cash flows from investing activities
Deposits on property and equipment	(90,000)	-
Proceeds from insurance settlement	46,436	-
Purchase of property and equipment	(83,141)	(37,064)
Net cash used in investing activities	(126,705)	(37,064)

Cash flows from financing activities
Net proceeds from related parties	139,134	142,656
Payments on capital lease obligation	(8,087)	(18,235)
Proceeds from notes payable – related parties	93,499	67,207
Payments on notes payable	(2,182)	-
Net cash provided by financing activities	222,364	191,627

Net increase (decrease) in cash	(8,747)	262,103
Cash – beginning	10,647	272,750
Cash – ending	$1,900	$10,647

Supplemental disclosures:
Interest paid	$142	$362,097
Income taxes paid	$-	$5,193

Supplemental disclosures of non-cash financing activities: Assumption of capital lease obligation	$21,171	$99,000
Stock issued for accrued interest	$-	$114,255

The accompanying notes are an integral part of these consolidated financial statements.

All-American Sportpark, Inc.

Notes to Consolidated Financial Statements

NOTE 1.  ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a.                   PRINCIPLES OF CONSOLDIATION

The consolidated financial statements of All-American SportPark, Inc. (“AASP”) include the accounts of AASP and its 51% owned subsidiary, All-American Golf Center, Inc. (“AAGC”), collectively the “Company”.  All significant intercompany accounts and transactions have been eliminated.  The Company’s business operations consists solely of the Callaway Golf Center (“CGC”) are included in AAGC.

b.                  BUSINESS ACTIVITIES

The CGC includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and two tenants:  the St. Andrews Golf Shop retail store, and Upper Deck Grill and Sports Lounge restaurant.

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

            d.         GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, for 2011, the Company had net loss of $(693,864).  As of December 31, 2011, the Company had a working capital deficit of $10,226,855 and a shareholders' equity deficiency of $10,262,395.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       Furniture and equipment              3-10 years

       Leasehold improvements           15-25 years

            d.         ADVERTISING

The Company expenses advertising costs as incurred.  Advertising costs charged to continuing operations amounted to $228,052 and $250,000 in 2011 and 2010, respectively.  The amount, up to $250,000 is then reimbursed by the St. Andrews Golf Shop, per the Callaway Golf Agreement of 2010 leaving a net amount of $0 on the books for 2011.

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

            h.         IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable.  If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.  Due to a wind storm in March of 2011, the Company had to retire some fencing and netting replacing it through an insurance claim.  The amount written off to impairment was $36,533 for the year ended December 31, 2011.

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

            k.         RECENT ACCOUNTING POLICIES

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 is not expected to materially impact our future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

NOTE 3.  EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities.  Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  The Company did not have any stock equivalent shares for the years ended December 31, 2011 and 2010.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 4,522,123 and 3,518,204 in 2011 and 2010, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS

Due to related parties

The Company’s employees provide administrative/accounting support for (a) a management company, wholly-owned by the Company's Chairman, named Durpat, LLC, and b) three golf retail stores, one of which is named Saint Andrews Golf Shop ("SAGS") and the others named Las Vegas Golf and Tennis ("District Store") and Las Vegas Golf and Tennis (“Westside, 15 Store”), owned by the Company's President and his brother.  The SAGS store is the retail tenant in the CGC.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity.  Amounts allocated to these related parties by the Company approximated $90,814 and $84,194 for the years ended December 31, 2011 and 2010, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,370,830 and $1,231,696 as of December 31, 2011 and 2010, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of December 31, 2011 and 2010:

	2010	2011
Various notes payable to the Paradise Store bearing 10% per annum and due on demand	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand

	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand
	693,846	630,846

Various notes payable to the District Store, bearing 10% per annum and due on demand
	85,000	85,000

Note payable to SAGS for phone system, payable in monthly payments of $457 through 2011

	-	2,182

Note payable to BE III, LLC, bearing 10% Per annum and due on demand	105,500	75,000

TOTAL	$4,184,495	$4,093,177

In 2005, ANR, LLC ("ANR"), advanced the Company $800,000, to complete the settlement of action involving Sierra SportService Inc. Andre K. Agassi owns ANR. Mr. Agassi also owns ASI Group LLC, which is a principal shareholder of the Company. The promissory notes representing these obligations are personally guaranteed by Ronald S. Boreta, the Company's President. Interest accrues at 5% per annum, and the notes, including related interest, are payable on demand. The accrued interest payable balance at December 31, 2010 was $114,255. The interest payable as of December 31, 2008 is $114,255. The principal of the note was paid off on September 30, 2008 with the proceeds from the Urban Land Settlement.  However, in September of 2011 stock was issued as a means to compensate for the interest due to Investment AKA, LLC, a company involving Andre Agassi, for 952,123 shares.  This share amount was derived by the average stock price for the 30 days prior to the transaction dated September 28, 2011, which was 12 cents a share.

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2011 are due and payable upon demand. At December 31, 2011, the Company has no loans or other obligations with restrictive debt or similar covenants.

On June 15, 2010, we entered into a “Stock Transfer Agreement” with St. Andrews Golf, Ltd. a Nevada limited liability company, which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on our outstanding loan due to St. Andrews Golf Shop, Ltd. In March 2010, we engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $600,000.

As of December 31, 2011 and 2010, accrued interest payable - related parties related to the notes payable – related parties totaled $4,550,948 and $4,140,745, respectively.

John Boreta has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years.  On June 15, 2010, AAGC entered into an employment agreement with John Boreta.  The employment agreement is for a period through May 31, 2012 and provides for a base annual salary of $75,000.  During 2011, he received compensation of $79,550 for his services in that capacity.  He also receives health insurance that is fully paid for by AGC at a current cost of $1,188 per month.  John Boreta is a principal shareholder of the Company and is also the brother of Ronald Boreta and the son of Vaso Boreta.

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he receives base salary of $100,000 per year plus annual increases as determined by the Board of Directors.  His salary was increased to $120,000 beginning the year ended December 31, 1996.  The employment agreement is automatically extended for additional one-year periods unless 60 day’s notice of the intention not to extend is given by either party.  Ronald S. Boreta also receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage.  The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company.  Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.  As part of the Callaway agreement signed in June of 2010, Mr. Boreta's employment agreement was extended until 2018 or as long as Callaway Golf Company is involved in the Callaway Golf Center.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the years ended December 31, 2011 and 2010, the Company recognized rental income totaling $157,248 and $157,248, respectively.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2010	2011
	-----------------	---------------
Furniture and Equipment	$ 144,955	$ 136,402
Other Leasehold Improvement	339,121	289,696
Signage	203,171	206,359
Building	252,866	252,866
Land Improvements	380,480	380,480
Landscape Equipment	38,901	40,597
Other	72,315	109,261
Leased Equipment	115,884	99,000
	---------------	----------------
	1,512,965	1,549,389

Less accumulated depreciation and amortization

	(856,025)	(783,211)
	----------------	----------------
	$ 693,364	$ 729,754

NOTE 6.  COMMITMENTS

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

At December 31, 2011, minimum future lease payments under non-cancelable operating leases are as follows:

2012	$ 529,840
2013	529,840
2014	529,840
2015	529,840
2016	529,840
Thereafter	3,536,216

$ 6,185,416

Total rent expense for all operating leases was $481,673 for 2011 and $481,673 for 2010.

Customer Agreement

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and St. Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. Pursuant to this agreement, AAGC shall expend an amount equal to or exceeding $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, AAGC will expend amounts to improve both their range facility as well as the golfing center. These improvements are to include Callaway Golf® branding elements. Callaway has agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses of AAGC; 2) $750,000 towards facility improvements for both AAGC and St. Andrews Golf Shop; 3) $500,000 in range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC which will be repaid in golf merchandise to SAGS. AAGC will then be reimbursed by SAGS for AAGC’s expenditures in advertising as incurred. In substance, due to the related party nature of SAGS, the Company is also considered a customer of Callaway as it relates to this agreement. Therefore, we recognized the contributions from Callaway as follows:

•        Contribution of operating expenses totaling $750,000 (received July 2010) was presumed to be a reduction of such operating expenses and therefore reduced our “General and administrative” expense by that amount.

•        Contribution of range and other facility improvements totaling $554,552 were recorded as a reduction of the costs for those improvements. The contributions, which were made directly by Callaway to the applicable contractors and vendors completing the work, were exactly equal to the costs and therefore, no value as been recorded for these improvements.

The annual payments for advertising began in 2011 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018. Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in the form of monies as the golf related products are received.

During 2011 Callaway hired R & R Partners, a local advertising agency to handle the advertising of our facility.  Their contracted work was for a total of $150,000 for the year.  During this year, such advertising through R & R included regular radio advertising: a concierge event in conjunction with Where Magazine; advertising on taxi tops for a month; redesign of the CGS website, initiation of social networking with Facebook and Twitter; as well as magazine and newspaper advertisements.

NOTE 7.  INCOME TAXES

Income tax expense (benefit) consists of the following:

	2011	2010
	---------------	--------------
Current	$ (203,348)	$ (216,448)
Deferred	203,348	216,448
	-----------------	-----------------
	$ -	$ -
	============	============

The components of the deferred tax asset (liability) consisted of the following at December 31:

	2011	2010
	-------------	--------------
Deferred tax liabilities:
Temporary differences related to:
Depreciation	$ (209,433)	$ (201,665)

Deferred tax assets:
Net operating loss carryforward	4,536,245	4,434,511
Related party interest	1,547,287	1,407,854
Other	2,396	41,800
	---------------	---------------
Net deferred tax asset before evaluation allowance	5,874,099	5,681,500
Valuation allowance	(5,874,099)	(5,681,500)
	---------------	---------------
	$ -	$ -
	==========	==========

As of December 31, 2011 and 2010, the Company has available for income tax purposes approximately $21.0 and $20.0 million respectively in federal net operating loss carryforwards, which may be available to offset future taxable income.  These loss carryforwards expire in 2019 through 2028.  The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carryforwards due to possible future ownership changes.  A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.  The Company paid $- 0- in income tax for the year ended 2010.

NOTE 8.  CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

            a.         CAPITAL STOCK

There are no unusual rights or privileges related to the ownership of the Company's common stock.

            b.         STOCK OPTION PLANS

There were no outstanding stock option plans at December 31, 2011.

NOTE 9.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying financial statements were issued.

The Company is working on a construction project to reduce the size of the lake on the fourth hole to combat a chronic leakage problem that continues to cause high water bills.  The Company has installed new piping and a new pump for the lake and is reducing the size of the lake while putting in eco friendly landscaping.  The project began in November 2011 and is expected to be completed by the end of March 2012.  As of December 31, 2011, the Company made deposits totaling $90,000 towards these improvements which have been recognized as prepaid expenses and other on the accompanying balance sheet.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: March 23, 2012                 By: /s/ Ronald S. Boreta

Ronald S. Boreta, Chief Executive  Officer
(Principal Executive Officer and
 Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                                TITLE                                        DATE

/s/Vaso Boreta                              Chairman of the Board                  March 23, 2012

Vaso Boreta                                  and Director

/s/ Ronald S. Boreta                      President (Chief                             March 23, 2012

Ronald S. Boreta                           Executive Officer),

                                                     Treasurer (Principal

                                                     Financial Officer)

                                                     and Director

________________________      Director

William Kilmer

/s/ Cara Corrigan                            Director                                        March 23, 2012

Cara Corrigan