Form 10-Q
period 2012-03-31
ALL AMERICAN SPORTPARK INC
filed 2012-05-14
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx No¨

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yesx No¨

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller reporting company x

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x

                The number of shares of Common Stock, $0.001 par value, outstanding on May 10, 2012 was 4,522,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-Q
	INDEX
		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011
		1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2012 and 2011 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	20
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Changes in Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
SIGNATURES		23

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS ALL-AMERICAN SPORT PARK , INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011

	(unaudited)
Assets

Current assets:
Cash	$45,700	$1,900
Accounts receivable	150	2,807
Prepaid expenses and other	10,817	107,472
Total current assets	56,667	112,179

Property and equipment,
net of accumulated depreciation of $857,999 and
$856,025, as of 2012 and 2011, respectively	790,812	693,364

Total Assets	$847,479	$805,543

Liabilities and Stockholders' (Deficit)

Current liabilities:
Checks issued in excess of
available funds	$-	$29,184
Accounts payable and accrued expenses	132,289	160,469
Current portion of notes payable - related parties	4,279,495	4,184,494
Current portion due to related parties	1,423,409	1,370,830
Current portion of capital lease obligation	32,003	31,027
Accrued interest payable - related party	4,657,373	4,550,848
Total current liabilities	10,524,569	10,326,852

Long-term liabilities:
Long-term portion of capital lease obligation	33,273	41,640
Deferred rent liability	700,257	699,435
Total long-term liabilities	733,530	741,075

Commitments and Contingencies
Stockholder’s (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,522,123 and 4,522,123 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively

	4,522	4,522

Additional paid-in capital	14,387,972	14,387,972
Accumulated (deficit)	(25,149,800)	(24,976,480)
Total All-American SportPark, Inc. stockholders' (deficit)	(10,757,306)	(10,583,986)
Non-controlling interest in net assets of subsidiary	346,686	321,592
Total stockholders' deficit	(10,410,620)	(10,262,394)

Total Liabilities and Stockholders' (Deficit)	$847,479	$805,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC. Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ending March 31,
	2012	2011

Revenue	$524,364	$449,973
Revenue - related party	39,312	39,312
Total revenue	563,676	489,285

Cost of revenue	199,399	193,162

Gross profit	364,277	296,123

Expenses:
General and administrative expenses	349,407	329,930
Depreciation and amortization	29,443	26,121
Total expenses	378,850	356,051

Net operating (loss)	(14,573)	(59,928)

Other income (expense):
Interest expense	(135,326)	(123,293)
Other expense	-	(147)
Gain on property and equipment	1,673	-
Total other income (expense)
	(133,653)	(123,440)

Net (loss) before provision for income tax	(148,226)	(183,368)
Provision for income tax expense	-	-

Net (loss)	(148,226)	(183,368)

Net income attributable to non-controlling interest	25,094	1,289
Net (loss) attributable to All-American SportPark, Inc.
	$(173,320)	$(184,657)

Net loss per share – basic and fully diluted	$(0.03)	$(0.04)
Weighted average number of common shares outstanding - basic and fully diluted
	4,522,123	4,522,123

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ending March 31,

	2012	2011
Cash flows from operating activities

Net (loss)	$(148,226)	$(183,368)
Adjustments to reconcile net loss to net cash (used) in
operating activities:
Depreciation and amortization expense	29,443	26,121
Gain on disposal of property and equipment	(1,673)	-
Changes in operating assets and liabilities:
Accounts receivable	2,657	20
Prepaid expenses and other	6,655	(7,866)
Checks issued in excess of available funds	(29,184)	-
Accounts payable and accrued expenses	(28,180)	(39,972)
Deferred rent liability	822	1,097
Accrued interest payable - related party	106,525	102,274
Net cash used by operating activities	(61,161)	(101,694)

Cash flows from investing activities
Proceeds from sale on property and equipment	1,675	-
Purchase of property and equipment	(36,893)	(2,805)
Net cash used by investing activities	(35,218)	(2,805)

Cash flows from financing activities
Proceeds from related parties	52,579	145,749
Payment on capital lease obligation	(7,401)	(5,519)
Proceeds from notes payable – related parties	95,001	-
Payments on notes payable - related party	-	(2,124)
Net cash provided by financing activities	140,179	138,106

Net increase in cash	43,800	33,605
Cash - beginning	1,900	10,647
Cash - ending	$45,700	$44,252

Supplemental disclosures:
Interest paid	$-	$140
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing activities
Cash payment for equipment in prior year	$90,000	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for interim periods may not be indicative of annual results.

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

Note 2 – Going concern

As of March 31, 2012, we had an accumulated deficit of $25,149,800. In addition, the Company’s current liabilities exceed its current assets by $10,467,902 as of March 31, 2012. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Recent accounting Policies

On January 1, 2012, changes were issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact the consolidated financial statement.

Note 4 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At March 31, 2012, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance

Sheets. As of March 31, 2012, St. Andrews Golf Shop, our minority interest partner and a related party held a $346,686 interest in the net asset value of our subsidiary AAGC and a $25,094 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $22,892 and $20,648 for the three months ended March 31, 2012 and 2011, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,423,409 and $1,370,830 as of March 31, 2012 and December 31, 2011, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both the Company’s President and his brother have continued to defer half of their monthly salaries until the Company is in a more positive financial state. The amounts deferred for first quarter 2012 are $15,000 and $9,375, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of March 31, 2012, and December 31, 2010, respectively:

	2011	2010
Various notes payable to the Paradise Store bearing 10% per annum and due on demand
	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand

	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand
	693,846	693,846

Various notes payable to the District Store, bearing 10% per annum and due on demand
	85,000	85,000

Note payable to BE, III bearing 10% per annum and due on demand
	200,500	105,500

	-------------	-------------
Total	$4,279,495	$4,184,495
	=========	=========

All maturities of related party notes payable and the related accrued interest payable as of March 31, 2012 are due and payable upon demand. At March 31, 2012, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of March 31, 2012 and December 31, 2011, accrued interest payable - related parties related to the notes payable – related parties totaled $4,657,373and $4,550,848, respectively .

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the three month ending March 31, 2012 and 2011, the Company recognized rental income totaling $39,312 and $39,312, respectively.

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

At March 31, 2012, minimum future lease payments under non-cancelable operating leases are as follows:

2012	$408,596
2013	529,840
2014	529,840
2015	529,840
2016	529,840
Thereafter	$3,035,369

$5,563,325

Total rent expense for this operating lease was $121,244 and $121,515 for the three months ended March 31, 2012 and 2011.

Capital Lease

The Company entered into a capital lease for new Club Car gas powered golf carts. The lease is 47 months in length and started on March 1, 2010. The Company pays $2,612 a month in principal and interest expense related to the lease.

The Company entered into a capital lease for a new telephone system during the third quarter of 2011. The lease is 36 months in length and started in July of 2011. The Company pays $642 a month in principal and interest expense related to the lease.

The following is a schedule by year of future minimum payments required under these lease agreements.

2012	$28,854
2013	38,471
2014	6,767
Total payments	74,092
Less interest	(8,816)
Total principal	65,276
Less current portion	(32,003)
Long-term portion	$33,273

Accumulated depreciation for the capital leases as of March 31, 2012 and December 31, 2011 was $56,880 and $49,154, respectively.

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

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018. Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising. Additionally, the contributions are to be paid to SAGS in the form of golf related products. SAGS will then reimburse AAGC in monies as the related golf products are received. During the three months ending March 31, 2012 and 2011, SAGS reimbursed AAGC $111 and $22,849, respectively.

Note 7 – Stockholders' deficit

We are authorized to issue 50,000,000 shares of $0.001 par value preferred stock and 10,000,000 shares of $0.001 par value common stock.

Preferred stock

As of March 31, 2012, we had no preferred shares issued and outstanding.

Common stock

As of March 31, 2012, we had 4,522,123 shares of our $0.001 par value common stock issued and outstanding. We had no new issuances during the period ended March 31, 2012.

Note 8 – Subsequent Events

Upon our evaluation of events and transactions that have occurred subsequent to the balance sheet date, we had paid a deposit during the fourth quarter of 2011 to have the lake area drained and new landscaping put in on our course. That project continues and we expect to receive approval from the Las Vegas Valley Water Authority by the end of May 2012. We expect to receive a rebate from the authority for water conservation after such approval of about $42,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

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

Results of Operations for the three months ended March 31, 2012 and 2011 compared.

     The following tables summarize selected items from the statement of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

INCOME:

	For the three months ended March 31,
			Increase (Decrease)

	2012	2011	$	%

Revenue	$524,364	$449,973	74,391	16.53%
Revenue – Related Party	39,312	39,012	-	0%
Cost of Sales	199,399	193,162	6,237	3.23%

Gross Profit	$364,277	$296,123	68,154	23.02%

Gross Profit Percentage of Sales	64.63%	60.52%

Revenue

Our revenue for the three months ended March 31, 2012 was $524,364 compared to $449,973 in the three months ended March 31, 2011, an increase of $74,391, or 16.53%. Revenues were up in the first quarter due to our offering a "Play All Day" package, and our continued participation in the Groupon® advertising programs that offered customers discounted play at the Callaway Golf Center (“CGC”) which could be used over a six-month period. However, the revenue from the sales of these packages is deferred until the end of the promotion. We realized revenue from Groupon® promotions of $20,485 during the quarter ended March 31, 2012 as compared to $35,952 during first quarter of 2011. We currently have no additional Groupon® specials running as of the date of this report.

Revenue-Related Party for the three months ended March 31, 2012 was $39,312, – which is the same as the three months ended March 31, 2011.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the three months ended March 31, 2012 was $199,399, an increase of $6,237 or 3.23% from $193,162 for the three month period ending March 31, 2011. The increase is due to the golf season beginning earlier this year, which resulted in additional staffing and landscaping needs.

Gross profit as a percentage of sales increased to 65%, for the three months ended March 31, 2012. Gross profit as a percentage of sales was 61% for the three months ended March 31, 2011. This increase is due to increased revenue due to an early golf season attributable to a mild winter.

EXPENSES:

	For the Three Months Ending March 31,		Increase (Decrease)

	2012 Amount	2011 Amount	$	%

Expenses:
General and administrative expenses	$349,407	$329,930	19,477	5.90%
Depreciation and amortization	29,443	26,121	3,322	12.72%
Total expenses	378,850	356,051	22,799	6.40%

Income from operations	(14,573)	(59,928)	45,355	75.68%

Other income (expense):
Interest expense	(135,326)	(123,293)	(12,033)	(9.76)%
Interest income	-	(147)		0%
Gain on property and equipment	1,673	-	1,673	0%
Other income (expense)	-	-	-	0%
Total other income (expense)	(133,653)	(123,440)	(10,213)	8.27%

Net (loss)	(148,226)	(183,368)	35,142	80.84%

Net income (loss) attributable to non-controlling interest	25,094	1,289	23,805	2046.78%

Net loss attributable to All-American SportPark, Inc.	(173,320)	(184,657)	11,337	93.86%

Total net income (loss)	$(0.03)	$(0.04)

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were $349,407, an increase of $19,477 or 5.90%, from $329,930 for the three months ended March 31, 2011. Expenses were slightly higher in the first quarter of 2012 due to payments made on the construction of the lake and installation of new pumps for that project. This project should be completed in 2nd quarter 2012.

Depreciation and amortization expenses for the three months ended March 31, 2012 were $29,443, an increase of $3,322, or 12.72% from $26,121 for the three months ended March 31, 2011. The increase in depreciation is a result of the addition of a telephone system capital lease.

Total Expenses

Our overall operating expenses increased to $378,850 for the three months ended March 31, 2012 as compared to $356,051 for the three months ended March 31, 2011. The increase in total expenses was $22,799 or 6.40 % and was primarily due to the payments made to modify the lake.

Net Loss from Operations

We had a net loss from operations of $14,573 for the three months ended March 31, 2012 as compared to a net loss from operations of $59,928 for the three months ended March 31, 2011 a decrease in loss of 45,355 or 75.68%. The decrease in net loss from operations was due to business trending up this quarter as a result of our offering a “Play all Day” package and the Group-On revenue offers continuing in this quarter.

Interest Expense

Our interest expense increased by 9.76% or $12,033 from $123,293 for the three months ended March 31, 2011 to $135,326 for the three months ended March 31, 2012. The difference is due to continued growth of interest due on various leases and loans.

Net Loss

The net loss for the three months ended March 31, 2012 was $148,226 (before non-controlling interest) as compared with net loss of $183,368 for the same period in 2011. This is a decrease of 19.16% from the same period in 2011. The reduced loss was due to our “Play all Day” and Groupon® promotions during 2012.

The net loss attributable to non-controlling interest for the first quarter of 2012 was $25,094 as compared to $1,289 for the same period in 2011. That resulted in net loss attributable to All-American Sport Park of $173,320 for 2012 as compared to $184,657 a decrease of $11,337 or 6.14%.

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

The following table summarizes our current assets, liabilities, and working capital at March 31, 2012 compared to December 31, 2011.

	March 31, 2012	December 31, 2011	Increase / (Decrease)
			$	%

Current Assets	56,667	112,179	(55,512)	50.5%
Current Liabilities	10,524,569	10,326,852	(197,717)	98.1%
Working Capital Deficit	$10,467,902	$10,214,673

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

As of March 31, 2012, our cash balance was $45,700. Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies. Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we are continuing to rely on our customer agreement with Callaway Golf that to provide additional capital to help fund our operations.

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

On January 1, 2012, changes were issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact the consolidated financial statement.

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

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2012 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by reference
Exhibit		Filed		Period	Exhibit	Filing
number	Exhibit description	herewith	Form	ending	No.	date

	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.1

	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.1

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: May 11, 2012	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)