Form 10-Q
period 2012-06-30
ALL AMERICAN SPORTPARK INC
filed 2012-08-14
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

      The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2012 was 4,522,123 shares.

All-American Sportpark, Inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011
		1

	Condensed Consolidated Statements of Operations for the Three And Six Months Ended June 30, 2012 and 2011 (Unaudited)
		2

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
		3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

Part II:	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Changes in Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Signatures

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:
Cash	$60,858	$1,900
Accounts receivable	268	2,807
Prepaid expenses and other	11,405	107,472
Total current assets	72,531	112,179

Property and equipment, net of accumulated depreciation of $648,122 and $857,999, as of 2012 and 2011, respectively	714,313	693,364

Total assets	$786,844	$805,543

Liabilities and Stockholders' (Deficit)

Current liabilities:
Cash in excess of available funds	$-	$29,184
Accounts payable and accrued expenses	159,851	160,469
Current portion of notes payable - related parties	4,279,495	4,184,494
Current portion due to related parties	1,347,324	1,370,830
Current portion of capital lease obligation	33,010	43,208
Accrued interest payable - related party	4,764,361	4,550,848
Total current liabilities	10,584,041	10,339,033

Long-term liabilities:
Long-term portion of capital lease obligation	24,633	29,469
Deferred rent liability	701,080	699,435
Total long-term liabilities	725,713	728,904

Total liabilities	11,309,754	11,067,937

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	--	--

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,522,123 and 4,522,123 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	4,522	4,522

Additional paid-in capital	14,387,972	14,387,972
Accumulated (deficit)	(25,321,682)	(24,976,480)
Total All-American SportPark, Inc. stockholders' (deficit)	(10,929,188)	(10,583,986)
Non-controlling interest in net assets of subsidiary	406,278	321,592
Total stockholders' deficit	(10,522,910)	(10,262,394)

Total liabilities and stockholders' (deficit)	$786,844	$805,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC. Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ending		For the Six Months Ending
	June 30, 2012		June 30, 2012
	2012	2011	2012	2011

Revenue	$611,294	$629,749	$1,135,658	$1,079,722
Revenue - Related Party	39,312	39,312	78,624	78,624
Total Revenue	650,606	669,061	1,214,282	1,158,346

Cost of revenue	179,289	162,463	378,688	355,625

Gross profit	471,317	506,598	835,594	802,721

Expenses:	363,327	368,232	712,734	698,162
General and administrative expenses
Depreciation and amortization	26,470	26,873	55,913	52,994
Total expenses	389,797	395,105	768,647	751,156
Income from operations	81,520	111,493	66,947	51,565

Other income (expense):
Interest expense	(135,379)	(122,722)	(270,705)	(246,065)
(Loss) gain on property and equipment	(58,445)	36,533	(56,772)	36,533
Other income (expense)	14	-	14	(147)
Total other income (expense)	(193,810)	(86,189)	(327,463)	(209,679)

Net income (loss) before provision for income tax	(112,290)	25,304	(260,516)	(158,114)
Provision for income tax expense	-	-	-	-

Net income attributable to non-controlling interest	59,592	120,354	84,686	119,067

Net (loss) attributable to All-American SportPark, Inc.	$(171,882)	$(95,050)	$(345,202)	$(277,181)

Net loss per share – basic and fully diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Weighted average number of common shares outstanding – basic and fully diluted	4,522,123	4,522,123	4,522,123	4,522,123

The accompanying notes are an integral part of these condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ending
	June 30,
	2012	2011
Cash flows from operating activities

Net (loss)	$(260,516)	$(158,114)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:

Depreciation and amortization expense	55,913	52,994
Loss (gain) on disposal of property and equipment	56,772	(36,533)
Changes in operating assets and liabilities:
Accounts receivable	2,539	6,421
Prepaid expenses and other	6,067	6,793
Cash in excess of available funds	(29,184)	-
Accounts payable and accrued expenses	(618)	(71,430)
Deferred rent liability	1,645	2,193
Accrued interest payable - related party	213,513	204,549
Net cash provided by operating activities	46,131	6,873

Cash flows from investing activities
Proceeds from sale of property and equipment	1,675	-
Insurance proceeds on property and equipment	-	46,026
Purchase of property and equipment	(45,309)	(59,181)
Net cash used by operating activities	(43,634)	(13,155)

Cash flows from financing activities
Proceeds (payments) from related parties	(23,506)	45,479
Payment on capital lease obligation	(15,034)	(11,202)
Proceeds (payments) on notes payable - related party	95,001	(2,182)
Net cash provided by financing activities	56,461	32,095

Net increase in cash	58,958	25,813
Cash - beginning	1,900	10,647
Cash - ending	$60,858	$36,460

Supplemental disclosures:
Interest paid	$-	$142
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing activities
Cash payment for equipment in prior year	$90,000	$-
Assumption of capital lease obligation	$-	$99,000

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

Note 2 – Going concern

As of June 30, 2012, we had an accumulated deficit of $25,321,682.  In addition, the Company’s current liabilities exceed its current assets by $10,511,510 as of June 30, 2012. These conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 4 – Non-controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At June 30, 2012, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.  As of June 30, 2012, St. Andrews Golf Shop, our minority interest partner and a related party held a $406,278 interest in the net asset value of our subsidiary AAGC and a $84,686 interest in the net income from operations of AAGC for the six months ended June 30, 2012.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $41,741 and $54,666 for the six months ended June 30, 2012 and 2011, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,347,324 and $1,370,830  as of June 30, 2012 and December 31, 2011, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both the Company’s President and his brother have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the six months ended June 30, 2012 are $85,000 and $53,125, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of June 30, 2012, and December 31, 2011, respectively:

	2012	2011
Various notes payable to the Paradise Store bearing 10% per annum and due on demand	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand	693,846	693,846

Various notes payable to the District Store, bearing 10% per annum and due on demand	85,000	85,000

Note payable to BE, III bearing 10% per annum and due on demand	200,500	105,500

	---------------	----------------
Total	$4,279,495	$4,184,495
	=========	=========

All maturities of related party notes payable and the related accrued interest payable as of June 30, 2012 are due and payable upon demand. As of June 30, 2012, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of June 30, 2012 and December 31, 2011, accrued interest payable - related parties related to the notes payable – related parties totaled $4,764,361 and $4,550,848, respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the six month ending June 30, 2012 and 2011, the Company recognized rental income totaling $78,624 and $78,624, respectively.

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

At June 30, 2012, minimum future lease payments under non-cancelable operating leases are as follows:

2012                           $             252,878

2013                                          529,840

2014                                          529,840

2015                                          529,840

2016                                          529,840

Thereafter                                3,311,503

                                                            $         5,683,741

Total rent expense for this operating lease was $243,030 and $243,030 for the six months ended June 30, 2012 and 2011, respectively.

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

The following is a schedule by year of future minimum payments required under these lease agreements.

2012	$ 19,236
2013	38,471
2014	6,767
Total payments	64,474
Less interest	(6,831)
Total principal	57,643
Less current portion	33,010
Long-term portion	$ 24,633

Accumulated depreciation for the capital leases as of June 30, 2012 and December 31, 2011 was $64,607 and $49,154, respectively.

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

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018.  Such contributions from Callaway of up to $250,000 annually will be recorded as a reduction of the Company’s costs for the related advertising.  Additionally, the contributions are to be paid to SAGS in the form of golf related products.  SAGS will then reimburse AAGC in monies as the related golf products are received.  During the six months ending June 30, 2012 and 2011, SAGS reimbursed AAGC $70,921 and $66,001, respectively.

Note 7 – Stockholders' deficit

We are authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 50,000,000 shares of $0.001 par value common stock.

Preferred stock

As of June 30, 2012, we had no preferred shares issued and outstanding.

Common stock

As of June 30, 2012, we had 4,522,123 shares of our $0.001 par value common stock issued and outstanding.  We had no new issuances during the period ended June 30, 2012.

Note 8 – Subsequent Events

Upon our evaluation of events and transactions that have occurred subsequent to the balance sheet date, we had paid a deposit during the fourth quarter of 2011 to have the lake area drained and new landscaping put in on our course.  This project was finished in April and we received an abatement from the Las Vegas Valley Water Authority for $42,385.

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

Results of Operations for the three months ended June 30, 2012 and 2011 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

INCOME:

	For the three months ended June 30,		Increase (Decrease)
	2012	2011	$	%

Revenue	$611,294	$629,749	$(18,455)	(2.93)%
Revenue – Related Party	39,312	39,312	-	- %
Cost of Sales	(179,289)	(162,463)	16,826	10.36%

Gross Profit	$471,317	$506,598	$(35,281)	(6.96)%

Gross Profit Percentage of Sales	72.44%	75.72%

Revenue

Our revenue for the three months ended June 30, 2012 was $611,294 compared to $629,749 in the three months ended June 30, 2011, a decrease of $18,455, or 2.93%. The decrease in revenue was due to a decrease in leagues and special events revenue.  Although we have had Groupon® specials over the past two years that have increased our revenues, we had no Groupon® specials running as of June 30, 2012. Revenue-Related Party for the three months ended June 30, 2012 was $39,312, which was the same as for the three months ended June 30, 2011.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the three months ended June 30, 2012 was $179,289, an increase of $16,826 or 10.36% from $162,463 for the three month period ending June 30, 2011.  The increase is due to an earlier than usual golf season in 2012, which required additional staffing and landscaping expenditures.

Gross profit as a percentage of sales decreased to 72.44%, for the three months ended June 30, 2012.  Gross profit as a percentage of sales was 75.72% for the three months ended June 30, 2011.

EXPENSES:

	For the three months ended		Increase (Decrease)
	June 30,
	2012	2011	$	%
	Amount	Amount

Expenses:
General and administrative expenses	$ 363,327	$ 368,232	$ (4,905)	(1.33)%
Depreciation and amortization	26,470	26,873	(403)	(1.50)%
Total expenses	389,797	395,105	(5,308)	(1.34)%

Income from operations	81,520	111,493	(29,973)	(26.88)%

Other income (expense):
Interest expense	(135,379)	(122,722)	(12,657)	(10.31)%
(Loss) gain on property and equipment	(58,445)	36,533	(94,978)	(259.98)%
Other income (expense)	14	-	14	-%
Total other income (expense)	(193,810)	(86,189)	(107,621)	(124.87)%

Net (loss) income	(112,290)	25,304	(137,594)	--

Net income attributable to non-controlling interest	59,592	120,355	(60,763)	(50.46)%
Net loss attributable to All-American SportPark, Inc.	(171,882)	(95,051)	(76,831)	(80.83)%

General and Administrative Expenses

General and administrative expenses for the three months June 30, 2012 were $363,327, a decrease of $4,905 or 1.33%, from $368,232 for the three months ended June 30, 2011.  Expenses were slightly down due to a review of operational contracts and vendors making changes as necessary to save the Company money.

Depreciation and amortization expenses for the three months ended June 30, 2012 were $26,470, a decrease of $403, or 1.50% from $26,873 for the three months ended June 30, 2011.

Total Expenses

Our overall operating expenses decreased to $389,797 for the three months ended June 30, 2012 as compared to $395,105 for the three months ended June 30, 2011.  The decrease in total expenses was $5,308 or 1.34% and was primarily due to the adjustments in operational contracts with vendors.

Income from Operations

We had an income from operations of $81,520 for the three months ended June 30, 2012 as compared to an income from operations of $111,493 for the three months ended June 30, 3011 a decrease of $29,973 or 26.88%.  The decrease was due to less league and special events held during the three months ending June 30, 2012.

Interest Expense

Our interest expense increased by 6.96% or $12,657 from $122,722 for the three months ended June 30, 2011 to $135,379 for the three months ended June 30, 2012.  The difference is due to continued growth of interest due on various leases and loans.

(Loss) Gain on Property and Equipment

A review of our fixed assets found that some items were no longer in service or had been disposed of.  Those items were adjusted in the second quarter of 2012.  The loss on property and equipment was $58,445 as compared to a gain in the second quarter 2011 of $36,533.

Net (Loss) Income

The net loss for the three months ended June 30, 2012 was $112,290 (before non-controlling interest) as compared with net income of $25,304 for the same period in 2011.  The net loss was primarily due to the retiring of fixed assets in 2012.

The net income attributable to non-controlling interest for the first quarter of 2012 was $59,592 as compared to $120,354 for the same period in 2011.  That resulted in net loss attributable to All-American Sport Park of $171,882 for 2012 as compared to $95,050 for 2011, an increase of $76,832 or 80.33%.

Results of Operations for the six months ended June 30, 2012 and 2011 compared.

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

INCOME:

	For the six months ended June 30,		Increase (Decrease)
	2012	2011	$	%

Revenue	$1,135,658	$1,079,722	55,936	5.18%
Revenue – Related Party	78,624	78,624	-	-%
Cost of Sales	(378,688)	(355,625)	23,063	6.49%

Gross Profit	$835,594	$802,721	32,873	4.10%

Gross Profit Percentage of Sales	68.81%	69.30%

Revenue

Our revenue for the six months ended June 30, 2012 was $1,135,658 compared to $1,079,722 in the six months ended June 30, 2011, an increase of $55,936, or 5.18%. Revenues were up in the first quarter. This was due to our "Play All Day" package, and our continued participation in the Groupon® advertising programs that offered customers discounted play at the CGC which could be used over a six-month period.  However, the decrease in leagues and special events in the second quarter resulted in reduced revenues.

Revenue-Related Party for the six months ended June 30, 2012 was $78,624, which is the same as the six months ended June 30, 2011.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the six months ended June 30, 2012 was $378,688, an increase of $23,063, or 6.49%, from $355,625 for the six month period ending June 30, 2011.  The increase is due to an earlier than usual golf season in 2012 which required additional staffing and landscaping expenses.

Gross profit as a percentage of sales increased to 68.81%, for the six months ended June 30, 2012.  Gross profit as a percentage of sales was 69.30% for the six months ended June 30, 2011.

EXPENSES:

	For the Six Months Ending		Increase (Decrease)
	June 30,
	2012	2011	$	%
	Amount	Amount

Expenses:
General and administrative expenses	$ 712,734	$ 698,162	$ 14,572	2.09%
Depreciation and amortization	55,913	52,994	2,919	5.51%
Total expenses	768,647	751,156	17,491	2.33%

Income from operations	66,947	51,565	15,382	1.30%

Other income (expense):
Interest expense	(270,705)	(246,065)	(24,640)	10.01%
Interest income	--	--
(Loss) gain on property and equipment	(56,772)	36,533	(93,305)	(255.40)%
Other income (expense)	14	(147)	133	10.00%
Total other income (expense)	(327,463)	(209,679)	(117,784)	(56.17)%

Net (loss)	(260,516)	(158,114)	(102,402)	(64.76)%

Net income (loss) attributable to non-controlling interest	84,686	119,067	(34,381)	(28.88)%
Net loss attributable to All-American SportPark, Inc.	(345,202)	(277,181)	(68,021)	(24.54)%

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 were $712,734, an increase of $14,572, or 2.09%, from $698,162 for the six months ended June 30, 2011.  Expenses were slightly higher in the second quarter of 2012 due to payments made on the landscaping used to finish the pump house/lake conversion project which started at the end of 2011.  This project was completed in April 2012.

Depreciation and amortization expenses for the six months ended June 30, 2012 were $55,913, an increase of $2,919, or 5.51% from $52,994 for the six months ended June 30, 2011.  The increase in depreciation is a result of the addition of a telephone system capital lease.

Total Expenses

Our overall operating expenses increased to $768,647 for the six months ended June 30, 2012 as compared to $751,156 for the six months ended June 30, 2011.  The increase in total expenses was $17,491 or 2.33% and was primarily due to the payments made to modify the lake.

Income from Operations

We had income from operations of $66,947 for the six months ended June 30, 2012 as compared to a net income from operations of $51,565 for the six months ended June 30, 2011 an increase of 15,382 or 29.83%.  The increase was due to the unseasonably early spring mixed with the Play All Day packages which continued to be one of our biggest sellers.

Interest Expense

Our interest expense increased by 10.01% or $24,640 from $246,065 for the six months ended June 30, 2011 to $270,705 for the six months ended June 30, 2012.  The difference is due to continued growth of interest due on various leases and loans.

(Loss) Gain on Property and Equipment

A review of our fixed assets found that some items were no longer in service or had been disposed of.  Those items were adjusted in the second quarter of 2012.  The loss on property and equipment was $56,772 as compared to a gain for the six months ended June 30, 2011 of $36,533.

Net Loss

The net loss for the six months ended June 30, 2012 was $260,516 (before non-controlling interest) as compared with a net loss of $158,114 for the same period in 2011. This is a decrease of $102,402 or 64.76% from the same period in 2011.  The increased net loss was primarily due to the retiring of fixed assets in 2012.

The net income attributable to non-controlling interest for the first two quarters of 2012 was $84,686 as compared to $119,067 for the same period in 2011.  That resulted in net loss attributable to All-American Sport Park of $345,202 for 2012 as compared to $227,181 an increase of $68,021 over 2011 or 24.54%.

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

The following table summarizes our current assets, liabilities, and working capital at June 30, 2012 compared to December 31, 2011.

	June 30, 2012	December 31, 2011	Increase / (Decrease)
			$	%

Current Assets	$ 72,531	$ 112,179	$(39,648)	(35.34)%
Current Liabilities	10,584,041	10,339,033	245,008	2.37%%
Working Capital Deficit	$ (10,511,510)	$ (10,226,854)

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

As of June 30, 2012, our cash balance was $60,858.  Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies.  Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we are continuing to rely on our customer agreement with Callaway Golf that to provide additional capital to help fund our operations.

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

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2012 that have not been reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2012.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

           Date:  August 14, 2012                                                                             By: /s/ Ronald Boreta

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