Form 10-Q
period 2012-09-30
ALL AMERICAN SPORTPARK INC
filed 2012-11-14
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

                The number of shares of Common Stock, $0.001 par value, outstanding on November 5, 2012 was 4,522,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-Q
	INDEX
		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Changes in Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
SIGNATURES		27

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL-AMERICAN SPORT PARK , I NC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011

Assets

Current assets:
Cash	$6,367	$1,900
Accounts receivable	168	2,807
Prepaid expenses and other	6,658	107,472
Total current assets	13,193	112,179

Property and equipment,
net of accumulated depreciation of $675,343 and
$856,025, as of 2012 and 2011, respectively	689,629	693,364

Total assets	$702,822	$805,543

Liabilities and Stockholders' (Deficit)

Current liabilities:
Cash in excess of available funds	$6,627	$29,184
Accounts payable and accrued expenses	308,893	160,469
Current portion of notes payable - related parties	4,279,495	4,184,494
Current portion due to related parties	1,301,494	1,370,830
Current portion of capital lease obligation	34,048	43,208
Accrued interest payable - related party	4,871,348	4,550,848
Total current liabilities	10,801,905	10,339,033

Long-term liabilities:
Long-term portion of capital lease obligation	15,721	29,469
Deferred rent liability	701,902	699,435
Total long-term liabilities	717,623	728,904

Total liabilities	11,519,528	11,067,937

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively

	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,522,123 and 4,522,123 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively

	4,522	4,522

Additional paid-in capital	14,387,972	14,387,972
Accumulated (deficit)	(25,571,113)	(24,976,480)
Total All-American SportPark, Inc. stockholders'
(deficit)	(11,178,619)	(10,583,986)
Non-controlling interest in net assets of subsidiary	361,913	321,592
Total stockholders' deficit	(10,816,706)	(10,262,394)

Total liabilities and stockholders' (deficit)	$702,822	$805,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
Revenue	$435,968	$460,049	$1,571,626	$1,539,771
Revenue - Related Party	40,446	39,312	119,070	117,936
Total Revenue	476,414	499,361	1,690,696	1,657,707
Cost of revenue	194,662	177,202	573,350	532,827
Gross profit	281,752	322,159	1,117,346	1,124,880
Expenses:
General and administrative expenses	408,331	404,355	1,121,065	1,102,517
Depreciation and amortization	25,612	28,596	81,525	81,590
Total expenses	433,943	432,951	1,202,590	1,184,107
(Loss) from operations	(152,191)	(110,792)	(85,244)	(59,227)
Other income(expense):
Interest expense	(135,000)	(123,601)	(405,705)	(369,666)
(Loss) gain on property and equipment	(2,436)	-	(60,881)	36,533
Other income (expense)	(2,482)	-	(2,482)	(147)
Total other income (expense)	(139,918)	(123,601)	(469,068)	(333,280)
Net income (loss) before provision for income tax	(292,109)	(234,393)	(554,312)	(392,507)
Provision for income tax expense	-	-	-	-
Net income (loss) attributable to non- controlling interest	(44,365)	(13,297)	40,321	105,770

Net (loss) attributable to All-American SportPark, Inc.	$(247,744)	$(221,096)	$(594,633)	$(498,277)
Net loss per share – basic and fully diluted	$(0.06)	$(0.05)	$(0.12)	$(0.11)
Weighted average number of common shares outstanding – basic and fully diluted
	4,522,123	4,522,123	4,522,123	4,522,123

The accompanying notes are an integral part of these condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2012	2011
Cash flows from operating activities
Net (loss)	$(554,312)	$(392,507)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:

Depreciation and amortization expense	81,525	81,590
Loss (gain) on disposal of property and equipment
	60,881	(36,533)
Changes in operating assets and liabilities:
Accounts receivable	2,639	216
Prepaid expenses and other	10,814	(9,432)
Cash in excess of available funds	(22,557)	20,892
Accounts payable and accrued expenses	148,424	(26,965)
Deferred rent liability	2,467	3,290
Accrued interest payable - related party	320,500	306,824
Net cash provided (used) by operating activities	50,381	(52,621)

Cash flows from investing activities
Insurance proceeds on property and equipment	-	46,436
Purchase of property and equipment	(48,671)	(79,314)
Net cash used by investing activities	(48,671)	(32,878)

Cash flows from financing activities
Proceeds (payments) from related parties	(69,336)	77,946
Payment on capital lease obligation	(22,908)	(912)
Proceeds from notes payable - related party	95,001	-
Payments on notes payable – related party	-	(2,182)
Net cash provided by financing activities	2,757	74,852

Net increase (decrease) in cash	4,467	(10,647)
Cash - beginning	1,900	10,647
Cash - ending	$6,367	$-

Supplemental disclosures:
Interest paid	$-	$142
Income taxes paid	$-	$-
Supplemental disclosure of non-cash investing activities:

Cash payment for equipment in prior year	90,000	-
Assumption of capital lease obligation	-	115,884

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

Note 2 – Going concern

As of September 30, 2012, we had an accumulated deficit of $25,571,113. In addition, the Company’s current liabilities exceed its current assets by $10,788,712 as of September 30, 2012. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Recent accounting Policies

In July of 2012 changes were issued by the Financial Accounting Standards Board (FASB) regarding Entertainment – Films in which it discusses accounting for Fair Value Information That arises after the Measurement Date and its inclusion in the Impairment Analysis of

Unamortized Film Costs. There will be no changes in our presentation with regards to this new standard as it does not affect our Consolidated Financial Statement.

In June of 2012, the FASB issued a standard regarding Business Combinations as a consensus of the FASB Emerging Issues Task Force updated the above standard stating that subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. After reviewing we found that there will be no changes in our presentation with regards to this new standard as it has no impact on the Consolidated Financial Statements.

In May of 2012 an Update to the Statement of Cash Flows was issued by the FASB stating that Not-for-Profit Entities are required to classify their sales proceeds of donated financial assets in the statement of cash flows as a consensus of the FASB Emerging Issues Task Force. This has no implication for us and will not change our Consolidated Cash Flow.

An update to Technical Amendments and Corrections to SEC Sections: was issued March of 2012 by FASB stating amendments to SEC Paragraphs Pursuant to SEC Staff accounting bulletin No. 114, Technical Amendments pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting standards Update 2010-22 (SEC Update).

In February 2012 an update by FASB was made to Intangibles – Goodwill and Other (Topic 350) regarding testing indefinite live intangible assets for impairment. As well in January 2012 an update was made to Health Care Entities (Topic 954) by the FASB regarding continuing care retirement communities – refundable advance fees.

Note 4 – Non-controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At September 30, 2012, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of September 30, 2012, St. Andrews Golf Shop, our minority interest partner and a related party held a $361,913 interest in the net asset value of our subsidiary AAGC and a $40,321 interest in the net income from operations of AAGC for the nine months ended September 30, 2012.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $63,459 and $68,712 for the nine months ended September 30, 2012 and 2011, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,301,494 and $1,370,830 as of September 30, 2012 and December 31, 2011, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both the Company’s President and his brother have continued to defer half of their monthly salaries until the Company is in a more positive financial state. The amounts deferred for the nine months ended September 30, 2012 and 2011 were $162,500 and $40,000, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of September 30, 2012, and December 31, 2011, respectively:

	2012	2011

Various notes payable to the Paradise Store bearing 10% per annum and due on demand	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand	693,846	693,845

Various notes payable to the District Store, bearing 10% per annum and due on demand	85,000	85,000

Note payable to BE, III bearing 10% per annum and due on demand	200,500	105,500

Total	$4,279,495	$4,184,494

All maturities of related party notes payable and the related accrued interest payable as of September 30, 2012 are due and payable upon demand. As of September 30, 2012, the Company has no loans or other obligations with restrictive debt or similar covenants.

On June 15, 2009, the Company entered into a “Stock Transfer Agreement” with St. Andrews Golf, Ltd. a Nevada limited liability company, which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, the Company agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on the Company’s outstanding loan due to St. Andrews Golf Shop, Ltd. In March 2009, the Company engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $600,000.

As of September 30, 2012 and December 31, 2011, accrued interest payable - related parties related to the notes payable – related parties totaled $4,871,348 and $4,550,848, respectively .

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the nine months ended September 30, 2012 and 2011, the Company recognized rental income totaling $79,797 and $78,624, respectively.

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

At September 30, 2012, minimum future lease payments under non-cancelable operating leases are as follows:

2012	$132,460
2013	529,840
2014	529,840
2015	529,840
2016	529,840
Thereafter	3,311,503
$5,563,323

Total rent expense for this operating lease was $363,722 and $364,545 for the nine months ended September 30, 2012 and 2011, respectively.

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

The following is a schedule by year of future minimum payments required under these lease agreements.

2012	$8,121
2013	38,471
2014	6,767
Total payments	53,359
Less interest	(3,590)
Total principal	49,769
Less current portion	34,048
Long-term portion	$15,721

Accumulated depreciation for the capital leases as of September 30, 2012 and December 31, 2011 was $23,179 and $49,154, respectively.

Customer Agreement

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and St. Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. Pursuant to this agreement, AAGC shall expend an amount equal to or exceeding $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, pursuant to the Customer Agreement AAGC expended amounts to improve both its range facility as well as the golfing center. These improvements included Callaway Golf® branding elements. Callaway provide funding and resources towards operating expenses of AAGC in 2009; 2) towards facility improvements for both AAGC and St. Andrews Golf Shop; 3) range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, paid in the form of golf merchandise to SAGS. AAGC is reimbursed by SAGS for AAGC’s expenditures in advertising as incurred. Due to the fact that SAGS is a related party, the Company is also considered a customer of Callaway as it relates to the Customer Agreement.

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018. Such contributions from Callaway of up to $250,000 annually are recorded as a reduction of the Company’s costs for the related advertising. Additionally, the contributions are paid to SAGS in the form of golf related products. SAGS then reimburses AAGC in monies as the related golf products are received. During the nine months ended September 30, 2012 and 2011, SAGS reimbursed AAGC $78,841and $70,921, respectively for advertising costs.

Note 7 – Stockholders' deficit

We are authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 50,000,000 shares of $0.001 par value common stock.

Preferred stock

As of September 30, 2012, we had no preferred shares issued and outstanding.

Common stock

As of September 30, 2012, we had 4,522,123 shares of our $0.001 par value common stock issued and outstanding. We had no new issuances during the nine months ended September 30, 2012.

Note 8 – Subsequent Events

Upon our evaluation of events and transactions that have occurred subsequent to the balance sheet date, we have determined that there were no significant subsequent events that have taken place since that date.

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

Overview of Current Operations

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and St. Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. Pursuant to this agreement, AAGC shall expend an amount equal to or exceeding $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, pursuant to the Customer Agreement AAGC expended amounts to improve both its range facility as well as the golfing center. These improvements included Callaway Golf® branding elements. Callaway provide funding and resources towards operating expenses of AAGC in 2009; 2) towards facility improvements for both AAGC and St. Andrews Golf Shop; 3) range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, paid in the form of golf merchandise to SAGS. AAGC is reimbursed by SAGS for AAGC’s expenditures in advertising as incurred.

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and SAGS agree to maintain the agreement through the term of the Customer Agreement in December 2018. Such contributions from Callaway of up to $250,000 annually are recorded as a reduction of the Company’s costs for the related advertising. Additionally, the contributions are to be paid to SAGS in the form of golf related products. SAGS then reimburses AAGC in the form of monies as the as the related golf products are received.

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

Results of Operations for the three months ended September 30, 2012 and 2011 compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

INCOME:
	For the three months ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenue	$435,968	$460,049	(24,081)	(5.23)%
Revenue – Related Party	40,446	39,312	1,134	2.89%
Cost of Sales	194,662	177,202	17,460	9.85%
Gross Profit	$281,752	$322,159	(40,407)	(12.54)%
Gross Profit Percentage of Sales	59.14%	64.51%

Revenue

Our revenue for the three months ended September 30, 2012 was $ 435,968 compared to $460,049 in the three months ended September 30, 2011, a decrease of $24,081, or 5.23%. The decrease in revenue was due to a heavy "monsoon" season in Las Vegas during which we had record rainfall which kept golfers off the course during the months of August and September of 2012. We offered a Groupon® special in the third quarter of 2012 that had good results. The full amount of the deferred income for the most recent Groupon® offer will be realized by the end of January 2013.

Revenue-Related Party for the three months ended September 30, 2012 was $40,446, which was a slight increase over the three months ended September 30, 2011. This was due to a lease-designated rent increase for the Saint Andrews Golf Shop.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the three months ended September 30, 2012 was $194,662, an increase of $17,460 or 9.85% from $177,202 for the three month period ending September 30, 2011. The increase is due to weather related damage to the golf course that required additional staffing and landscaping expenditures.

Gross profit as a percentage of sales decreased to 59.14%, for the three months ended September 30, 2012. Gross profit as a percentage of sales was 64.51% for the three months ended September 30, 2011. The reduction in gross profit in 2012 was due to the reduced revenues and increased cost of sales discussed above.

EXPENSES:

	For the three months ended September 30,		Increase (Decrease)
	2012 Amount	2011 Amount	$	%

Expenses:
General and administrative expenses	$408,331	$404,355	3,976	. 98%

Depreciation and amortization	25,612	28,596	(2,984)	(10.44)%
Total expenses	433,943	432,951	992	. 23%
Income from operations	(152,191)	(110,792)	(41,399)	(37.37)%
Other income (expense):
Interest expense	(135,000)	(123,601)	(11,399)	(9.22)%
(Loss) gain on property and equipment	(2,436)	-	(2,436)	-
Other income (expense)	(2,482)	-	(2,482)	-
Total other income (expense)	(139,918)	(123,601)	(16,317)	(13.20)%
Net (loss) income	(292,109)	(234,393)	(57,716)	(19.80)%
Net income attributable to non-controlling interest	(44,365)	(13,297)	(31,068)	(33.36)%
Net loss attributable to All-American SportPark, Inc.	(247,744)	(221,096)	(26,648)	(8.92)%

General and Administrative Expenses

General and administrative expenses for the three months September 30, 2012 were $408,331, an increase of $3,976 or .98%, from $404,355 for the three months ended September 30, 2011. Expenses were slightly up as we had to repair damage caused by the record breaking rains we experienced in the third quarter.

Depreciation and amortization expenses for the three months ended September 30, 2012 were $25,612 a decrease of $2,984, or 10.44% from $28,596 for the three months ended September 30, 2011.

Total Expenses

Our overall operating expenses increased to $433,943 for the three months ended September 30, 2012 as compared to $432,951 for the three months ended September 30, 2011. The decrease in total expenses was $992 or .23%.

Loss from Operations

We had a loss from operations of $152,191 for the three months ended September 30, 2012 as compared to a loss from operations of $110,792 for the three months ended September 30, 3011 decrease of $41,399 or (37.37)%. The increased loss was due to less revenue as a result of the unseasonable weather and the extra staff and equipment needed to repair damage from the weather during the three months ending September 30, 2012.

Interest Expense

Our interest expense increased by 9.22% or $11,399 from $123,601 for the three months ended September 30, 2011 to $135,000 for the three months ended September 30, 2012. The difference is due to continued growth of interest on various leases telephone and landscape equipment leases.

Loss on Property and Equipment

A review of our fixed assets found that some items were no longer in service or had been disposed of. Those items were adjusted in the second quarter of 2012. Further adjustments were completed in the third quarter. The loss on property and equipment was $2,436 as compared to no loss in the third quarter 2011.

Net Loss

The net loss for the three months ended September 30, 2012 was $292,109 (before non-controlling interest) as compared with net loss of $234,393 for the same period in 2011. The increased net loss was primarily due to a decrease in revenue due to unseasonable weather and increased cost of sales as a result of the cleanup that was required.

The net income attributable to non-controlling interest for the third quarter of 2012 was $44,365 as compared to $13,297 for the same period in 2011. That resulted in net loss attributable to

All-American Sport Park of $247,744 for 2012 as compared to $221,096 for 2011, an increase of $26,648 or 12.05%.

Results of Operations for the nine months ended September 30, 2012 and 2011 compared.

     The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

INCOME:

	For the nine months ended
	September 30,		Increase (Decrease)
	2012	2011	$	%
Revenue	$1,571,626	$1,539,771	31,855	2.07%
Revenue – Related Party	119,070	117,936	1,134	. 96%
Cost of Sales	573,350	532,827	40,523	7.61%
Gross Profit	$1,117,346	$1,124,880	(7,534)	. 67%
Gross Profit Percentage of Sales	66.09%	67.86%

Revenue

Our revenue for the nine months ended September 30, 2012 was $1,571,626 compared to $1,539,771 in the nine months ended September 30, 2011, an increase of $31,855, or 2.07%. Revenues were up in the first and second quarter which helped reduce the impact of the third quarter on the year overall. This was due to our “Play All Day’ package, and our continued participation in the Groupon® advertising programs that offered customers discounted play at the CGC which could be used over a six month period. .

Revenue-Related Party for the nine months ended September 30, 2012 was $119,070, increased $1,134 for the nine months ended September 30, 2011. This was due to a lease-designated rent increase for the Saint Andrews Golf Shop.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the nine months ended September 30, 2012 was $573,350, an increase of $40,523, or 7.61%, from $532,827 for the nine months ended September 30, 2011. The increase is due to an earlier than usual golf season in 2012 which required additional staffing and landscaping expenses as well as the extra work needed to fix issues on the course related to the unusually heavy rains we experienced in August and September 2012.

Gross profit as a percentage of sales decreased to 66.09%, for the nine months ended September 30, 2012. Gross profit as a percentage of sales was 67.86% for the nine months ended September 30, 2011.

EXPENSES:
	For the nine months ended September 30,
	2012 Amount	2011 Amount	$	%

Expenses:
General and administrative expenses	$1,121,065	$1,102,517	19,549	1.68%
Depreciation and amortization	81,525	81,590	(65)	(. 08)%
Total expenses	1,202,590	1,184,107	18,483	1.56%
Income (loss) from operations	(85,244)	(59,227)	26,017	43.93%
Other income (expense):
Interest expense	(405,705)	(369,666)	36,039	9.75%
(Loss) gain on property andequipment	(60,881)	36,533	(97,414)	(66.65)%
Other income (expense)	(2,482)	(147)	(2,335)	(16.88)%
Total other income (expense)	(469,068)	(333,280)	(135,788)	(140.74)%
Net (loss)	(554,312)	(392,507)	(161,805)	(29.19)%
Net income (loss) attributable to non-controlling interest	40,321	105,770	146,091	38.12%
Net loss attributable to All-American SportPark, Inc.	(594,633)	(498,277)	(96,356)	119.34%

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 were $1,121,065, an increase of $19,549, or 1.68%, from $1,102,517 for the nine months ended September 30, 2011. Expenses were slightly higher in the nine months ending September 2012 due to payments made on the landscaping used to finish the pump house/lake conversion project which started at the end of 2011. This project was completed in April 2012.

Depreciation and amortization expenses for the nine months ended September 30, 2012 were $81,525, a decrease of $65 or .08% from $81,590 for the nine months ended September 30, 2011. The decrease in depreciation has to do with the items written off in prior quarters of 2012.

Total Expenses

Our overall operating expenses increased to $1,202,590 for the nine months ended September 30, 2012 as compared to $1,184,107 for the nine months ended September 30, 2011. The increase in total expenses was $18,483or 1.56% and was primarily due to the payments made to modify the lake.

Loss from Operations

We had loss from operations of $85,244 for the nine months ended September 30, 2012 as compared to a loss from operations of $59,227 for the nine months ended September 30, 2011 an increase of $26,017 or 43.93%. The increased loss from operations was due to an increase in our overall general and administrative expenses for the nine months ending September 30, 2012. This was due, in part to increased purchases of supplies such as mats, and rubber tees for the driving range as well as new equipment to repair the ball washers and ball retrieval systems.

Interest Expense

Our interest expense increased by 9.75% or $36,039 from $369,666 for the nine months ended September 30, 2011 to $405,705 for the nine months ended September 30, 2012. The difference is due to continued growth of interest on various leases telephone and landscape equipment leases..

(Loss) Gain on Property and Equipment

A review of our fixed assets found that some items were no longer in service or had been disposed of. Those items were adjusted in the third quarter of 2012. The loss on property and equipment was $60,881 as compared to a gain during the nine months ended September 30, 2011 of $36,533.

Net Loss

The net loss for the nine months ended September 30, 2012 was $554,312 (before non-controlling interest) as compared with a net loss of $392,507 for the same period in 2011. This is an increase of $161,805, or 29.19% from the same period in 2011. The increased net loss was primarily due to the retiring of fixed assets in 2012. Additional contributing factors were the costs associated with the modification of the lake, and the additional expenses related to unusually heavy rains and the repairing of damage from those storms in 2012.

The net income attributable to non-controlling interest for the first nine months of 2012 was $40,321 as compared to $105,770 for the same period in 2011. That resulted in net loss attributable to All-American Sport Park of $594,633 for 2012 as compared to $498,277 for 2011, an increase of $96,356 or 119.34%.

Liquidity and Capital

Cash Flows

Our cash and cash equivalents as of September 30, 2012 totaled $6,367 representing a $6,367 increase over December 31, 2011. This increase in available cash was due to the following factors during the period:

Operations: Net cash provided by operating activities during the nine months ended September 30, 2012 were $50,381 as compared to $52,625 used by operating activities during the same period in 2011. The increase is due primarily to a gain on disposal of property and equipment, and also changes in accounts receivable, prepaid expenses and accounts payable and accrued expenses.

Investing: Net cash used by investing activities during the nine months ended September 30, 2012 increased slightly over the same period in 2011. The increased use of cash was due to purchase of property and equipment which totaled $48,671 for the nine months ended September 30, 2012 as compared to $32,878 during the same period in 2011. The increase was due to an insurance claim that paid for damaged equipment in 2011, reducing overall investing.

Financing: Net cash provided by financing activities were $2,757 during the nine months ended September 30, 2012 as compared to $74,852 during the same period in 2011. The decrease was due to a decrease in proceeds from related parties and payments on capital lease obligation.

Commitments

We currently have material commitments for capital leases of Club Car golf carts, a telephone system and our ground lease. We do not anticipate entering into any additional commitments in the next twelve months.

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

The following table summarizes our current assets, liabilities, and working capital at September 30, 2012 compared to December 31, 2011.

	September 30, 2012	December 31, 2011	Increase / (Decrease)
			$	%

Current Assets	$13,139	$112,179	(99,040)	(88.24)%
Current Liabilities	10,801,905	10,339,033	462,872	1.04%
Working Capital Deficit	10,788,766	10,226,854

Sources of Liquidity.

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

As of September 30, 2012, our cash balance was $6,367. Our plan for satisfying our cash requirements for the next twelve months is by relying less on-related party financing and using the funds available through our Callaway Golf agreement to help with any cash flow deficiencies. Because we have not anticipated generating sufficient amounts of positive cash flow to meet our working capital requirements, we are continuing to rely on our customer agreement with Callaway Golf that to provide additional capital to help fund our operations.

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

In July of 2012 changes were issued by the Financial Accounting Standards Board (FASB) regarding Entertainment – Films in which it discusses accounting for Fair Value Information That arises after the Measurement Date and its inclusion in the Impairment Analysis of Unamortized Film Costs. There will be no changes in our presentation with regards to this new standard as it does not affect our Consolidated Financial Statement.

In June of 2012, the FASB issued an standard regarding Business Combinations as a consensus of the FASB Emerging Issues Task Force updated the above standard stating that subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. After reviewing we found that there will be no changes in our presentation with regards to this new as it has no impact on the Consolidated Financial Statements.

In May of 2012 an Update to the Statement of Cash Flows was issued by the FASB stating that Not-for-Profit Entities are required to classify their sales proceeds of donated financial assets in the statement of cash flows as a consensus of the FASB Emerging Issues Task Force. This has no implication for us and will not change our Consolidated Cash Flow.

An update to Technical Amendments and Corrections to SEC Sections: was issued March of 2012 by FASB stating amendments to SEC Paragraphs Pursuant to SEC Staff accounting bulletin No. 114, Technical Amendments pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting standards Update 2010-22 (SEC Update).

In February 2012 an update by FASB was made to Intangibles – Goodwill and Other (Topic 350) regarding testing indefinite live intangible assets for impairment. As well in January 2012 an update was made to Health Care Entities (Topic 954) by the FASB regarding continuing care retirement communities – refundable advance fees.

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

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended 30, 2012 that have not been reported in a Current Report on Form 8-K.

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

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: November 14, 2012	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)