Form 10-K
period 2012-12-31
ALL AMERICAN SPORTPARK INC
filed 2013-04-01
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ¨Yes   xNo

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ¨Yes   xNo

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    xYes   ¨No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.x

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     xYes   ¨No

i

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨

Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ¨Yes   xNo

     As of June 30, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $170,000 based on the closing price of the Common Stock on the OTC Bulletin Board of $0.10 per share on that date.

     The number of shares of Common Stock, $0.001 par value, outstanding March 19, 2013 was 4,522,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-K
	INDEX
		Page
		Number
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	6
ITEM 2.	PROPERTIES	6
ITEM 3.	LEGAL PROCEEDINGS	6
ITEM 4.	MINE SAFETY DISCLOSURES	6
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	6

ITEM 6.	SELECTED FINANCIAL DATA	7
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	13
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	13

ITEM 9A.	CONTROLS AND PROCEDURES	13
ITEM 9B.	OTHER INFORMATION	13
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14

ITEM 11.	EXECUTIVE COMPENSATION	16

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

On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company developed its Callaway Golf Center and All-American SportPark, (“SportPark”) properties. The property is located on the world famous Las Vegas “Strip” at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and the Mandalay Bay and MGM Resorts. The property is also adjacent to the Interstate 215 beltway that encircles the entire Las Vegas valley. On 42 acres of the property is the Callaway Golf Center that opened for business in October 1997. The remaining 23 acres was home to the discontinued SportPark that opened for business in October 1998 and was disposed of in May 2001. The lease for the Callaway Golf Center was for fifteen years with options to extend for two additional five-year terms. The lease for the Callaway Golf Center ™ commenced on October 1, 1997 when the golf center opened to the public.

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

On June 15, 2011, the Company entered into a Stock Transfer Agreement with Saint Andrews pursuant to which the Company transferred 49% of the outstanding common stock of All-American Golf Center, Inc. ("AAGC"), a subsidiary of the Company, to Saint Andrews Golf Shop, Ltd. ("Saint Andrews") in exchange for the cancellation of $600,000 of debt owed by the Company to Saint Andrews. The transfer of 49% of the common stock of AAGC was authorized by the Company's Board of Directors at which all of the Company's Directors voted in favor of the transfer, except that Ronald Boreta abstained from such vote. In connection with this transaction, the Company engaged Houlihan Valuation Advisors ("HVA") to provide an estimate of the fair market value of a 49% interest in AAGC. As a result of their analysis, HVA was of the opinion that the fair market value of a 49% interest in AAGC was approximately $600,000. The Board of Directors determined to use this value as the amount to be received from Saint Andrews for the 49% interest.

Saint Andrews is owned by Ronald Boreta, the Company's President and a Director and John Boreta, his brother. John Boreta is a principal shareholder of the Company and became Director of the Company in 2012. The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

The original Las Vegas Golf and Tennis store closed to the public in May of 2010. The owner, Vaso Boreta has since retired.

On June 19, 2009, AAGC entered into a Customer Agreement with Callaway Golf Company ("Callaway") and Saint Andrews pursuant to which Callaway has agreed to make certain cash payments and other consideration to AAGC and Saint Andrews in exchange for an exclusive marketing arrangement for the Callaway Golf Center operated by AAGC. Callaway is a major golf equipment manufacturer and supplier. Saint Andrews subleases space at the Callaway Golf Center and operates a golf equipment store at the Callaway Golf Center.

The Customer Agreement with Callaway provides that Callaway will provide Saint Andrews with a $250,000 annual advertising contribution in the form of golf related products. In addition, Saint Andrews will have an opportunity to earn additional credits upon reaching a sales threshold.

In connection with the signing of the Customer Agreement, AAGC received several concessions to help in the operation of the business, upgrading certain areas, and remodel of some portions of the AAGC facility. Callaway also is providing staff uniforms, range golf balls and rental golf equipment for AAGC's use at the Callaway Golf Center.

Both AAGC and Saint Andrews have agreed to exclusively sell only Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement.

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”).  The effective date of the Amendment is January 20, 2013.  The Amendment provides that AAGC is to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternative retail branding partner.  In the event that AAGC is successful in executing a written contract with an alternative retail branding partner, the Customer Agreement will terminate on June 30, 2013.  In the event that an agreement with an alternative retailed branding partner is not entered into by June 30, 2013, the Customer Agreement will terminate on that date but AAGC will have the right to continue to operate its Callaway Golf Center using the Callaway name and trademarks for the term of the land lease on the property.

Pursuant to the terms of the Amendment, Callaway is not required to pay any marketing funds or other fees or expenses required under the Customer Agreement during the first two quarters of 2013.  The Amendment also provides that Callaway may, at its option, continue to feature its products in a second position at the Callaway Golf Center after termination of Customer Agreement, under certain terms and conditions.

On March 27, 2013, AAGC entered into a Golf Center Sponsorship Agreement with Taylor Made Golf Company, Inc., doing business as TaylorMade-adidas Golf Company (“TMaG”) pursuant to which the golf center operated by AAGC will be rebranded using TaylorMade® and other TMaG trademarks.

As part of the Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount.  In addition AAGC received a payment of $200,000 upon execution of the Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.

The Agreement provides that TMaG will install a performance lab at AAGC's facility which will include one nine-camera motion analysis system and one putting lab, and will provide additional services, equipment, supplies and resources for the golf center.

The Agreement includes provisions concerning the display of TMaG merchandise, payment terms, retail sales targets and other related matters.  Also, Saint Andrews Golf Shop, a tenant of AAGC which is owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company, will receive a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at the golf center.  In addition, provided that the Las Vegas Golf and Tennis stores owned by Ronald Boreta and John Boreta maintain TMaG as its premier vendor at its locations, TMaG will pay such stores a quarterly rebate based on the wholesale price of the TMaG Merchandise purchased at those locations.

The initial term of the Agreement is for five years.  AAGC and TMaG may mutually agree in writing to extend the Agreement for an additional four year period; provided that the option to renew the Agreement shall be determined by the parties not later than ninety (90) days prior to the end of the initial term and shall be consistent with the AAGC's lease on its golf center property.

BUSINESS OF THE COMPANY

The Company currently operates a golf facility called the “Callaway Golf Center” ™ (“CGC”), on approximately forty-two (42) acres of land located on Las Vegas Boulevard in Las Vegas, Nevada. The CGC opened to the public on October 1, 1997.

The CGC is strategically positioned within a few miles of the largest hotels and casinos in the world. Las Vegas had over 38,928,708 visitors in 2011. There are over 151,000 hotel rooms in Las Vegas and, according to the Las Vegas Convention and Visitors Authority, nineteen of the top twenty-five largest hotels in the world are within five miles of the CGC. They include the MGM Grand, Mandalay Bay, Luxor, Bellagio, Monte Carlo, and the new City Center. The CGC is also adjacent to McCarran International Airport, the 7 th busiest airport in the world with 41,479,814 in passenger traffic during 2011 according to Las Vegas Convention and Visitors Authority. The Las Vegas valley residential population is approximately 2 million.

The CGC includes a two tiered, 110-station, driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens and island greens. Pro-line equipment and popular brand name golf balls are utilized through Callaway Golf. In addition to the driving range, the CGC has a lighted, nine-hole, par three golf courses, named the “Divine Nine.” The golf course has been designed to be challenging, with creeks, golf cart paths and designated practice putting and chipping areas. At the entrance to the CGC is a 20,000 square foot clubhouse which includes an advanced state of the art golf swing analyzing system developed by Callaway, and two tenant operations: (a) the Saint Andrews Golf Shop featuring the latest in Callaway Golf equipment and accessories, and (b) the Upper Deck Grill and Sports Lounge, which features an outdoor patio overlooking the golf course and driving range with the Las Vegas “Strip” in the background.

The Company subleases space in the clubhouse to Saint Andrews. Base rent was initially $13,104 per month through July 2012 with a 5% increase for each of the two 5-year options to extend in July 2012 and July 2017. Saint Andrews exercised its first option to extend the lease through July 2017. For the years ended December 31, 2012 and 2011, the Company recognized rental income totaling $160,020 and $157,248 respectively.

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

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and Saint Andrews through our majority owned subsidiary AAGC. As part of the agreement, that continues through 2013 and automatically extends until December 31, 2018, Callaway invested money to improve both AAGC’s range facility as well as the golfing center. They also provide advertising expense each year paid for by AAGC and reimbursed in golf merchandise to Saint Andrews. AAGC is then reimbursed by Saint Andrews for AAGC’s expenditures in advertising as incurred.

Pursuant to this agreement, AAGC is required to expend at least $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by June 2013. Additionally, pursuant to the Customer Agreement AAGC has expended amounts to improve both its range facility as well as the golfing center. These improvements include Callaway Golf® branded elements. Callaway agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses of AAGC; 2) $750,000 towards facility improvements for both AAGC and Saint Andrews Golf Shop; 3) $500,000 in range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, which will be repaid in golf merchandise to Saint Andrews. AAGC is then reimbursed by Saint Andrews for AAGC’s expenditures in advertising as incurred.  As discussed above, AAGC and Callaway have agreed that this agreement will end on June 13, 2013.

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

MARKETING

The marketing program for the CGC has a two-fold focus. The first is on local residents and the second is on tourists. The emphasis on the tourist market has been increasing because of the close proximity that CGC has to the Las Vegas hotels located on the strip. In 2012 CGC hired a staff member to work as our “Director of Business” whose primary function is to network with hotel guests, concierge and VIP Hosts and with groups visiting Las Vegas in order to bring more business into our facility. The CGC's marketing efforts in the local resident market has principally relied on print media including the Las Vegas Review Journal, Seven Magazine and a taxicab publication. For the tourist market, the Company has instituted a taxi program, advertising cards placed in hotel lobbies and rooms, and print media in local tourist publications. Also, the CGC has implemented programs to attract more group events, clinics, and other special promotional events. A 30 ft. pylon sign with a reader board is located in front of the CGC. The sign makes the general public aware of various programs, specials and information on events and other activities taking place within the CGC. The CGC has undertaken random surveys of its customers about how they heard about the CGC. Over half of the customers stated that they came into the CGC because they saw the sign.

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

In connection with the agreement with Callaway that was signed in June of 2009, the Company hired a local marketing and public relations firm to plan and implement strategic marketing for the facility. Beginning in 2012, the Company has handled its own local marketing and public relations planning and implementing strategic marketing for the facility that would best reach their target audience.

The CGC uses social media, such as Facebook and Twitter, and also uses its own website to keep guests abreast on specific events and current pricing. The CGC also utilizes email blasts to its customer base. All of these help to keep the name of the CGC before its guests and potential guests creatively.

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

EMPLOYEES

As of March 19, 2013, there were 4 full-time employees at the Company’s executive offices, and 2 full-time and 24 part-time employees at the CGC.

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

The CGC has two tenant operations. The first is the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses for its retail and office space. The initial monthly rent was $13,104. The lease was for an initial term of fifteen years through July 2012. The tenant had two options to extend for five years in July 2012 and July 2017 with a 5% rent increase for each extension. The tenant exercised its first five year option in July 2012.

The second tenant is the Upper Deck Grill and Sports Lounge that occupies approximately 3,000 square feet of restaurant space with an initial base rent of $4,000 per month which increases by 4% each year. The lease between CGC and The 305 Group, operators of Upper Deck Grill and Sports Lounge, was signed on January 25, 2011 and the facility opened to the public in April of 2011. This lease is for a period of five years.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company’s business.

ITEM 4. MINE SAFETY DISCLOSURES.

This item is not applicable to the company.

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION. The Company’s common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol AASP. The following table sets forth the high and low sales prices of the common stock for the periods indicated.

	HIGH	LOW
Year Ended December 31, 2012:
First Quarter	$0.40	$0.22
Second Quarter	$0.22	$0.10
Third Quarter	$0.12	$0.11
Fourth Quarter	$0.30	$0.11

Year Ended December 31, 2011:
First Quarter	$0.32	$0.15
Second Quarter	$0.68	$0.16
Third Quarter	$0.29	$0.15
Fourth Quarter	$0.16	$0.11

HOLDERS

The number of holders of record of the Company’s $.001 par value common stock as of March 19, 2013 was approximately 1,041. This does not include approximately 1,000 shareholders’ who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

There were no sales of unregistered securities during the year ended December 31, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012; however, early adoption is permitted. The Company believes the adoption of ASU 2012-02 will not have a material impact on its consolidated financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

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

The Town Square Mall, which opened in November of 2007, generates significant traffic in the area. The Town Square is a 1.5 million square foot super regional lifestyle center with a mix of retail, dining, and office space across the street from the CGC. In addition, traffic from time-share condominium and new casinos at the far south end of the strip has increased local and tourist business for the CGC.

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and Saint Andrews Golf Shop, Ltd. (“Saint Andrews”) through our majority owned subsidiary AAGC. Pursuant to this agreement, AAGC shall expend an amount equal to or exceeding $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, pursuant to the Customer Agreement AAGC expended amounts to improve both its range facility as well as the golfing center. These improvements included Callaway Golf® branding elements. Callaway provide funding and resources towards operating expenses of AAGC in 2009; 2) towards facility improvements for both AAGC and Saint Andrews Golf Shop; 3) range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, paid in the form of golf merchandise to Saint Andrews. AAGC is reimbursed by Saint Andrews for AAGC’s expenditures in advertising as incurred. Due to the fact that Saint Andrews is a related party, the Company is also considered a customer of Callaway as it relates to the Customer Agreement.

The annual payments for advertising began in 2010 and will continue as long as Callaway, AAGC and Saint Andrews agree to maintain the agreement through the term of the Customer Agreement in December 2018. Such contributions from Callaway of up to $250,000 annually are recorded as a reduction of the Company’s costs for the related advertising. Additionally, the contributions are paid to Saint Andrews in the form of golf related products. Saint Andrews then reimburses AAGC as the related golf products are received. During the twelve months ended December 31, 2012 and 2011, Saint Andrews reimbursed AAGC $118,131 and $161,551 respectively for advertising costs.

The advertising contribution provided by the Customer Agreement helped us to differentiate ourselves in the marketplace. In addition, the $750,000 of operating cash has helped us improve our facility and improve our services while lowering our interest expenses. The combined contribution of approximately $1,250,000 for improvement of our facilities has given us a competitive advantage, primarily due to the lack of capital available for improvements among our competitors. It also has given us the benefit of a state-of-the art driving range, upgraded fitting bay technology, graphics, and marketing improvements such as exterior signage.

As part of the Customer Agreement, Callaway provides up to 15,000 dozen driving range balls to the facility on a yearly basis as well as all employee uniforms. Prior to this agreement, we were paying approximately $40,000 a year to supply the driving range with quality golf balls to enhance the driving range experience. This provides significant operational cost savings each year to the Callaway Golf Center. In addition, Saint Andrews receives a separate $250,000 annual trade credit from Callaway.

As discussed in ITEM 1 – DESCRIPTION OF BUSINESS, BUSINESS DEVELOPMENT, on March 9, 2013, AAGC entered into an amendment to the Customer Agreement to terminate it on June 13, 2013.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2012 VERSUS YEAR ENDING DECEMBER 31, 2011.

REVENUES. Revenues of the Callaway Golf Center (“CGC”) for 2012 increased by $5,468 to $2,127,027 compared to $2,121,541 in 2011. Golf course green fees increased slightly to $561,670 in 2012 compared to $558,805 in 2011. Driving Range revenue increased for 2012 by $15,127 to $845,830 in 2012 compared to $830,703 in 2011. Although our rounds of golf are up this year, the driving range has continued to grow based on the value offered when using our driving range. Rentals for golf carts and golf clubs decreased slightly, $3,515 in 2012 to $305,958, as compared to $309,473 in 2011. Golf lesson revenues increased by $7,731 for 2012 to $103,411 compared to $95,680 for 2011. The increase in golf lesson revenues was due to an effort by our golf pros to increase visibility through advertising, including coupon deals through Groupon.com and organizing special events based around group lessons.

COST OF REVENUES

Costs of revenues increased by $77,037 to $723,107 during 2012 as compared to $646,070 in 2011. This increase is due to the repairs that took place to fix our lake, reducing the size of the lake, and putting in desert landscape to comply with the Southern Nevada Water District rules and regulations. Other cost of goods, mainly comprised of miscellaneous golf supplies, increased to $139,340 in 2012 as compared to $66,759 in 2011. This increase is due to repairs made during the fall of 2012 to help improve the overall look of the facility, including lighting and painting repairs.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs. These expenses increased by $75,289 to $1,566,246 in 2012 from $1,490,957 in 2011. Our general and administrative expenses were up in 2012 with increases in: supplies of $5,274: office supplies of $2,035: repairs and maintenance $11,693; repairs and maintenance park services of $1,480; and professional expenses of $5,500. The expenditures in repairs and maintenance had to do with general repairs and maintenance to the facility done in the fall of 2012 including painting, fixing some equipment, and a general clean-up to the facility.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2012, impairment on property and equipment was incurred for $60,057 due to the writing off of several old assets no longer in place. In 2011, there was a gain on disposal of property and equipment for $36,533 due to an insurance claim for wind damage.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $959 in 2012 to $108,669 from $109,628 in 2011. Although a slight decrease, the depreciation and amortization stayed basically the same in 2012 as they were in 2011.

OTHER INCOME AND INTEREST EXPENSE

Interest expense increased in 2012 by $47,401 to $540,445 from $493,044 in 2011 as a result of the continued increase in intercompany debt.

NET LOSS

In 2012, the net loss (before non-controlling interest) was $874,593 as compared to net loss of $581,625 in 2011. This increase in net loss is primarily due to increased cost of revenues, increased G&A expenses and increased interest expense.

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

As of December 2012, the Company had a working capital deficit of $11,108,119 as compared to a working capital deficit of $10,226,854 in December 2011. The increase was due primarily to the continued increase in the interest associated with the notes payable for which the Company currently is responsible.

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

The consolidated financial statements are set forth on pages F-1 through F-19 hereto.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting were effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	50	President, Chief Executive Officer,
		Treasurer, Secretary and Director
Vaso Boreta	78	Chairman of the Board of Directors
William Kilmer	72	Director
Cara Corrigan	51	Director
John Boreta	53	Director

Vaso Boreta is the father of Ronald Boreta and John Boreta, and John Boreta and Ron Boreta are brothers. There are no other family relationship between any of the Directors and Executive Officers of the Company.

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

He has also served as an executive officer and director of another publicly-held company, Sports Entertainment Enterprises, Inc. (formerly named "CKX, Inc.").

VASO BORETA has served as Chairman of the Board of Directors since August 1994, and has been an Officer and Director of the Company since its formation in 1984. In 1974, Mr. Boreta first opened a specialty business named “Las Vegas Discount Golf & Tennis,” which retailed golf and tennis equipment and accessories. He was one of the first retailers to offer pro-line golf merchandise at a discount. He also developed a major mail order catalog sales program from his original store. Mr. Boreta operated his original store, which moved to a new location near the corner of Flamingo and Paradise roads in Las Vegas until that store closed in 2011. Vaso Boreta was selected to serve as a Director because of his long experience in the retail golf merchandise business.

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

CARA CORRIGAN has been an employee of the Company beginning in 1997 starting as the Assistant Controller and then became the Executive Assistant to the President (Ronald Boreta) in 1999 and serving as his assistant until June of 2008 when she left to work for the Reno Sparks Convention Center as a Catering Sales Manager. She worked for the Reno Sparks Convention Center from June 2008 to June 2009. In June of 2009, she returned to the Company and has served as its Corporate Controller since that time. Ms. Corrigan has been a dedicated employee with the Company and has been well aware of the activities and direction of the Company. She has gained knowledge about the golf industry through the many individuals she has met while employed with the Company, and has used that information to help advise the Company with regard to many aspects of its business.

JOHN BORETA was elected to the Board during the third quarter of 2012. John has served as General Manager of the Callaway Golf Center since its inception in 1997. He is involved in all aspects of the day to day operation of the facility. John moved to Las Vegas in 1981 to work in the family golf business, Las Vegas Golf and Tennis. He was involved in the daily store operations as a retail sales manager, as well as mail-order sales supervisor. He was promoted to store manager for a store that exceeded $10 million in sales annually. In addition to his involvement with Callaway Golf Center, he is co-owner of three golf retail store in Las Vegas with his brother, Ron.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2012 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND				STOCK	OPTION	ALL OTHER
PRINCIPAL		SALARY	BONUS	AWARDS	AWARDS	COMPEN-	TOTAL
POSITION	YEAR	($)	($)(1)	($)	($)	SATION	($)
						($)(2)

Ronald S. Boreta, President	2010	$120,000	$5,000	--	--	$23,207	$148,207
	2011	$120,000	$25,000	--	--	$29,992	$179,992
	2012	$120,000	$1,798	--	--	$32,511	$154,306

_________________________

(1) Beginning in 2011, Ronald S. Boreta received payment related to bonuses aggregating $31,798 which he earned over ten years ago, but were never paid. He was paid $5,000 in 2011 and $25,000 in 2011 and $1,798 in 2012.

(2) Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use. For 2010, these amounts were $10,093 for club memberships and $13,114 for an automobile. For 2011, these amounts were an auto and related auto expense, monthly membership due and club membership with auto expenses totaling $19,037, membership dues were $408 and club membership was $10,547. For 2012, these amounts were an auto and related auto expenses, monthly membership due and club membership with auto expenses totaling $20,132, membership dues were $662 and club membership was $11,717

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2012.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In October 2006, William Kilmer received 34,000 shares for his prior service as a director. In 2007, Cara Corrigan received 34,000 shares of stock as an employee of the Company. During 2012 and 2011, no compensation was paid to the Company's directors for their services in that capacity.

Cara Corrigan is an employee of the Company and receives an annual salary of $73,000 as its Corporate Controller.

John Boreta is an employee of the Company's subsidiary and receives an annual salary of $75,000 as the General Manager of the Callaway Golf Center.

EMPLOYMENT AGREEMENT

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he receives base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2012, but he continues to be employed by the Company on the same basis. Ronald S. Boreta receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage which totals $666 a month. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

1998 STOCK INCENTIVE PLAN

The company approved a 1998 Stock Incentive Plan that was subsequently approved by shareholders.

That plan expired in 2008.

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 19, 2013 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ronald S. Boreta	650,484	(1)	14.38%
6730 Las Vegas Blvd. S.
Las Vegas, NV 89119

ASI Group, LLC	1,589,167	(5)	35.14%
Investment AKA, LLC
c/o Agassi Enterprises, Inc.
3883 Howard Hughes Pkwy, 8th Fl.
Las Vegas, NV 89109

John Boreta	511,890	(2)	11.31%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

Boreta Enterprises, Ltd.	360,784	(4)	7.97%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

Vaso Boreta	3,853	(3)	0.01%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

William Kilmer	34,000	(6)	0.08%
1853 Monte Carlo Way
Coral Springs, FL 33071

Cara Corrigan	34,000	(6)	0.08%
10337 Tiger Paws Place
Las Vegas, NV 89183

All Directors and Executive Officers as a Group (5 persons)	1,234,227	(7)	27.29%

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

(5) ASI Group LLC and Investment AKA, LLC are both Nevada limited liability company’s whose members include Andre K. Agassi.

(6) All shares are owned directly.

(7) Includes shares beneficially held by the five named Directors and Executive Officers.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2012, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company’s employees have provided administrative/accounting support for a) three golf retail stores one named Saint Andrews Golf Shop ("Saint Andrews") and the other two named Las Vegas Golf and Tennis ("District Store" and “Westside Store”), owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company. The Saint Andrews store is the retail tenant in the CGC.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $80,806 and $90,814 for the years ended December 31, 2012 and 2011, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,416,842 and $1,370,830 as of December 31, 2012 and 2011, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Lease to Saint Andrews

The CGC has two tenant operations. One of them is for the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses. Saint Andrews is owned by Ronald Boreta and John Boreta. The initial monthly rent was $13,104. The lease was for an initial term of fifteen years through July 2012. Saint Andrews had two options to extend for five years in July 2012 and July 2017 with a 5% rent increase for each extension. Saint Andrews exercised its first five year option in July 2012.

For the years ended December 31, 2012 and 2011, the Company recognized rental income totaling $160,020 and $157,248 from Saint Andrews.

Notes to Related Parties

The Company has various notes and interest payable to the following entities as of December 31, 2012 and 2011:

	2012	2011

Various notes payable to the Vaso Boreta
bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC,
owned by the chairman of the board,
bearing 10% per annum and due on demand (2)	100,000	100,000

Various notes payable to SAGS, bearing 10%
per annum and due on demand (3)	743,846	693,846

Various notes payable to the District Store,
bearing 10% per annum and due on demand (4)	85,000	85,000

Note payable to BE III, LLC, bearing 10%
Per annum and due on demand (5)	200,500	105,500

TOTAL	$4,329,495	$4,184,495

(1)	Vaso Boreta is the Company's Chairman of the Board.
(2)	BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.
(3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
(4)	The District Store is owned by Ronald Boreta and John Boreta.
(5)	BE III, LLC is owned by Ronald Boreta and John Boreta.

As of December 31, 2012 and 2011, accrued interest payable - related parties related to the notes payable – related parties totaled $4,978,335 and $4,550,849, respectively.

The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

Other Transactions

On June 15, 2009, we entered into a “Stock Transfer Agreement” with Saint Andrews Golf Shop, Ltd. a Nevada limited liability company, which is wholly owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder and Director of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on our outstanding loan due to Saint Andrews Golf Shop, Ltd. In March 2009, we engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $ 600,000.

John Boreta, who became a Director of the Company in 2012, has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continues to be employed on the same basis. During 2012, John Boreta received compensation of $81,000 for his services in that capacity, which includes an auto allowance. He also receives health insurance that is fully paid for by AGC at a current cost of $666 per month.

The Company’s Board of Directors believes that the terms of the above transactions were on terms no less favorable to the Company than if they transactions were with unrelated third parties.

Director Independence

The Company has determined that William Kilmer is an independent director as defined under the rules used by the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2012 and 2011 by LL Bradford for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by LL Bradford for tax compliance and tax advice for the fiscal years ended December 31, 2012 and 2011, were $5,000 during each year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER DESCRIPTION		LOCATION
2	Agreement for the Purchase	Incorporated by reference to
	And Sale of Assets, as	Exhibit 10 to the Registrant’s
	amended	Current Report on Form 8-K
dated February 26, 1997

3.1	Restated Articles of	Incorporated by reference to
	Incorporation	Exhibit 3.1 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

3.2	Certificate of Amendment	Incorporated by reference to
	To Articles of Incorporation	Exhibit 3.2 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to
Exhibit 3.3 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-08424)

3.4	Certificate of Amendment	Incorporated by reference to
	Articles of Incorporation	Exhibit 3.4 to the Registrant’s
	Series A Convertible	Annual report on Form 10-KSB for
	Preferred	the year ended December 31, 1998

3.5	Certificate of Designation	Incorporated by reference to
	Series B Convertible	Exhibit 3.5 to the Registrant’s
	Preferred	Annual Report on Form 10-KSB for
the year ended December 31, 1998

3.6	Certificate of Amendment to	Incorporated by reference to
	Articles of Incorporation -	Exhibit 3.6 to the Registrant’s
	Name change	Annual Report on Form 10-KSB for
the year ended December 31, 1998

10.1	Employment Agreement	Incorporated by reference to
	With Ronald S. Boreta	Exhibit 10.1 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

10.2	Stock Option Plan	Incorporated by reference to
Exhibit 10.2 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

10.3	Promissory Note to Vaso	Incorporated by reference to
	Boreta	Exhibit 10.11 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

10.4	Lease Agreement between	Incorporated by reference to
	Urban Land of Nevada and	Exhibit 10.17 to the Registrant’s
	All-American Golf Center,	Form SB-2 Registration Statement
	LLC	(No. 33-84024)

10.5	Operating Agreement for	Incorporated by reference to
	All-American Golf, LLC,	Exhibit 10.18 to the Registrant’s
	a limited liability	Form SB-2 Registration Statement
	Company	(No. 33-84024)

10.6	Lease and Concession	Incorporated by reference to
	Agreement with	Exhibit 10.20 to the Registrant’s
	Sport Service Corporation	Form SB-2 Registration Statement
(No. 33-84024)

10.7	Promissory Note of All-	Incorporated by reference to
	American SportPark, Inc.	Exhibit 10.23 to the Registrant’s
	For $3 million payable to	Annual Report on Form 10-KSB for
	Callaway Golf Center	the year ended December 31, 1998

10.8	Guaranty of Note to	Incorporated by reference to
	Callaway Golf Company	Exhibit 10.24 to the Registrant’s
Annual Report on Form 10-KSB for
The year ended December 31, 1998

10.9	Forbearance Agreement	Incorporated by reference to
	Dated March 18, 1998	Exhibit 10.25 to the Registrant’s
	With Callaway Golf	Annual Report on Form 10-KSB for
	Company	the year ended December 31, 1998

10.10	Promissory Note to Saint	Incorporated by reference to
	Andrews Golf, Ltd.	Exhibit 10.10 to the Registrant’s
Annual Report on Form-KSB for
the year ended December 31, 2005

10.11	Promissory Note to BE	Incorporated by reference to
	Holdings I, LLC	Exhibit 10.11 to the Registrant’s
Annual Report on Form 10-KSB for
the year ended December 31, 2005

10.12	Promissory Notes to	Incorporated by reference to
	Saint Andrews Golf Shop Ltd.	Exhibit 10.11 to the Registrant’s
	And BE District, LLC	Annual Report on Form 10-KSB for
	During 2007	the year ended December 31, 2007

10.13	Settlement Agreement with	Incorporated by reference to
	Urban Land of Nevada, Inc.	Exhibit 10.11 to the Registrant’s
Quarterly Report on Form 10-Q for
The quarter ended September 31, 2008

10.14	Customer Agreement among All-American	Incorporated by reference to
	SportPark, Inc.; All-American Golf Center,	Exhibit 10.1 to the Registrant's
	Inc.; Saint Andrews Golf Shop, Ltd.; and	Report on Form 8-K filed on
	Callaway Golf Company dated June 19, 2009	June 19, 2009

10.15	Stock Transfer Agreement among All-	Incorporated by reference to
	American SportPark, Inc.; Saint Andrews	Exhibit 10.2 to the Registrant's
	Golf Shop, Ltd. and All-American Golf	Report on Form 8-K filed on
	Center, Inc. dated June 15, 2009	June 19, 2009

10.16	Employment Agreement between John	Incorporated by reference to
	Boreta and All-American Golf Center, Inc.	Exhibit 10.3 to the Registrant's
	dated June 19, 2009	Report on Form 8-K filed on
June 19, 2009

10.17	Addendum No. 2 to Employment Agreement	Incorporated by reference to
	between Ronald Boreta and All-American	Exhibit 10.4 to the Registrant's
	SportPark, Inc. dated June 15, 2009.	Report on Form 8-K filed on
June 19, 2009

10.18	Agreement with AKA Investments, LLC	Incorporated by reference to Exhibit 10.1 to
	dated September 23, 2009	the Registrant’s Report on Form 8-K filed on
September 24, 2009.

10.19	First Amendment to Customer Agreement with	Filed herewith electronically
Callaway Golf Company

14	Code of Ethics	Incorporated by reference to
Exhibit 14 to the Registrant’s
Annual Report on Form 10-KSB for
The year ended December 31, 2007

21	Subsidiaries of the	Incorporated by reference to
	Registrant	Exhibit 21 to the Registrant’s
Form SB-2 Registration Statement
(No. 33-84024)

31	Certification of Chief	Filed herewith electronically
Executive Officer and
Principal Financial
Officer Pursuant to
Section 302 or the
Sarbanes-Oxley Act of 2002

32	Certification of Chief	Filed herewith electronically
Executive Officer and
Principal Financial
Officer Pursuant to
Section 18 U. S. C.
Section 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of All American SportPark, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2012. All-American SportPark, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards, of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash slows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
April 1, 2013
Las Vegas, Nevada

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets

Current assets:
Cash	$5,500	$1,900
Accounts receivable	5,942	2,807
Prepaid expenses and other	5,733	107,472
Total current assets	17,175	112,179

Property and equipment, net of accumulated depreciation of $702,488 and $856,025 as of 2012 and 2011, respectively
	669,441	693,364

Total Assets	$686,616	$805,543

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$5,594	$29,184
Accounts payable and accrued expenses	359,907	160,469
Current portion of notes payable - related
parties	4,329,495	4,184,494
Current portion of due to related parties	1,416,843	1,370,830
Current portion of capital lease obligation	35,120	43,208
Accrued interest payable - related party	4,978,335	4,550,848
Total current liabilities	11,125,294	10,339,034

Long-term liabilities:
Long-term portion of capital lease
obligation	6,529	29,469
Deferred rent liability	691,780	699,434
Total long-term liabilities	698,309	728,903

Commitments and Contingencies

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively

	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,522,123 and 4,522,123 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively

	4,522	4,522
Additional paid-in capital	14,387,972	14,387,972
Accumulated deficit	(25,877,864)	(24,976,480)
Total All-American SportPark, Inc. stockholders’ (deficit)	(11,485,370)	(10,583,986)
Non-controlling interest in subsidiary	348,383	321,592
Total stockholder’s (deficit)	(11,136,987)	(10,262,394)

Total Liabilities and Stockholders' Deficit	$686,616	$803,543

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2012	2011

Revenue	$1,967,007	$1,964,293
Revenue – Related Party	160,020	157,248
Total Revenue	2,127,027	2,121,541

Cost of revenue	723,107	646,070

Gross profit	1,403,920	1,475,471

Expenses
General & administrative	1,566,246	1,490,957
Depreciation and amortization	108,669	109,628
Total expenses	1,674,915	1,600,585

Loss from operations	(270,995)	(125,114)

Other income (expense)
Interest expense	(540,445)	(493,044)
(Loss) gain on property or equipment	(60,057)	36,533
Other expense	(3,096)	(147)
Total other expense	(603,598)	(456,658)

Net loss before provision for income tax	(874,593)	(581,772)
Provision for income tax expense	-	-

Net loss	(874,593)	(581,772)

Net income attributable to non-controlling interest	26,791	112,091

Net loss attributable to All-AmericanSportPark, Inc.	$(901,384)	$(693,863)

Weighted average number of common shares outstanding-basic and fully diluted	4,522,123	4,522,123

Net loss per share – basic and fully diluted	$(0.20)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, I NC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional Paid-In Capital
	Common Stock			Accumulated Deficit	Non-Controlling Interest
	Shares	Amount				Total
Balance, December 31, 2010	4,522,123	$4,522	$14,387,972	$(24,282,617)	$209,501	$(9,680,622)

Net Loss	-	-	-	(693,863)	112,091	(581,772)

Balance, December 31, 2011	4,522,123	4,522	14,387,972	(24,976,480)	321,592	(10,262,394)

Net Loss	-	-	-	(901,384)	26,791	(874,593)

Balance December 31, 2012	4,522,123	$4,522	$14,387,972	$(25,877,864)	$348,383	$(11,136,987)

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2012	2011

Cash flows from operating activities
Net loss	$(874,593)	$(581,772)
Adjustments to reconcile net loss to net cash used by operating activities

Depreciation expense	108,669	109,628
Loss/(gain) on disposal of property and equipment	60,057	(36,533)

Changes in operating assets and liabilities:
Accounts receivable	(3,135)	3,614
Prepaid expenses	11,739	(4,822)
Cash in excess of available funds	(23,590)	29,184
Accounts payable and accrued expenses	199,438	(38,195)
Deferred rent liability	(7,655)	4,387
Accrued interest payable – related parties	427,487	410,103
Net cash used in operating activities	(101,583)	(104,406)

Cash flows from investing activities
Deposits on property and equipment	90,000	(90,000)
Proceeds from insurance settlement	-	46,436
Purchase of property and equipment	(144,803)	(83,141)
Net cash used in investing activities	(54,803)	(126,705)

Cash flows from financing activities
Net proceeds from related parties	46,013	139,134
Payments on capital lease obligation	(31,028)	(8,087)
Proceeds from notes payable – related parties	145,001	93,499
Payments on notes payable	-	(2,182)
Net cash provided by financing activities	159,986	222,364

Net increase (decrease) in cash	3,600	(8,747)
Cash – beginning	1,900	10,647
Cash – ending	$5,500	$1,900

Supplemental disclosures:
Interest paid	$7,443	$9,344
Income taxes paid	$-	$-
Supplemental disclosures of non-cash financing activities:
Assumption of capital lease obligation	$6,529	$21,171

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL S TATEMENTS

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

b. BUSINESS ACTIVITIES

The CGC includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, a 20,000 square foot clubhouse which includes the Callaway Golf fitting center and two tenants: the Saint Andrews Golf Shop retail store, and Upper Deck Grill and Sports Lounge restaurant.

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

d. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2012, the Company had net loss of $901,384. As of December 31, 2012, the Company had a working capital deficit of $11,108,119 and a shareholders' equity deficiency of $11,136,987.

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

NOTE 2 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. CASH AND CASH EQUIVALENTS

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

b. INCOME TAXES

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

c. STOCK-BASED COMPENSATION

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

d. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment (Note 5) are stated at cost. Depreciation and amortization is provided for on a straight-line basis over the lesser of the lease term (including renewal periods, when the Company has both the intent and ability to extend the lease) or the following estimated useful lives of the assets:

Furniture and equipment	3-10 years
Leasehold improvements	15-25 years

e. ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $222,849 and $228,052 in 2012 and 2011, respectively. The amount, up to $250,000 is then reimbursed by the Saint Andrews Golf Shop, per the Callaway Golf Agreement of 2010 leaving a net amount of $0 on the books for 2012.

f. REVENUES

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

g. COST OF REVENUES

Cost of revenues is primarily comprised of golf course and driving range employee payroll and benefits, operating supplies (e.g., driving range golf balls and golf course scorecards, etc.), and credit card/check processing fees.

h. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist principally of management, accounting and other administrative employee payroll and benefits, land lease expense, utilities, landscape maintenance costs, and other expenses (e.g., office supplies, marketing/advertising, and professional fees, etc.).

i. IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In 2012 after a thorough review of all fixed assets, it was determined that several assets were no longer in use and were retired off the books providing an loss of $60,881

j. LEGAL DEFENSE COSTS

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

k. LEASES

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

l. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  Level 1: Observable inputs such as quoted prices in active markets;
  Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
  Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At each of December 31, 2012 and 2011, the carrying amount of cash, accounts receivable, notes payable, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

m. RECENT ACCOUNTING POLICIES

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012; however, early adoption is permitted. The Company believes the adoption of ASU 2012-02 will not have a material impact on its consolidated financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

NOTE 3. EARNINGS (LOSS) PER SHARE

A basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. A basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2012 and 2011.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 4,522,123 in 2012 and 2011, respectively.

NOTE 4 . RELATED PARTY TRANSACTIONS

Due to related parties

The Company’s employees provide administrative/accounting support for (a) three golf retail stores, one of which is named Saint Andrews Golf Shop ("SAGS") and the others named Las Vegas Golf and Tennis ("District Store") and Las Vegas Golf and Tennis (“Westside, 15 Store”), owned by the Company's President and his brother. The SAGS store is the retail tenant in the CGC.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $80,806 and $90,814 for the years ended December 31, 2012 and 2011, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,416,843 and $1,370,830 as of December 31, 2012 and 2011, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of December 31, 2012 and 2011:

	2012	2011

Various notes payable to the Paradise Store
bearing 10% per annum and due on demand	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC,
owned by the chairman of the board,
bearing 10% per annum and due on demand	100,000	100,000

Various notes payable to SAGS, bearing 10%
per annum and due on demand	743,846	693,846

Various notes payable to the District Store,
bearing 10% per annum and due on demand	85,000	85,000

Note payable to BE III, LLC, bearing 10%
Per annum and due on demand	200,500	105,500

TOTAL	$4,329,495	$4,184,495

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2012 are due and payable upon demand. At December 31, 2012, the Company has no loans or other obligations with restrictive debt or similar covenants.

On June 15, 2011, we entered into a “Stock Transfer Agreement” with Saint Andrews Golf Shop, Ltd. a Nevada limited liability company, which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on our outstanding loan due to Saint Andrews Golf Shop, Ltd. In March 2011, we engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $600,000.

Interest expense on related party notes totaled $427,486 and $410,100 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, accrued interest payable - related parties related to the notes payable – related parties totaled $4,978,335 and $4,550,848, respectively.

John Boreta, who became a Director of the Company in 2012, has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continues to be employed on the same basis. During 2012, John Boreta received compensation of $81,000 for his services in that capacity, which includes an auto allowance. He also receives health insurance that is fully paid for by AGC at a current cost of $666 per month.

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he receives base salary of $100,000 per year plus annual increases as determined by the Board of Directors. His salary was increased to $120,000 beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2012, but he continues to be employed by the Company on the same basis. Ronald S. Boreta receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage which totals $666 a month. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

Lease to SAGS

The CGC has two tenant operations. The first is the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years through July 2012. The tenant has two options to extend for five years in July 2012 and July 2017 with a 5% rent increase for each extension. The tenant extended their first option starting August 2012. For the years ended December 31, 2012 and 2011, the Company recognized rental income totaling $160,020 and $157,248 respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2012	2011
	--------------	--------------
Furniture and Equipment	$33,346	$144,955
Other Leasehold Improvement	168,096	339,121
Signage	188,571	203,171
Building	252,866	252,866
Land Improvements	495,445	380,479
Landscape Equipment	32,497	40,597
Other	85,224	72,316
Leased Equipment	115,884	115,884
	--------------	---------------
	1,371,929	1,549,389
Less: Accumulated Depreciation
	(702,488)	(856,025)
	$669,441	$693,364

Depreciation expenses totaled $108,669 and $109,628 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 . COMMITMENTS

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

At December 31, 2012, minimum future lease payments under non-cancelable operating leases are as follows:

2012	$493,715
2013	529,840
2014	529,840
2015	529,840
2016	529,840
Thereafter	2,613,100

$5,226,175

Total rent expense for all operating leases were $493,715 for 2012 and $481,673 for 2011.

Customer Agreement

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and Saint Andrews Golf Shop, Ltd. (“SAGS”) through our majority owned subsidiary AAGC. As part of the agreement, that continues through 2013 and automatically extends until December 31, 2018, Callaway invested money to improve both AAGC’s range facility as well as the golfing center. They also provide advertising expense each year paid for by AAGC and reimbursed in golf merchandise to SAGS. AAGC is then reimbursed by SAGS for AAGC’s expenditures in advertising as incurred.

Pursuant to this agreement, AAGC is required to expend at least $250,000 for marketing and promotion of Callaway for a period of approximately three and one half years with an automatic extension to December 31, 2018 unless written notice of termination is received by November 2013. Additionally, pursuant to the Customer Agreement AAGC has expended amounts to improve both its range facility as well as the golfing center. These improvements include Callaway Golf® branded elements. Callaway agreed to provide funding and resources in the minimum amount of $2,750,000 to be allocated as follows: 1) $750,000 towards operating expenses of AAGC; 2) $750,000 towards facility improvements for both AAGC and Saint Andrews Golf Shop; 3) $500,000 in range landing area improvements of AAGC and 4) three payments each of $250,000 for annual advertising expenses paid by AAGC, which will be repaid in golf merchandise to SAGS. AAGC will then be reimbursed by SAGS for AAGC’s expenditures in advertising as incurred.

Both AAGC and Saint Andrews have agreed to exclusively sell only Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement.  As discussed in Note 9 - Subsequent Events, AACG and Callaway have agreed to terminate the Customer Agreeement on June 13, 2013

NOTE 7. INCOME TAXES

Income tax expense (benefit) consists of the following:

	2012	2011
	-------------	------------
Current	$(303,753)	$(203,348)
Deferred	303,753	203,348
	-------------	------------
	$-	$-

The components of the deferred tax asset (liability) consisted of the following at December 31:

	2012	2011
	------------	-------------
Deferred tax liabilities:
Temporary differences related to:
Depreciation	$(173,312)	$(209,433)

Deferred tax assets:

Net operating loss carry forward	4,633,802	4,536,245

Related party interest	1,692,634	1,547,287
Other	-	2,396
	--------------	--------------
Net deferred tax asset before valuation allowance
	6,153,124	5,874,099
Valuation allowance	(6,153,124)	(5,874,099)

	$-	$-
	=========	=========

As of December 31, 2012 and 2011, the Company has available for income tax purposes approximately $21.0 and $20.0 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry forwards expire in 2019 through 2032. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate. The Company paid $0 and $0 in income tax for the years ended December 31, 2012 and 2011, respectively.

NOTE 8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

a. CAPITAL STOCK

There are no unusual rights or privileges related to the ownership of the Company's common stock.

There were no share issuances during the year ended December 31, 2012.

b. STOCK OPTION PLANS

There were no outstanding stock option plans at December 31, 2012.

NOTE 9 . SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying financial statements were issued.

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”).  The effective date of the Amendment is January 20, 2013.  The Amendment provides that AAGC is to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternative retail branding partner.  In the event that AAGC is successful in executing a written contract with an alternative retail branding partner, the Customer Agreement will terminate on June 30, 2013.  In the event that an agreement with an alternative retailed branding partner is not entered into by June 30, 2013, the Customer Agreement will terminate on that date but AAGC will have the right to continue to operate its Callaway Golf Center using the Callaway name and trademarks for the term of the land lease on the property.

Pursuant to the terms of the Amendment, Callaway is not required to pay any marketing funds or other fees or expenses required under the Customer Agreement during the first two quarters of 2013.  The Amendment also provides that Callaway may, at its option, continue to feature its products in a second position at the Callaway Golf Center after termination of Customer Agreement, under certain terms and conditions.

On March 27, 2013, AAGC entered into a Golf Center Sponsorship Agreement with Taylor Made Golf Company, Inc., doing business as TaylorMade-adidas Golf Company (“TMaG”) pursuant to which the golf center operated by AAGC will be rebranded using TaylorMade® and other TMaG trademarks.

As part of the Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount.  In addition AAGC received a payment of $200,000 upon execution of the Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.

The Agreement provides that TMaG will install a performance lab at AAGC's facility which will include one nine-camera motion analysis system and one putting lab, and will provide additional services, equipment, supplies and resources for the golf center.

The Agreement includes provisions concerning the display of TMaG merchandise, payment terms, retail sales targets and other related matters.  Also, Saint Andrews Golf Shop, a tenant of AAGC which is owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company, will receive a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at the golf center.  In addition, provided that the Las Vegas Golf and Tennis stores owned by Ronald Boreta and John Boreta maintain TMaG as its premier vendor at its locations, TMaG will pay such stores a quarterly rebate based on the wholesale price of the TMaG Merchandise purchased at those locations.

The initial term of the Agreement is for five years.  AAGC and TMaG may mutually agree in writing to extend the Agreement for an additional four year period; provided that the option to renew the Agreement shall be determined by the parties not later than ninety (90) days prior to the end of the initial term and shall be consistent with the AAGC's lease on its golf center property.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: April 1, 2013	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

Chairman of the Board and Director
Vaso Boreta

/s/ Ronald S. Boreta	President (Chief Executive Officer), Treasurer (Principal Financial Officer) and Director
Ronald S. Boreta		April 1, 2013

/s/ William Kilmer
William Kilmer	Director	April 1, 2013

/s/ Cara Corrigan
Cara Corrigan	Director	April 1, 2013

/s/ John Boreta
John Boreta	Director	April 1, 2013