Form 10-Q
period 2013-03-31
ALL AMERICAN SPORTPARK INC
filed 2013-05-15
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

     The number of shares of Common Stock, $0.001 par value, outstanding on May 6, 2013 was 4,522,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-Q
	INDEX
		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2013 and 2012 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures	20
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Changes in Securities	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
SIGNATURES		22

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL -AMERICAN SPORT PARK , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31,	December 31,
	2013	2012

Assets

Current assets:
Cash	$57,464	$5,500
Accounts receivable	168	5,942
Prepaid expenses and other current assets	215,340	5,733
Total current assets	272,972	17,175

Property and equipment, net of accumulated depreciation of $730,078 and $702,488, as of 2013 and 2012, respectively
	659,789	669,441

Total Assets	$932,761	$686,616

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$4,413	$5,594
Accounts payable and accrued expenses	337,981	359,907
Current portion of deferred revenue	100,000	-
Current portion of notes payable - related parties	4,329,495	4,329,495
Current portion due to related parties	1,558,297	1,416,843
Current portion of capital lease obligation	31,541	35,120
Accrued interest payable - related party	5,085,318	4,978,335
Total current liabilities	11,447,045	11,125,294

Long-term liabilities:
Long-term portion of capital lease obligation	1,734	6,529
Deferred revenue	100,000	-
Deferred rent liability	680,835	691,780
Total long-term liabilities	782,569	698,309

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,522,123 and 4,522,123 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively

	4,522	4,522
Additional paid-in capital	14,387,972	14,387,972
Accumulated deficit	(26,064,231)	(25,877,864)

Total All-American SportPark, Inc. stockholders' deficit
	(11,671,737)	(11,485,370)
Non-controlling interest in net assets of subsidiary	374,884	348,383
Total stockholders' deficit	(11,296,853)	(11,136,987)

Total Liabilities and Stockholders' Deficit	$932,761	$686,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ending March 31,

	2013	2012

Revenue	$484,501	$524,364
Revenue - related party	40,950	39,312
Total revenue	525,451	563,676

Cost of revenue	169,139	199,399

Gross profit	356,312	364,277

Expenses:
General and administrative expenses	353,966	349,407
Depreciation and amortization	27,590	29,443
Total expenses	381,556	378,850

Net operating (loss)	(25,244)	(14,573)

Other income (expense):
Interest expense	(134,622)	(135,326)
Gain on property and equipment	-	1,673
Total other expense	(134,622)	(133,653)

Net loss before provision for income tax	(159,866)	(148,226)
Provision for income tax expense	-	-

Net loss	(159,866)	(148,226)

Net income attributable to non-controlling interest	26,501	25,094

Net loss attributable to All-American SportPark, Inc.	$(186,367)	$(173,320)

Net loss per share – basic and fully diluted	$(0.04)	$(0.04)
Weighted average number of common shares outstanding - basic and fully diluted
	4,522,123	4,522,123

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ending March 31,

	2013	2012
Cash flows from operating activities

Net (loss)	$(159,866)	$(148,226)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:

Depreciation and amortization expense	27,590	29,443
Gain on disposal of property and equipment	-	(1,673)
Changes in operating assets and liabilities:
Accounts receivable	5,774	2,657
Prepaid expenses and other current assets	(209,607)	6,655
Cash issued in excess of available funds	(1,181)	(29,184)
Accounts payable and accrued expenses	(21,926)	(28,180)
Deferred revenue	200,000	-
Deferred rent liability	(10,945)	822
Accrued interest payable - related party	106,983	106,525
Net cash used in operating activities	(63,178)	(61,161)

Cash flows from investing activities
Proceeds from sale on property and equipment	-	1,675
Purchase of property and equipment	(17,938)	(36,893)
Net cash used in investing activities	(17,938)	(35,218)

Cash flows from financing activities
Proceeds from related parties	141,454	52,579
Payment on capital lease obligation	(8,374)	(7,401)
Proceeds from notes payable – related parties	-	95,001
Net cash provided by financing activities	133,080	140,179

Net increase in cash	51,964	43,800
Cash - beginning	5,500	1,900
Cash - ending	$57,464	$45,700

Supplemental disclosures:
Interest paid	$1,242	$2,217
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing activities
Cash payment for equipment in prior year	$-	$90,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for interim periods may not be indicative of annual results.

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

Note 2 – Going concern

As of March 31, 2013, we had an accumulated deficit of $26,064,231. In addition, the Company’s current liabilities exceed its current assets by $11,174,073 as of March 31, 2013. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Recent accounting Policies

In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of

Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013. There will be no changes in our presentation with regards to this new standard as it does not affect our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013. There will be no changes in our presentation with regards to this new standard as it does not affect our Consolidated Financial Statements.

The Company believes there are no additional new accounting pronouncements adopted but not yet effective that is relevant to the readers of our financial statements.

Note 4 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At March 31, 2013, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of March 31, 2013, St. Andrews Golf Shop, our minority interest partner and a related party held a $374,884 interest in the net asset value of our subsidiary AAGC and a $26,501 interest in the net income from operations of AAGC.

Note 5 – Related party transactions

Due to related parties

The Company’s employees provide administrative/accounting support for (a) three golf retail stores, one of which is named Saint Andrews Golf Shop ("SAGS") and the other two Las Vegas Golf and Tennis ("Boca Store") and Las Vegas Golf and Tennis Superstore (“Westside”), owned by the Company's President and his brother. The SAGS store is the retail tenant in the CGC.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $14,206 and $22,892 for the three months ended March 31, 2013 and 2012, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,558,297 and $1,416,843 as of March 31, 2013 and December 31, 2012, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both the Company’s President and his brother have continued to defer half of their monthly salaries until the Company is in a more positive financial state. The amounts deferred for first quarter of 2013 are $15,000 and $9,375, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of March 31, 2013, and December 31, 2012, respectively:

	2013	2012
Various notes payable to the Paradise Store bearing 10% per annum and due on demand
	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand

	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand
	743,846	693,846

Various notes payable to the District Store, bearing 10% per annum and due on demand
	85,000	85,000

Note payable to BE, III bearing 10% per annum and due on demand
	200,500	200,500
	--------------	--------------
Total	$4,329,495	$4,279,495
	=========	=========

All maturities of related party notes payable and the related accrued interest payable as of March 31, 2013 are due and payable upon demand. At March 31, 2013, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of March 31, 2013 and December 31, 2012, accrued interest payable - related parties related to the notes payable – related parties totaled $5,085,318 and $4,978,335 respectively .

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the three month ending March 31, 2013 and 2012, the Company recognized rental income totaling $40,950 and $39,312, respectively.

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

At March 31, 2013, minimum future lease payments under non-cancelable operating leases are as follows:

2013	397,380
2014	529,840
2015	529,840
2016	529,840
Thereafter	$3,443,965

$5,430,865

Total rent expense for this operating lease was $132,460 and $121,244 for the three months ended March 31, 2013 and 2012.

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

The following is a schedule by year of future minimum payments required under these lease agreements.

2013	28,853
2014	6,767
Total payments	35,620
Less interest	(2,345)
Total principal	33,275
Less current portion	(31,541)
Long-term portion	$1,734

Accumulated depreciation for the capital leases as of March 31, 2013 and December 31, 2012 was $87,785 and $56,880, respectively.

Customer Agreement

On June 19, 2009, AAGC entered into a Customer Agreement with Callaway Golf Company (“Callaway”) and Saint Andrews pursuant to which Callaway agreed to make certain cash payments and other consideration to AAGC and Saint Andrews in exchange for an exclusive marketing arrangement for the Callaway Golf Center operated by AAGC. Callaway is a major golf equipment manufacturer and supplier. Saint Andrews subleases space at the Callaway Golf Center and operates a golf equipment store at the Callaway Golf Center.

The Customer Agreement with Callaway provided that Callaway would provide Saint Andrews with $250,000 annual advertising contribution in the form of golf related products. In addition, Saint Andrews was given an opportunity to earn additional credits upon reaching a sales threshold.

In connection with the signing of the Customer Agreement, AAGC received several concessions to help in the operation of the business, upgrading certain areas, and remodel of some portions of the AAGC facility. Callaway also provided staff uniforms, range golf balls and rental golf equipment for AAGC’s use at the Callaway Golf Center. Both AAGC and Saint Andrews agreed to exclusively sell only Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement.

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”). The effective date of the Amendment is January 20, 2013. The Amendment provides that AAGC is to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternate retail branding partner. In the event that AAGC is successful in executing a written contract with an alternative retail branding partner, the Customer Agreement will terminate on June 30, 2013. In the event that an agreement with an alternative retailed branding partner is not entered into by June 30, 2013, the Customer Agreement will terminate on that date but AAGC will have the right to continue to feature its products in a second position at the Callaway Golf Center after termination of Customer Agreement, under certain terms and conditions.

On March 27, 2013, AAGC entered into a Golf Center Sponsorship Agreement with Taylor Made Golf Company, Inc., doing business as TaylorMade-adidas Golf Company (“TMaG”) pursuant to which the golf center operated by AAGC will be rebranded using TaylorMade® and other TMaG trademarks.

As part of the Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount. In addition, AAGC received a payment of $200,000 within a few days of signing the Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015. The Company will recognize these payments as revenue on a straight-line basis over the term of the agreement.

The Agreement provides that TMaG will install a performance lab at AAGC’s facility which will include one nine-camera motion analysis system and one putting lab, and will provide additional services, equipment, supplies and resources for the golf center.

The Agreement includes provisions concerning the display of TMaG merchandise, payment terms, retail sales targets and other related matters. Also, Saint Andrews Golf Shop, a tenant of AAGC which is owned by Ronald Boreta, the Company’s President, and John Boreta, a Director of the Company, will receive a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at the golf center. In addition, provided that the Las Vegas Golf and Tennis stores owned by Ronald Boreta and John Boreta maintain TMaG as its premier vendor at its locations, TMaG will pay such stores a quarterly rebate based on the wholesale price of the TMaG Merchandise purchased at those locations.

The initial term of the Agreement is for five years. AAGC and TMaG may mutually agree in writing to extend the Agreement for an additional four year period; provided that the option to renew the Agreement shall be determined by the parties not later than ninety (90) days prior to the end of the initial term and shall be consistent with the AAGC’s lease on its golf center property.

Note 7 – Stockholders' deficit

We are authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 50,000,000 shares of $0.001 par value common stock.

Preferred stock

As of March 31, 2013, we had no preferred shares issued and outstanding.

Common stock

As of March 31, 2013, we had 4,522,123 shares of our $0.001 par value common stock issued and outstanding. We had no new issuances during the period ended March 31, 2013.

Note 8 – Subsequent Events

Upon our evaluation of events and transactions that have occurred subsequent to the balance sheet date, William Kilmer, a board member for many years resigned from the board effective April 16, 2013. He has been replaced by Steven Miller, President of Agassi Enterprises, Inc. and Agassi/Graff Holdings.

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

Overview of Current Operations

On June 19, 2009, AAGC entered into a Customer Agreement with Callaway Golf Company (“Callaway”) and Saint Andrews pursuant to which Callaway agreed to make certain cash payments and other consideration to AAGC and Saint Andrews in exchange for an exclusive marketing arrangement for the Callaway Golf Center operated by AAGC. Callaway is a major golf equipment manufacturer and supplier. Saint Andrews subleases space at the Callaway Golf Center and operates a golf equipment store at the Callaway Golf Center.

The Customer Agreement with Callaway provided that Callaway would provide Saint Andrews with $250,000 annual advertising contribution in the form of golf related products. In addition, Saint Andrews was given an opportunity to earn additional credits upon reaching a sales threshold.

In connection with the signing of the Customer Agreement, AAGC received several concessions to help in the operation of the business, upgrading certain areas, and remodel of some portions of the AAGC facility. Callaway also provided staff uniforms, range golf balls and rental golf equipment for AAGC’s use at the Callaway Golf Center. Both AAGC and Saint Andrews agreed to exclusively sell only Callaway golf products at the Callaway Golf Center for the term of the Customer Agreement.

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”). The effective date of the Amendment is January 20, 2013. The Amendment provides that AAGC is to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternate retail branding partner. In the event that AAGC is successful in executing a written contract with an alternative retail branding partner, the Customer Agreement will terminate on June 30, 2013. In the event that an agreement with an alternative retailed branding partner is not entered into by June 30, 2013, the Customer Agreement will terminate on that date but AAGC will have the right to continue to feature its products in a second position at the Callaway Golf Center after termination of Customer Agreement, under certain terms and conditions.

On March 27, 2013, AAGC entered into a Golf Center Sponsorship Agreement with Taylor Made Golf Company, Inc., doing business as TaylorMade-adidas Golf Company (“TMaG”) pursuant to which the golf center operated by AAGC will be rebranded using TaylorMade® and other TMaG trademarks.

As part of the Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount. In addition, AAGC received a payment of $200,000 from TMaG in early April 2013 and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.

The Agreement provides that TMaG will install a performance lab at AAGC’s facility which will include one nine-camera motion analysis system and one putting lab, and will provide additional services, equipment, supplies and resources for the golf center.

The Agreement includes provisions concerning the display of TMaG merchandise, payment terms, retail sales targets and other related matters. Also, Saint Andrews Golf Shop, a tenant of AAGC which is owned by Ronald Boreta, the Company’s President, and John Boreta, a Director of the Company, will receive a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at the golf center. In addition, provided that the Las Vegas Golf and Tennis stores owned by Ronald Boreta and John Boreta maintain TMaG as its premier vendor at its locations, TMaG will pay such stores a quarterly rebate based on the wholesale price of the TMaG Merchandise purchased at those locations.

The initial term of the Agreement is for five years. AAGC and TMaG may mutually agree in writing to extend the Agreement for an additional four year period; provided that the option to renew the Agreement shall be determined by the parties not later than ninety (90) days prior to the end of the initial term and shall be consistent with the AAGC’s lease on its golf center property.

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

Results of Operations for the three months ended March 31, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

INCOME:

	For the three months ended March 31,
			Increase (Decrease)
	2013	2012	$	%

Revenue	$484,501	$524,364	$(39,863)	(7.60)%
Revenue – Related Party	40,950	39,312	1,638	4.17%
Cost of Sales	169,139	199,399	(30,260)	(15.18)%

Gross Profit	$356,312	$364,277	$(7,965)	(2.19)%

Gross Profit Percentage of Sales	67.81%	64.63%

Revenue

Our revenue for the three months ended March 31, 2013 was $484,501 compared to $524,364 in the three months ended March 31, 2012, a decrease of 39,863, or 7.60%. The decrease in revenues was directly related to the months of January and February 2013 being colder than normal.

Revenue-Related Party for the three months ended March 31, 2013 was $40,950, compared to $39,312 in 2012, an increase of $1,638 or 4.17%. Revenue – Related Party increased because of an increase in rent in July 2012.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the three months ended March 31, 2013 was $169,139, a decrease of $30,260 or 15.18% from $199,399 for the three month period ending March 31, 2012. The decrease is directly related to management staff changes as well as some administrative contract changes that reduced expenses for the Company.

Gross profit as a percentage of sales increased to 67.81%, for the three months ended March 31, 2013. Gross profit as a percentage of sales was 64.63% for the three months ended March 31, 2012. This increase is due to the factors discussed above.

EXPENSES:

	For the Three Months Ending March 31,		Increase (Decrease)

	2013	2012	$	%
	Amount	Amount
Expenses:
General and administrative expense	$353,966	$349,407	4,559	1.30%
Depreciation and amortization	27,590	29,443	(1,853)	(6.29)%
Total expenses	381,556	378,850	2,706	0.71%

Net operating (loss)	(25,244)	(14,573)	10,671	73.22%

Other income (expenses)
Interest expense	(134,622)	(135,326)	(704)	(0.43)%
Gain on property and equipment	-	1,673	(1,673)	-
Total other income (expense)	(134,622)	(133,653)	(969)	(0.73)%

Net (loss) before provision for income tax	(159,866)	(148,226)	(11,640)	(7.85)%
Provision for income tax expense	-	-	-	-

Net (loss)	(159,866)	(148,226)	(11,640)	(7.85)%

Net (income (loss) attributable to non-controlling interest	26,501	25,094	1,407	5.61%

Net (loss) attributable to All-American Sportpark, Inc.	$(186,367)	$(173,320)	(13,047)	(7.53)%

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $353,966, an increase of $4,559 or 1.30%, from $349,407 for the three months ended March 31, 2012. Expenses were virtually unchanged for the first quarter of 2013and 2012.

Depreciation and amortization expenses for the three months ended March 31, 2013 were $27,590, a decrease of $1,853, or 6.29% from $29,443 for the three months ended March 31, 2012. The decrease is related to the disposal of assets that took place last year, resulting in a decrease in depreciation and amortization expenses for the first quarter of 2013.

Total Expenses

Our overall operating expenses increased to $381,556 for the three months ended March 31, 2013 as compared to $378,850 for the three months ended March 31, 2012. The increase in total expenses was $2,706 or 0.71 % and was virtually unchanged from 2012.

Net Loss from Operations

We had a net loss from operations of $25,244 for the three months ended March 31, 2013 as compared to a net loss from operations of $14,573 for the three months ended March 31, 2012 an increase in loss of $10,671 or 73.22%. The increase in net loss from operations was due the decrease in revenue experienced from cold weather in January and February 2013.

Interest Expense

Our interest expense decreased by 0.43% or $704 from $135,326 for the three months ended March 31, 2012 to $134,622 for the three months ended March 31, 2013. Interest expense was virtually the same in 2013 as in 2012.

Net Loss

The net loss before non-controlling interest for the three months ended March 31, 2013 was $159,866 as compared to $148,226 for the same period in 2012. The increase of $11,640 or 7.85% is attributed to the cold weather in January and February 2013.

The net loss attributable to non-controlling interest for the first quarter of 2012 was $26,501 as compared to $25,094 for the same period in 2012. That resulted in net loss attributable to All-American Sport Park of $186,367 for 2013 as compared to $173,320 for 2012 an increase of $13,047 or 7.53%.

Liquidity and Capital

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We have partnered with TaylorMade/adidas Golf Company ("TMaG") to create an updated facility with a new name and brand. In so doing, TMaG has agreed to provide us with cash influx over the next 5 years of the agreement, $200,000 of which was paid within a few days of signing the agreement. This will help us in generating positive internal operating cash flow.

The following table summarizes our current assets, liabilities, and working capital at March 31, 2013 compared to December 31, 2012.

	March 31,	December 31,	Increase / (Decrease)
	2012	2012	$	%

Current Assets	$272,972	$17,175	$255,797	1,489.36%
Current Liabilities	11,447,045	11,125,294	321,751	2.89%
Working Capital Deficit	$11,174,073	$11,108,119

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

As of March 31, 2013, our cash balance was $57,464. Our plan for satisfying our cash requirements for the next twelve months is to use the $200,000 received from TMaG in early April 2013 for working capital. So long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.

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

Recent Accounting Developments

In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013. There will be no changes in our presentation with regards to this new standard as it does not affect our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013. There will be no changes in our presentation with regards to this new standard as it does not affect our Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2013 that have not been reported in a Current Report on Form 8-K.

We did not repurchase any of our equity securities during the quarter ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Filed		Period	Exhibit	Filing
number	Exhibit description	herewith	Form	ending	No.	date

10.1	First Amendment to Customer Agreement with Callaway Golf Company.		10-K	12-31-2013	10.19	4-1-2013

10.2	Golf Center Sponsorship Agreement with Taylor Made Golf Company, Inc. *	X

31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

* Confidential treatment has been requested for portions of this agreement.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)