Form 10-Q
period 2013-06-30
ALL AMERICAN SPORTPARK INC
filed 2013-08-12
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                             For the quarterly period ended June 30, 2013

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes¨ Nox

     The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2013 was 4,624,123 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX

		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012
		1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)
		3
	Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2013 and 2012 (Unaudited)
		4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Changes in Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK , INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012

	(Unaudited)
Assets
Current assets:
Cash	$68,719	$5,500
Accounts receivable	168	5,942
Prepaid expenses and other current assets	8,922	5,733
Total current assets	77,809	17,175
Property and equipment, net of accumulated depreciation of $758,483 and $702,488, as of 2013 and 2012, respectively
	633,005	669,441
Total Assets	$710,814	$686,616
Liabilities and Stockholders' Deficit
Current liabilities:
Cash in excess of available funds	$1,862	$5,594
Accounts payable and accrued expenses	354,754	359,907
Current portion of deferred revenue	100,000	-
Current portion of notes payable - related parties	4,194,495	4,329,495
Current portion due to related parties	1,500,795	1,416,843
Current portion of capital lease obligation	24,047	35,120
Accrued interest payable - related party	5,190,181	4,978,335
Total current liabilities	11,366,134	11,125,294
Long-term liabilities:
Long-term portion of capital lease obligation	586	6,529
Deferred revenue	75,000	-
Deferred rent liability	669,889	691,780
Total long-term liabilities	745,475	698,309
Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively
	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,522,123 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively

	4,624	4,522
Prepaid equity-based compensation	(13,128)	-
Additional paid-in capital	14,408,270	14,387,972

Accumulated deficit	(26,223,785)	(25,877,864)
Total All-American SportPark, Inc. stockholders' deficit	(11,824,019)	(11,485,370)
Non-controlling interest in net assets of subsidiary	423,224	348,383
Total stockholders' deficit	(11,400,795)	(11,136,987)

Total Liabilities and Stockholders' Deficit	$710,814	$686,616

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,

	2013	2012	2013	2012

Revenue	$592,637	$611,294	$1,077,138	$1,135,658
Revenue - Related Party	40,949	39,312	81,899	78,624
Total Revenue	633,586	650,606	1,159,037	1,214,282

Cost of revenue	200,757	179,289	369,896	378,688

Gross profit	432,829	471,317	789,141	835,594

Expenses:
General and administrative expenses	383,770	363,327	737,736	712,734
Depreciation and amortization	28,406	26,470	55,996	55,913
Total expenses	412,176	389,797	793,732	768,647

Net operating income (loss)	20,653	81,520	(4,591)	66,947

Other income (expense):
Interest expense	(131,867)	(135,379)	(266,489)	(270,705)
Gain on property and equipment	-	(58,445)	-	(56,772)
Other income (expense)	147	14	-	14
Total other income (expense)	(131,720)	(193,810)	(266,489)	(327,463)

Net loss before provision for income tax	(111,067)	(112,290)	(271,080)	(260,516)
Provision for income tax expense	-	-	-	-

Net loss	(111,067)	(112,290)	(271,080)	(260,516)

Net income attributable to non-controlling interest	48,340	59,592	74,841	84,686

Net loss attributable to All-American SportPark, Inc.	$(159,407)	$(171,882)	$(345,921)	$(345,202)

Net loss per share - basic and fully diluted	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Weighted average number ofcommon shares outstanding - basic and fully diluted
	4,564,716	4,522,123	4,543,537	4,522,123

The accompanying notes are an integral part of these consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss)	$(271,080)	$(260,516)
Adjustments to reconcile net loss to net cash provided by
(used) in operating activities:
Depreciation and amortization expense	55,996	55,913
Gain on disposal of property and equipment	-	56,772
Stock-based compensation	6,800
Amortization of prepaid stock-based compensation	472	-
Changes in operating assets and liabilities:
Accounts receivable	5,774	2,539
Prepaid expenses and other current assets	(3,189)	6,067
Cash issued in excess of available funds	(3,732)	(29,184)
Accounts payable and accrued expenses	(5,153)	(618)
Deferred revenue	175,000	-
Deferred rent liability	(21,891)	1,645
Accrued interest payable - related party	211,846	213,513
Net cash provided by (used in) operating activities	150,843	(46,634)

Cash flows from investing activities
Proceeds from sale on property and equipment	-	(23,506)
Purchase of property and equipment	(19,560)	(45,309)
Net cash used in investing activities	(19,560)	(43,634)

Cash flows from financing activities
Proceeds from related parties	83,952	(23,506)
Payment on capital lease obligation	(17,016)	(15,034)
Proceeds from note payable – related parties	-	95,001
Payments on notes payable – related party	(135,000)	-
Net cash (used by) provided by financing activities	(68,064)	56,461

Net increase in cash	63,219	58,958
Cash - beginning	5,500	1,900
Cash - ending	$68,719	$60,858

Supplemental disclosures:
Interest paid	$1,242	$142
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing activities
Cash payment for equipment in prior year	$-	$90,000

The accompanying notes are an integral part of these consolidated financial statements.

2

ALL-AMERICAN SPORTPARK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by All-American SportPark, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2 – Going concern

As of June 30, 2013, we had an accumulated deficit of $26,223,785. In addition, the Company’s current liabilities exceed its current assets by $11,288,325 as of June 30, 2013. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Recent accounting Policies

In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013. There will be no changes in our presentation in connection with this new standard as it does not affect our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013. There will be no changes in our presentation in connection with this new standard as it does not affect our Consolidated Financial Statements.

The Company believes there are no additional new accounting pronouncements adopted but not yet effective that is relevant to the readers of our financial statements.

Note 4 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At June 30, 2013, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of June 30, 2013, St. Andrews Golf Shop, our minority interest partner and a related party held a $423,224 interest in the net asset value of our subsidiary AAGC and a $74,841 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $18,213 and $41,741 for the six months ended June 30, 2013 and 2012, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,500,795 and $1,416,843 as of June 30, 2013 and December 31, 2012, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both the Company’s President and his brother have continued to defer half of their monthly salaries until the Company is in a more positive financial state. The amounts deferred for the first six months of 2013 and 2012 were $30,000 and $18,750, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of June 30, 2013, and December 31, 2012, respectively:

	2013	2012
Various notes payable to the Paradise Store bearing 10% per annum and due on demand
	$3,200,149	$3,200,149
Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand

	100,000	100,000
Various notes payable to SAGS, bearing 10% per annum and due on demand
	693,846	743,846
Various notes payable to the District Store, bearing 10% per annum and due on demand
	-	85,000
Note payable to BE, III bearing 10% per annum and due on demand
	200,500	200,500
Total	$4,194,495	$4,329,495

All maturities of related party notes payable and the related accrued interest payable as of June 30, 2013 are due and payable upon demand. At June 30, 2013, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of June 30, 2013 and December 31, 2012, accrued interest payable - related parties related to the notes payable – related parties totaled $5,190,181 and $4,978,335 respectively .

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the six months ending June 30, 2013 and 2012, the Company recognized rental income totaling $81,899 and $78,624, respectively.

Note 6 – Commitments

Lease agreements

The land underlying the CGC is leased under an operating lease that was to initially expire in 2012 and had two five-year renewal options. In March 2006, the Company exercised the first of two options, extending the lease to 2018. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The Company recognizes the minimum rental expense on a straight-line basis over the term of the lease, which includes the two five year renewal options.

At June 30, 2013, minimum future lease payments under non-cancelable operating leases are as follows:

2013	264,920
2014	529,840
2015	529,840
2016	529,840
Thereafter	$3,443,965
$5,298,405

Total rent expense for this operating lease was $243,030 and $242,482 for the six months ended June 30, 2013 and 2012.

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

The following is a schedule by year of future minimum payments required under these lease agreements.

2013	$19,236
2014	6,767
Total payments	26,003
Less interest	(1,370)
Total principal	24,633
Less current portion	(24,047)
Long-term portion	$586

Accumulated depreciation for the capital leases as of June 30, 2013 and December 31, 2012 was $95,512 and $56,880, respectively.

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

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”). The effective date of the Amendment was January 20, 2013. The

Amendment provided that AAGC was to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternate retail branding partner. In the event that AAGC was successful in executing a written contract with an alternative retail branding partner, the Customer Agreement was to terminate on June 30, 2013. In the event that an agreement with an alternative retailed branding partner was not entered into by June 30, 2013, the Customer Agreement was to terminate on that date but AAGC would have the right to continue to feature its products in a second position at the Callaway Golf Center after termination of Customer Agreement, under certain terms and conditions.

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

Note 7 – Stockholders' deficit

Preferred stock

As of June 30, 2013, we had no preferred shares issued and outstanding.

Common stock

As of June 30, 2013, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

Equity-based compensation

On May 24, 2013, the Company granted 68,000 shares of restricted common stock to one director and one employee for services. In accordance with the terms of the grant, the shares will vest in full at the end of two years from the date of grant for the director. The restricted common stock granted to the employee will vest in full at the end of three years from the date of grant. The Company has recorded prepaid stock-based compensation of $13,128 representing the estimated fair value on the date of grant, and will amortize the fair market value of the shares to compensation expense ratably over the two and three year vesting periods.

Also on May 24, 2013, the Company granted 34,000 shares of common stock to a director for past services. These shares are fully vested. The fair value on the date of grant of $6,800 was recorded as stock-based compensation.

Note 8 – Subsequent Events

Upon our evaluation of events and transactions that have occurred subsequent to the balance sheet date, there are no subsequent events that have taken place.

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

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”). The effective date of the Amendment was January 20, 2013. The Amendment provided that AAGC was to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternate retail branding partner. In the event that AAGC was successful in executing a written contract with an alternative retail branding partner, the Customer Agreement was to terminate on June 30, 2013. In the event that an agreement with an alternative retailed branding partner was not entered into by June 30, 2013, the Customer Agreement was to terminate on that date but AAGC would have the right to continue to feature its products in a second position at the Callaway Golf Center after termination of Customer Agreement, under certain terms and conditions.

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

On January 25, 2011, The 305 Group leased the restaurant at the Callaway Golf Center. They renamed the restaurant The Upper Deck Grill and Sports Lounge. The tenant remodeled the entire restaurant space and opened to the public on April 28, 2011. They now offer fresh made foods for the restaurant and bar. The tenant is paying $4,000 a month in rent increasing by 4% each month and potential percentage rent could be paid if the tenant's sales reach certain levels.

Because of the remodeling construction that commenced on July 22, 2013on the facility and an adjustment of space that will belong to the restaurant, the restaurant lease was amended to provide a rebate of $2,000 a month towards their rent to help with any loss of business due to construction. Once construction is complete, the restaurant will receive a $1,000 rebate per month towards their rent to compensate for a loss of space to their business.

Results of Operations for the three months ended June 30, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

INCOME:

	For the three months ended June 30,		Increase (Decrease)

	2013	2012	$	%
Revenue	$592,637	$611,294	$(18,657)	(3.05)%
Revenue – Related Party	40,949	39,312	1637	4.16%
Cost of Sales	200,757	179,289	(21,468)	11.97%
Gross Profit	$432,829	$471,317	$(38,488)	(8.16)%
Gross Profit Percentage of Sales	68.31%	72.44%

Revenue

Our revenue for the three months ended June 30, 2013 was $592,637 compared to $611,294 in the three months ended June 30, 2012, a decrease of $18,657, or 3.05%. The decrease in revenues was directly related to the extreme heat that we experienced in the southwest part of the country in June.

Revenue-Related Party for the three months ended June 30, 2013 was $40,949, compared to $39,312 in 2012, an increase of $1,637 or 4.16%. Revenue – Related Party increased because of an increase in rent in July 2012.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the three months ended June 30, 2013 was $200,757, an increase of $21,468 or 11.97% from $179,289 for the three month period ended June 30, 2012. The increase is attributed to an increase in staffing, specifically in the grounds keeping staff.

Gross profit as a percentage of sales decreased to 68.31%, for the three months ended June 30, 2013. Gross profit as a percentage of sales was 72.44% for the three months ended June 30, 2012. This increase is due to the factors discussed above.

EXPENSES:

	For the Three Months Ending June 30,		Increase (Decrease)

	2013	2012	$	%
	Amount	Amount
Expenses:
General and administrative expense	$383,770	$363,327	20,443	5.62%
Depreciation and amortization	28,406	26,470	1,936	7.31%
Total expenses	412,176	389,797	22,379	5.74%
Net operating income	20,653	81,520	(60,867)	(74.67)%
Other income (expenses)
Interest expense	(131,867)	(135,379)	3,512	2.59%
Gain on property and equipment	-	(58,445)	58,445	0%
Other income (expense)	147	14	133	950.00%
Total other income (expense)	(131,720)	(193,810)	62,090	32.04%
Net (loss) before provision for income tax	(111,067)	(112,290)	(1,223)	(1.09)%
Provision for income tax expense	-	-	-	-
Net (loss)	(111,067)	(112,290)	(1,223)	(1.09)%
Net (income (loss) attributable to non-controlling interest
	48,340	59,592	11,252	18.88%
Net (loss) attributable to All-American Sportpark, Inc.
	$(159,407)	$(171,882)	12,475	7.26%

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $383,770, an increase of $20,443 or 5.62%, from $363,327 for the three months ended June 30, 2012. Expenses were up for the second quarter of 2013 due to equipment repairs that were needed in order for the grounds keeping staff to perform their duties.

Depreciation and amortization expenses for the three months ended June 30, 2013 were $28,406 an increase of $1,936, or 7.31% from $26,470 for the three months ended June 30, 2012. As we add equipment and other fixed assets, our depreciation will continue to grow.

Total Expenses

Our overall operating expenses increased to $412,176 for the three months ended June 30, 2013 as compared to $389,797 for the three months ended June 30, 2012. The increase in total expenses was $22,379 or 5.74%. This was due to the equipment repairs necessary for our grounds keeping staff.

Net Loss from Operations

We had net income from operations of $20,653 for the three months ended June 30, 2013 as compared to net income from operations of $81,520 for the three months ended June 30, 2012 a decrease of $60,867 or 74.67%. The decrease in net income from operations was due to a slight decrease in revenue due to the extreme heat in the southwest, as well as the increase in expenses from equipment repairs.

Interest Expense

Our interest expense decreased by 2.59% or $3,512 from $135,379 for the three months ended June 30, 2012 to $131,867 for the three months ended June 30, 2013. Interest expense decreased due to the payment of some related party debt.

Net Loss

The net loss before non-controlling interest for the three months ended June 30, 2013 was $111,067 as compared to $112,290 for the same period in 2012. The increase of $1,223 or 1.09% is primarily attributed to the decrease in revenue in the second quarter caused by the extreme heat in the southwest part of the country.

The net loss attributable to non-controlling interest for the second quarter of 2013 was $48,340 as compared to $59,592 for the same period in 2012. That resulted in net loss attributable to All-American Sport Park of $159,407 for 2013 as compared to $171,882 for 2012 a decrease of $12,475 or 7.26%.

Results of Operations for the six months ended June 30, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

INCOME:

	For the six months ended June 30,		Increase (Decrease)

	2013	2012	$	%
Revenue	$1,077,138	$1,135,658	$(58,520)	(5.15)%
Revenue – Related Party	81,899	78,624	3,275	4.17%
Cost of Sales	369,896	378,688	(8,792)	(2.32)%
Gross Profit	$789,141	$835,594	$(46,453)	(5.56)%
Gross Profit Percentage of Sales	68.09%	68.81%

Revenue

Our revenue for the six months ended June 30, 2013 was $1,077,138 compared to $1,135,658 in the six months ended June 30, 2012, a decrease of $58,520, or 5.15%. The decrease in revenues was directly related to weather issues that Las Vegas has been experiencing this year, including a much colder than normal January and February, as well as an extremely hot end of May and first part of June. Both of these issues kept golfers away from courses.

Revenue-Related Party for the six months ended June 30, 2013 was $81,899, compared to $78,624 in 2012, an increase of $3,275 or 4.17%. Revenue – Related Party increased because of an increase in rent in July 2012.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the six months ended June 30, 2013 was $369,896, a decrease of $8,792 or 2.32% from $378,688 for the six month period ended June 30, 2012. The decrease is related to the fact that no large expenditures were made in the first six months of 2013 as compared to 2012.

Gross profit as a percentage of sales increased to 68.09%, for the six months ended June 30, 2013. Gross profit as a percentage of sales was 68.81% for the six months ended June 30, 2012. This decrease is due to the factors discussed above.

EXPENSES:

	For the Six Months Ending June 30,		Increase (Decrease)
	2013	2012	$	%
	Amount	Amount
Expenses:
General and administrative expense	$737,736	$712,734	25,002	3.51%
Depreciation and amortization	55,996	55,913	83	0.15%
Total expenses	793,732	768,647	25,085	3.26%
Net operating (loss) income	(4,591)	66,947	(71,538)	(106.86)%
Other income (expenses)
Interest expense	(266,489)	(270,705)	4,216	1.56%
Gain on property and equipment	-	(56,772)	56,772	0
Other income	-	14	(14)	100.00%
Total other income (expense)	(266,489)	(327,463)	60,974	18.62%
Net (loss) before provision for income tax	(271,080)	(260,516)	(10,564)	(4.06)%
Provision for income tax expense	-	-	-	-
Net loss	(271,080)	(260,516)	(10,564)	(4.06)%
Net income attributable to non-controlling interest	74,841	84,686	(9,845)	(11.63)%
Net loss attributable to All-American Sportpark, Inc.	$(345,921)	$(345,202)	719	0.21%

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 were $737,736, an increase of $25,002 or 3.51%, from $712,734 for the six months ended June 30, 2012 due to equipment repairs that were needed in order for the grounds keeping staff to perform their duties.

Depreciation and amortization expenses for the six months ended June 30, 2013 were $55,996, an increase of $83, or 0.15% from $55,913 for the six months ended June 30, 2012. Depreciation and amortization were virtually unchanged in 2013 from 2012.

Total Expenses

Our overall operating expenses increased to $793,732 for the six months ended June 30, 2013 as compared to $768,647 for the six months ended June 30, 2012. The increase in total expenses was $25,085 or 3.26%. This was due to the equipment repairs necessary for our grounds keeping staff.

Net Loss from Operations

We had a net loss from operations of $4,591 for the six months ended June 30, 2013 as compared to net income of $66,947 for the six months ended June 30, 2012 a decrease in loss of $71,538 or 106.86%. The increase in net loss from operations was directly related to weather issues that Las Vegas has been experiencing this year, including a much colder than normal January and February, as well as an extremely hot end of May and first part of June. Both of these issues kept golfers away from courses.

Interest Expense

Our interest expense decreased by 1.56% or $4,216 from $270,705 for the six months ended June 30, 2012 to $266,489 for the six months ended June 30, 2013. The slight increase in interest income is related to the debt the Company continues to carry.

Net Loss

The net loss before non-controlling interest for the three months ended June 30, 2013 was $271,080 as compared to $260,516 for the same period in 2012. The decrease of $10,564 or 4.06% is attributed to the cold weather in January and February 2013 and the decreased revenues in the second quarter caused by the extreme heat in the southwest part of the country.

The net loss attributable to non-controlling interest for the first quarter of 2012 was $84,686 as compared to $74,841 for the same period in 2013. That resulted in net loss attributable to All-American Sport Park of $345,921 for 2013 as compared to $345,202 for 2012 an increase of $719 or 0.21%.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We have partnered with TaylorMade/adidas Golf Company ("TMaG") to create an updated facility with a new name and brand This will help us in generating positive internal operating cash flow.

The following table summarizes our current assets, liabilities, and working capital at June 30, 2013 compared to December 31, 2012.

	June 30, 2013	December 31, 2012	Increase / (Decrease)
			$	%
Current Assets	$77,809	$17,175	$60,634	353.04%
Current Liabilities	11,366,134	11,125,294	240,840	2.16%
Working Capital Deficit	$11,288,325	$11,108,119

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

As of June 30, 2013, our cash balance was $68,719. Our plan for satisfying our cash requirements for the next twelve months is to use the $200,000 received from TMaG in early April 2013 for working capital. So long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.

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

Recent Accounting Developments

In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013. There will be no changes in our presentation in connection with this new standard as it does not affect our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013. There will be no changes in our presentation in connection with this new standard as it does not affect our Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2013 that have not been reported in a Current Report on Form 8-K. except as described below.

On May 24, 2013, the Company granted 68,000 shares of restricted common stock to one director and one employee pursuant to restricted stock agreements. In accordance with the terms of the restricted stock agreements, the shares will vest in full at the end of two years from the date of grant for the director and will vest in full at the end of three years from the date of grant for the employee.

Also on May 24, 2013, the Company granted 34,000 shares of common stock to another director for prior services. These shares are fully vested and are not subject to a restricted stock agreement.

In connection with the issuance of shares under the grants made on May 24, 2013, we relied on the exemption from registration under Section 4(2) under the Securities Act of 1933.

We did not repurchase any of our equity securities during the quarter ended June 30, 2013.

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

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: August 12, 2013	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)