Form 10-Q
period 2013-09-30
ALL AMERICAN SPORTPARK INC
filed 2013-11-12
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

      The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2013 was 4,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012
		1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
		3

	Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
		4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

Part II:	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

ii

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets:
Cash	$16,228	$5,500
Accounts receivable	2,295	5,942
Prepaid expenses and other current assets	5,171	5,733
Total current assets	23,694	17,175

Property and equipment, net of accumulated depreciation of $786,991 and $675,343, as of 2013 and 2012, respectively

	611,298	669,441

Total Assets	$634,992	$686,616

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$3,194	$5,594
Accounts payable and accrued expenses	377,793	359,907
Current portion of deferred revenue	100,000	-
Current portion of notes payable - related parties	4,214,826	4,329,495
Current portion due to related parties	1,541,241	1,416,843
Current portion of capital lease obligation	15,721	35,120
Accrued interest payable - related party	5,295,041	4,978,335
Total current liabilities	11,547,816	11,125,294

Long-term liabilities:
Long-term portion of capital lease obligation	-	6,529
Deferred revenue	50,000	-
Deferred rent liability	658,944	691,780
Total long-term liabilities	708,944	698,309

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 sharesauthorized, 4,624,123 and 4,522,123 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively

	4,624	4,522

Prepaid equity-based compensation	(11,657)	-
Additional paid-in capital	14,408,270	14,387,972
Accumulated deficit	(26,437,308)	(25,877,864)
Total All-American SportPark, Inc. stockholders' deficit	(12,036,071)	(11,485,370)
Non-controlling interest in net assets of subsidiary	414,303	348,383
Total stockholders' deficit	(11,621,768)	(11,136,987)

Total Liabilities and Stockholders' Deficit	$634,992	$686,616

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$454,412	$435,968	$1,531,550	$1,571,626
Revenue - Related Party	40,951	40,446	122,850	119,070
Total Revenue	495,363	476,414	1,654,400	1,690,696

Cost of revenue	169,581	194,662	539,477	573,350

Gross profit	325,782	281,752	1,114,923	1,117,346

Expenses:
General and administrative expenses	388,406	408,331	1,126,142	1,121,065
Depreciation and amortization	28,508	25,612	84,504	81,525
Total expenses	416,914	433,943	1,210,646	1,202,590

Net operating loss	(91,132)	(152,191)	(95,723)	(85,244)

Other income (expense):
Interest expense	(131,312)	(135,000)	(397,801)	(405,705)
Gain on property and equipment	-	(2,436)	-	(60,881)
Other income (expense)	-	(2,482)	-	(2,482)
Total other income (expense)	(131,312)	(139,918)	(397,801)	(469,068)

Net loss before provision for income tax	(222,444)	(292,109)	(493,524)	(554,312)
Provision for income tax expense	-	-	-	-

Net loss	(222,444)	(292,109)	(493,524)	(554,312)

Net income (loss) attributable to non-controlling interest
	65,920	(44,365)	65,920	40,321

Net loss attributable to All-American SportPark, Inc.	$(288,364)	$(247,744)	$(559,444)	$(594,3122)

Net loss per share - basic and fully diluted
	$(0.06)	$(0.06)	$(0.12)	$(0.12)
Weighted average number of common shares outstanding - basic and fully diluted

	4,624,123	4,522,123	4,579,288	4,522,123

The accompanying notes are an integral part of these consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities

Net loss	$(493,524)	$(554,312)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization expense	84,504	81,525
Gain on disposal of property and equipment	-	60,881
Stock-based compensation	6,800
Amortization of prepaid stock-based compensation	1,943	-
Changes in operating assets and liabilities:		-
Accounts receivable	3,647	2,639
Prepaid expenses and other current assets	562	10,814
Cash issued in excess of available funds	(2,400)	(22,557)
Accounts payable and accrued expenses	17,887	148,424
Deferred revenue	150,000	-
Deferred rent liability	(32,836)	2,467
Accrued interest payable - related party	316,706	320,500
Net cash provided by operating activities	53,289	50,381

Cash flows from investing activities
Proceeds from sale on property and equipment	-	-
Purchase of property and equipment	(26,361)	(48,671)
Net cash used in investing activities	(26,361)	(48,671)

Cash flows from financing activities
Proceeds from related parties	124,398	(69,336)
Payment on capital lease obligation	(25,928)	(22,908)
Proceeds from note payable – related parties	-	95,001
Payments on notes payable – related party	(114,670)	-
Net cash (used in) provided by financing activities	(16,200)	2,757

Net increase in cash	10,728	4,467
Cash - beginning	5,500	1,900
Cash - ending	$16,228	$6,367

Supplemental disclosures:
Interest paid	$1,242	$-
Income taxes paid	$-	-

Supplemental disclosure of non-cash investing activities
Cash payment for equipment in prior year	$-	$90,000

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

Note 2 – Going concern

As of September 30, 2013, we had an accumulated deficit of $26,437,308.  In addition, the Company’s current liabilities exceed its current assets by $11,524,122 as of September 30, 2013. These conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate.  It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Recent accounting Policies

In April 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-07,  Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.  The ASU requires entities to prepare its financial statements using he liquidation basis of accounting when liquidation is imminent.  The Company adopted this ASU in the period ended September 30, 2013, without significant impact to financial condition, results of operations, cash flows, or disclosures to its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rat (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU permits the Fed Funds Effective Swap Rate or Overnight Index Swap Rate (OIS) to be used as a U. S. benchmark interest rate for hedge accounting purposes in addition to interest rate on U.S. Treasury obligations (UST) and London Interbank Offered Rate (LIBOR).  The ASU is effective prospectively for qualifying hedging relationships entered into on or after July 17, 2013.  Since the Company does not currently engage in these types of relationships, the Company does not anticipate significant impact to financial condition, results of operations, cash flows, or disclosures to its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (NOL) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU’s objective is to eliminate diversity in practice of treating of unrecognized tax benefit when NOL exists as either a reduction to a deferred tax asset or as a liability.  The ASU clarifies that the unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to the deferred tax asset for a NOL carrryforward, a similar tax loss, or a tax credit forward with an exception.  The exception is to the extent a NOL carryforward, a similar tax loss, or a tax credit forward is not available at the reporting date under the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized  tax benefit should instead be presented as a liability.  This ASU is effective for fiscal year, and interim periods, beginning after December 15, 2013.  The Company is currently evaluating the impact if any of adoption of this ASU on financial condition, results of operations, cash flows, and disclosures to its consolidated financial statements.

The Company believes there are no additional new accounting pronouncements adopted but not yet effective that is relevant to the readers of our financial statements.

Note 4 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At September 30, 2013, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary”

in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.  As of September 30, 2013, St. Andrews Golf Shop, our minority interest partner and a related party held a $414,303 interest in the net asset value of our subsidiary AAGC and a $65,920 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $26,058 and $63,459 for the nine months ended September 30, 2013 and 2012, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,551,241 and $1,416,843 as of September 30, 2013 and December 31, 2012, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both the Company’s President and his brother have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the first nine months of 2013 and 2012 were $260,000 and $162,500, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of September 30, 2013, and December 31, 2012, respectively:

	2013	2012
Various notes payable to the Paradise Store bearing 10% per annum and due on demand	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand	714,177	743,846

Various notes payable to the District Store, bearing 10% per annum and due on demand	-	85,000

Note payable to BE, III bearing 10% per annum and due on demand	200,500	200,500

Total	$4,214,826	$4,329,495

All maturities of related party notes payable and the related accrued interest payable as of September 30, 2013 are due and payable upon demand. At September 30, 2013, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of September 30, 2013 and December 31, 2012, accrued interest payable - related parties related to the notes payable – related parties totaled $5,295,041 and $4,978,335 respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2012 with a 5% increase for each of two 5-year options to extend in July 2012 and July 2017. For the nine months ending September 30, 2013 and 2012, the Company recognized rental income totaling $122,850 and $119,070, respectively.

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

At September 30, 2013, minimum future lease payments under non-cancelable operating leases are as follows:

2013	$397,380
2014	529,840
2015	529,840
2016	529,840
Thereafter	3,311,505

$5,298,405

Total rent expense for this operating lease was $397,380 and $363,722 for the nine months ended September 30, 2013 and 2012.

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

The following is a schedule by year of future minimum payments required under these lease agreements.

2013	$9,618
2014	6,767
Total payments	16,385
Less interest	(664)
Total principal	15,721
Less current portion	(15,721)
Long-term portion	$0

Accumulated depreciation for the capital leases as of September 30, 2013 and December 31, 2012 was $103,238 and $56,880, respectively.

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

The Agreement provides that TMaG will install a performance lab at AAGC’s facility, as well as many other upgrades.  Currently the golf center, now called TaylorMade Golf Experience is under construction for a comprehensive remodel including the entire golf shop, activities area/golf check-in and restaurant area.

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

Note 7 – Stockholders' deficit

Preferred stock

As of September 30, 2013, we had no preferred shares issued and outstanding.

Common stock

As of September 30, 2013, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

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

The Agreement provides that TMaG will install a performance lab at AAGC’s facility, as well as many other upgrades.  Currently the golf center, now called TaylorMade Golf Experience is under construction for a comprehensive remodel including the entire golf shop, activities area/golf check-in and restaurant area.

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

Because of the remodeling construction that commenced on July 22, 2013 on the facility and an adjustment of space that will belong to the restaurant, the restaurant lease was amended to provide a rebate of $2,000 a month towards their rent to help with any loss of business due to construction.  Once construction is complete, the restaurant will receive a $1,000 rebate per month towards their rent to compensate for a loss of space to their business.

Results of Operations for the three months ended September 30, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

INCOME:

	For the three months ended September 30,		Increase (Decrease)
	2013	2012	$	%

Revenue	$454,412	$435,968	$18,444	4.23%
Revenue – Related Party	40,951	40,446	505	1.25%
Cost of Sales	169,581	194,662	(25,081)	(12.88)%

Gross Profit	$325,782	$281,752	$44,030	15.63%

Gross Profit Percentage of Sales	65.77%	59.14%

Revenue

Our revenue for the three months ended September 30, 2013 was $454,412 compared to $435,968 in the three months ended September 30, 2012, an increase of $18,444, or 4.23%.  The increase in revenues was related to the new special events program we started in March 2013 which offers group events to take place at our facility with special group pricing.

Revenue-Related Party for the three months ended September 30, 2013 was $40,951, compared to $40,446 in 2012, an increase of $505 or 1.25%. Revenue – Related Party increased slightly as rent increased in July of 2012.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the three months ended September 30, 2013 was $169,581, a decrease of $25,081 or 12.88% from $194,662 for the three month period ended September 30, 2012.  The decrease is associated to a lower overall payroll due to the remodeling taking place in our facility.  This remodeling has us operating our store and activities counter for the golf center out of a tent.  Because of the “close quarters” inside the tent, we have been able to decrease our staffing.

Gross profit as a percentage of sales decreased to 65.77%, for the three months ended September 30, 2013.  Gross profit as a percentage of sales was 59.14% for the three months ended September 30, 2012.  This increase is due to the factors discussed above.

EXPENSES:

	For the Three Months Ending September 30,		Increase (Decrease)

	2013	2012	$	%
	Amount	Amount
Expenses:
General and administrative expense	$388,406	$408,331	(19,925)	(4.88)%
Depreciation and amortization	28,508	25,612	2,896	11.31%
Total expenses	416,914	433,943	(17,029)	(3.92)%

Net operating income	(91,132)	(152,191)	61,059	40.12%

Other income (expenses)
Interest expense	(131,312)	(135,000)	3,688	2.73%
Gain on property and equipment	-	(2,436)	2,436	100%
Other income (expense)	-	(2,482)	2,482	100%
Total other income (expense)	(131,312)	(139,918)	8,606	6.15%

Net (loss) before provision for income tax	(222,444)	(292,109)	69,665	23.85%

Provision for income tax expense	-	-	-	-

Net (loss)	(222,444)	(292,109)	69,665	--

Net income (loss) attributable to non-controlling interest	65,920	(44,365)	110,285	248.59%

Net (loss) attributable to All-American Sportpark, Inc.	$(288,364)	$(247,744)	(40,620)	(16.40)%

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $388,406, a decrease of $19,925 or 4.88%, from $408,331 for the three months ended September 30, 2012.  Expenses were down during this period because we have upgraded several of our landscape maintenance items and the upkeep and repairs are costing the Company less as a result.

Depreciation and amortization expenses for the three months ended September 30, 2013 were $28,508 an increase of $2,896, or 11.31% from $25,612 for the three months ended September 30, 2012.  As we have purchased equipment and other fixed assets, our depreciation expense increases.

Total Expenses

Our overall operating expenses decreased to $416,914 for the three months ended September 30, 2013 as compared to $433,943 for the three months ended September 30, 2012.  The decrease in total expenses was $17,029 or 3.92%.  This is due to an upgrade to several of our landscape maintenance items and the upkeep and repairs are costing the Company less as a result.

Net Loss from Operations

We had net loss from operations of $91,132 for the three months ended September 30, 2013 as compared to net loss from operations of $152,191 for the three months ended September 30, 2012 a decrease of $61,059 or 40.12%.  The decrease in net loss from operations was due to a slight increase in revenue, as well as a slight decrease in expenses due to landscape equipment upgrade.

Interest Expense

Our interest expense decreased by 2.73% or $3,688 from $135,000 for the three months ended September 30, 2012 to $131,312 for the three months ended September 30, 2013.  Interest expense decreased due to the payment of related party note payable last quarter.

Net Loss

The net loss before non-controlling interest for the three months ended September 30, 2013 was $222,444 as compared to $292,109 for the same period in 2012. The decrease of $69,665 or 23.85% is due to a decrease in expenses, increase in revenue and decrease in other expenses.

The net loss attributable to non-controlling interest for the second quarter of 2013 was $65,920 as compared to $44,365 for the same period in 2012.  That resulted in net loss attributable to All-American Sport Park of $288,364 for 2013 as compared to $247,744 for 2012 an increase of $40,620 or 16.40%.

Results of Operations for the nine months ended September 30, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

INCOME:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%

Revenue	$1,531,550	$1,571,626	$(40,076)	(2.55)%
Revenue – Related Party	122,850	119,070	3,780	3.17%
Cost of Sales	539,477	573,350	(33,873)	(5.91)%

Gross Profit	$1,114,93	$1,117,346	$(2,423)	(0.22)%

Gross Profit Percentage of Sales	67.39%	66.09%

Revenue

Our revenue for the nine months ended September 30, 2013 was $1,531,550 compared to $1,571,626 in the nine months ended June 30, 2012, a decrease of $40,076, or 2.55%.  The decrease in revenues was directly related to weather issues that Las Vegas has been experiencing the first half of this year, including a much colder than normal January and February, as well as an extremely hot end of May and first part of June.  Both of these issues kept golfers away from courses.

Revenue-Related Party for the nine months ended September 30, 2013 was $122,850, compared to $119,070 in 2012, an increase of $3,780 or 3.17%. Revenue – Related Party increased because of an increase in rent in July 2012.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the nine months ended September 30, 2013 was $539,477, a decrease of $33,873 or 5.91% from $573,350 for the nine month period ended September 30, 2012.  The decrease is related to the fact that no large expenditures were made in the first nine months of 2013 as compared to 2012.

Gross profit as a percentage of sales increased to 67.39%, for the nine months ended September 30, 2013.  Gross profit as a percentage of sales was 66.09% for the nine months ended September 30, 2012.  This decrease is due to the factors discussed above.

EXPENSES:

	For the Nine Months Ending September 30,		Increase (Decrease)

	2013	2012	$	%
	Amount	Amount
Expenses:
General and administrative expense	$1,126,142	$1,121,065	5,077	0.45%
Depreciation and amortization	84,504	81,525	2,979	3.65%
Total expenses	1,210,646	1,202,590	8,056	0.67%

Net operating (loss) income	(95,723)	(85,244)	(10,479)	(12.29)%

Other income (expenses)
Interest expense	(397,801)	(405,705)	7,904	1.95%
Gain on property and equipment	-	(60,881)	60,881	0%
Other income	-	(2,482)	2,482	0%
Total other income (expense)	(397,801)	(469,068)	71,267	15.19%
Net (loss) before provision for income tax	(493,524)	(554,312)	60,788	10.97%
Provision for income tax expense	-	-	-	-
Net loss	(493,524)	(554,312)	60,788	10.97%
Net income attributable to non-controlling interest	65,920	40,321	25,599	63.49%
Net loss attributable to All-American Sportpark, Inc.	$(559,444)	$(594,633)	35,189	5.92%

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $1,126,142, an increase of $5,077 or 0.45%, from $1,121,065 for the nine months ended September 30, 2012 due to equipment repairs that were needed in order for the grounds keeping staff to perform their duties during the first six months of the year.

Depreciation and amortization expenses for the nine months ended September 30, 2013 were $84,504, an increase of $2,979, or 3.65% from $81,525 for the nine months ended September 30, 2012.  Depreciation and amortization were virtually unchanged in 2013 from 2012.

Total Expenses

Our overall operating expenses increased to $1,210,646 for the nine months ended September 30, 2013 as compared to $1,202,590 for the nine months ended September 30, 2012.  The increase in total expenses was $8,056 or .067%. This was due to the equipment repairs necessary in order for the grounds keeping staff to perform their duties during the first six months of the year.

Net Loss from Operations

We had a net loss from operations of $95,723 for the nine months ended September 30, 2013 as compared to net loss of $85,244 for the nine months ended September 30, 2012 an increase of $10,479 or 12.29%.  The increased net loss from operations was directly related to weather issues that Las Vegas experienced during the first six months of the year, including a much colder than normal January and February, as well as an extremely hot end of May and first part of June.  These issues kept golfers away from golf courses.

Interest Expense

Our interest expense decreased by 1.95% or $7,904 from $405,705 for the nine months ended September 30, 2012 to $397,801 for the nine months ended September 30, 2013.  The slight decrease in interest expense has to do with the related party payments made in the second quarter, which decreased the overall interest.

Net Loss

The net loss before non-controlling interest for the nine months ended September 30, 2013 was $493,524 as compared to $554,312 for the same period in 2012. The decrease of $60,788 or 10.97% is attributed to the decreased expenses in the third quarter because of purchases made for grounds keeping/landscaping in the first half of 2013.

The net loss attributable to non-controlling interest for the first quarter of 2012 was $40,321 as compared to $65,920 for the same period in 2013.  That resulted in net loss attributable to All-American Sport Park of $559,444 for 2013 as compared to $594,633 for 2012 a decrease of $35,189 or 5.92%.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We have partnered with TaylorMade/adidas Golf Company ("TMaG") to create an updated facility with a new name and brand.  This is expected to help us in generating positive internal operating cash flow.

The following table summarizes our current assets, liabilities, and working capital at September 30, 2013 compared to December 31, 2012.

	September 30, 2013	December 31, 2012	Increase / (Decrease)
			$	%

Current Assets	$23,694	$17,175	$6,519	1.38%
Current Liabilities	11,547,816	11,125,294	422,522	1.04%
Working Capital Deficit	$11,524,122	$11,108,119

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

As of September 30, 2013, our cash balance was $16,228.  Our plan for satisfying our cash requirements for the next twelve months is to use the $200,000 received from TMaG in early April 2013 for working capital.  So long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.

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

Recent Accounting Developments

In April 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.  The ASU requires entities to prepare its financial statements using he liquidation basis of accounting when liquidation is imminent.  The Company adopted this ASU in the period ended September 30, 2013, without significant impact to financial condition, results of operations, cash flows, or disclosures to its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rat (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU permits the Fed Funds Effective Swap Rate or Overnight Index Swap Rate (OIS) to be used as a U. S. benchmark interest rate for hedge accounting purposes in addition to interest rate on U.S. Treasury obligations (UST) and London Interbank Offered Rate (LIBOR).  The ASU is effective prospectively for qualifying hedging relationships entered into on or after July 17, 2013.  Since the Company does not currently engage in these types of relationships, the Company does not anticipate significant impact to financial condition, results of operations, cash flows, or disclosures to its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (NOL) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU’s objective is to eliminate diversity in practice of treating of unrecognized tax benefit when NOL exists as either a reduction to a deferred tax asset or as a liability.  The ASU clarifies that the unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to the deferred tax asset for a NOL carrryforward, a similar tax loss, or a tax credit forward with an exception.  The exception is to the extent a NOL carryforward, a similar tax loss, or a tax credit forward is not available at the reporting date under the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should instead be presented as a liability.  This ASU is effective for fiscal year, and interim periods, beginning after December 15, 2013.  The Company is currently evaluating the impact if any of adoption of this ASU on financial condition, results of operations, cash flows, and disclosures to its consolidated financial statements.

The Company believes there are no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements.

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

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2013 that have not been reported in a Current Report on Form 8-K.

We did not repurchase any of our equity securities during the quarter ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 1, 2013, Vaso Boreta, a Director of the Company and a former Chairman and President of the Company, passed away.  The Board of Directors has not yet determined whether it will elect a new Director to fill the vacancy.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  November 12, 2013                                                              By:  /s/ Ronald Boreta

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