Form 10-K
period 2013-12-31
ALL AMERICAN SPORTPARK INC
filed 2014-03-31
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24970

ALL -AMERICAN SPORTPARK, INC.
(Exact name of registrant as specified in its charter)

Nevada 88-0203976

(State or other jurisdiction of incorporation or organization) (I. R. S. Employer Identification No.)

6730 South Las Vegas Boulevard Las Vegas, NV 89119

(Address of principal executive offices)

(702) 798-7777

(Registrant’s telephone number, including area code)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.¨Yes  xNo

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.¨Yes  xNo

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.xYes  ¨No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.x

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).xYes  ¨No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨

Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).¨Yes   xNo

     As of June 28, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,793,000 based on the last sales price reported for the registrant’s Common Stock on the OTC Bulletin Board of $1.70 per share on such date

     The number of shares of Common Stock, $0.001 par value, outstanding on March 25, 2014 was 4,624,123 shares.

ii

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-K
	INDEX
		Page
		Number
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	6
ITEM 2.	PROPERTIES	6
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	MINE SAFETY DISCLOSURES	7
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA	8
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
		8
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	14
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	14

ITEM 9A.	CONTROLS AND PROCEDURES	14
ITEM 9B.	OTHER INFORMATION	15
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	16

ITEM 11.	EXECUTIVE COMPENSATION	17

iii

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

			20
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
			21
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES		24

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES		25

Report of Independent Registered Public Accounting Firm		F	-1
Consolidated Balance Sheets		F	-2
Consolidated Statements of Operations		F	-4
Consolidated Statement of Stockholders’ Deficit		F	-5
Consolidated Statements of Cash Flows		F	-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		F	-8

SIGNATURES

iv

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

The Company’s business began in 1974 when the Company’s former Chairman of the Board, Vaso Boreta opened a “Las Vegas Discount Golf and Tennis” retail store in Las Vegas, Nevada. This store subsequently began distributing catalogs and developing a mail order business for the sale of golf and tennis products. In 1984, the Company began to franchise the “Las Vegas Discount Golf & Tennis retail store concept and commenced the sale of franchises. As of February 26, 1997 when the franchise business was sold, the Company had 43 franchised stores in operation in 17 states and 2 foreign countries.

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

On July 12, 1996, the Company entered into a lease agreement covering approximately 65 acres of land in Las Vegas, Nevada, on which the Company developed its Callaway Golf Center and All-American SportPark, (“SportPark”) properties. The property is located on the world famous Las Vegas “Strip” at the corner of Las Vegas Boulevard and Sunset Road which is just south of McCarran International Airport and the Mandalay Bay and MGM Resorts. The property is also adjacent to the Interstate 215 beltway that encircles the entire Las Vegas valley. On 42 acres of the property is the golf center (now called the “TaylorMade Golf Experience”) that opened for business in October 1997. The remaining 23 acres was home to the discontinued SportPark that opened for business in October 1998 and was disposed of in May 2001. The lease for the golf center was for fifteen years with options to extend for two additional five-year terms. The first five year option to extend was exercised in 2012.

During June 1997, the Company and Callaway Golf Company (“Callaway”) formed All-American Golf LLC (“LLC”), a California limited liability company that was owned 80% by the Company and 20% by Callaway; the LLC owned and operated the golf center. In May 1998, the Company sold its 80% interest in LLC to Callaway. On December 31, 1998, the Company acquired substantially all the assets of LLC subject to certain liabilities that resulted in the Company owning 100% of the golf center.

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

The original Las Vegas Golf and Tennis store closed to the public in May of 2010. The owner, Vaso Boreta who had retired, passed away in October 2013.

On June 19, 2009, AAGC entered into a Customer Agreement with Callaway Golf Company ("Callaway") and Saint Andrews pursuant to which Callaway has agreed to make certain cash payments and other consideration to AAGC and Saint Andrews in exchange for an exclusive marketing arrangement for the golf center operated by AAGC. Callaway is a major golf equipment manufacturer and supplier.

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”). The Amendment provided that AAGC was to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternative retail branding partner. In the event that AAGC was successful in executing a written contract with an alternative retail branding partner, the Customer Agreement would terminate on June 30, 2013.

Pursuant to the terms of the Amendment, Callaway was not required to pay any marketing funds or other fees or expenses required under the Customer Agreement during the first two quarters of

2013. The Amendment also provided that Callaway could, at its option, continue to feature its products in a second position at the golf center after termination of the Customer Agreement, under certain terms and conditions.

On March 27, 2013, AAGC entered into a Golf Center Sponsorship Agreement (“Sponsorship Agreement”) with Taylor Made Golf Company, Inc., doing business as TaylorMade-adidas Golf Company (“TMaG”) pursuant to which the golf center operated by AAGC was to be rebranded using TaylorMade® and other TMaG trademarks.

As part of the Sponsorship Agreement, TMaG agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount. In addition AAGC received a payment of $200,000 upon execution of the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Sponsorship Agreement TMaG was to make additional payments to AAGC on each of March 26, 2014 and March 26, 2015. In March 2014, AAGC received the second payment in the amount of $150,000.

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.

The Sponsorship Agreement includes provisions concerning the display of TMaG merchandise, payment terms, retail sales targets and other related matters. Also, Saint Andrews Golf Shop, a tenant of AAGC which is owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company, will receive a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at the golf center. In addition, provided that the Las Vegas Golf and Tennis stores owned by Ronald Boreta and John Boreta maintain TMaG as their premier vendor at its locations, TMaG will pay such stores a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at those locations.

The initial term of the Sponsorship Agreement is for five years. AAGC and TMaG may mutually agree in writing to extend the Sponsorship Agreement for an additional four year period; provided that the option to renew the Agreement shall be determined by the parties not later than ninety (90) days prior to the end of the initial term and shall be consistent with the AAGC's lease on its golf center property.

The facility changed its name from “Callaway Golf Center” to “Las Vegas Golf Center” on July 1, 2013 and subsequently to “TaylorMade Golf Experience” in early November 2013.

TMaG began work on the new “TaylorMade Golf Experience” in September of 2013, which involved a complete remodel of the St. Andrews Golf Shop and the inside lobby of the TaylorMade Golf Experience. This included a small increase in space to add an indoor putting green and a consolidation of cash wraps (check out counters) to allow customers to make multiple purchases from St. Andrews Golf Shop and TaylorMade Golf Experience in a single transaction. During the remodel, the store and golf activities counter operated out of a tent on the property. We began operations in the newly remodeled area in December 2013 and the remodeling was completed in early 2014.

BUSINESS OF THE COMPANY

The Company currently operates a golf facility called the “TaylorMade Golf Experience” (“TMGE”), formerly called the “Callaway Golf Center” ™, on approximately forty-two (42) acres of land located on Las Vegas Boulevard in Las Vegas, Nevada. The TMGE opened to the public on October 1, 1997.

The TMGE is strategically positioned within a few miles of the largest hotels and casinos in the world. According to the Las Vegas Convention and Visitors Authority, Las Vegas had over 39.7 million visitors in 2012. There are over 150,481 hotel rooms in Las Vegas and, according to the Las Vegas Convention and Visitors Authority, nineteen of the top twenty-five largest hotels in the world are within five miles of the TMGE. They include the MGM Grand, Mandalay Bay, Luxor, Bellagio, Monte Carlo, and the City Center. The TMGE is also adjacent to McCarran International Airport, the 24 th busiest airport in the world with 40,799,830 in passenger traffic during 2012 according to the website “World Airport Codes”. The Las Vegas valley residential population is approximately 2 million.

The TMGE includes a two tiered, 110-station, driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens and island greens. Pro-line equipment and popular brand name TaylorMade golf balls are utilized throughout the TMGE. In addition to the driving range, the TMGE has a lighted, nine-hole, par three golf courses, named the “Divine Nine.” The golf course has been designed to be challenging, with golf cart paths and designated practice putting and chipping areas. At the entrance to the TMGE is a 20,000 square foot clubhouse which includes two advanced state of the art golf swing analyzing systems developed by TMaG, and two tenant operations: (a) the Saint Andrews Golf Shop featuring the latest in TaylorMade Adidas equipment and accessories, and (b) the Upper Deck Grill and Sports Lounge, which features an outdoor patio overlooking the golf course and driving range with the Las Vegas “Strip” in the background.

The Company subleases space in the clubhouse to Saint Andrews. Base rent was initially $13,104 per month through July 2012 with a 5% increase for each of the two 5-year options to extend in July 2012 and July 2017. Saint Andrews exercised its first option to extend the lease through July 2017. For the years ended December 31, 2013 and 2012, the Company recognized rental income totaling $163,800 and $160,020 respectively.

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

MARKETING

The marketing program for the TMGE has a two-fold focus. The first is on local residents and the second is on tourists. The emphasis on the tourist market has been increasing because of the close proximity that TMGE has to the Las Vegas hotels located on the strip. In 2012 the Company hired a staff member to work as our “Director of Business” whose primary function is to network with hotel guests, hotel concierges, VIP hosts and groups visiting Las Vegas in order to bring more business to our facility. That position was vacated in October of 2013 and we are currently looking for a replacement. The Company also has a taxi advertising program, advertising cards placed in hotel lobbies and rooms, and print media in local tourist publications. The TMGE's marketing efforts in the local resident market has principally relied on print media including the Las Vegas Review Journal, Seven Magazine and a taxicab publication. Also, the TMGE has implemented programs to attract more group events, clinics, and other special promotional events. A 30 ft. pylon sign with a reader board is located in front of the TMGE. The sign makes the general public aware of various programs, specials and information on events and other activities taking place within the TMGE. The TMGE has undertaken random surveys of its customers about how they heard about the TMGE. Over half of the customers stated that they came into the TMGE because they saw the sign.

The TMGE, which includes a nine-hole par 3 golf course, driving range, and clubhouse, is designed to provide a country club atmosphere for the general public.

The Company has handled its own local marketing and public relations planning and implementing strategic marketing for the facility that would best reach their target audience since 2012.

The TMGE uses social media, such as Facebook and Twitter, and also uses its own website to keep guests abreast on specific events and current pricing. The TMGE also utilizes email blasts to its customer base. All of these help to keep the name of the TMGE before its guests and potential guests creatively.

FIRST TEE PROGRAM

In March 2002, the TMGE became the official home in southern Nevada for the national First Tee program. The First Tee program is a national initiative started in November 1997 by the World Golf Foundation. First Tee is a program sponsored by the PGA Tour, the LPGA, the PGA of America, the United States Golf Association, and Augusta National Golf Club. The First Tee program was formed to eliminate access and affordability issues for children, especially economically disadvantaged children, to participate in the game of golf. In research conducted by the National Golf Foundation, it was noted that only two percent of children through age 17 ever try golf and only five percent of our nation’s golfers were minorities. The TMGE believes its participation in this program offers opportunities for greater public exposure.

COMPETITION

In the Las Vegas market, the Company has competition from other golf courses, family entertainment concerts, and entertainment provided by hotel/casinos. The Company’s management believes that the TMGE has a competitive advantage in the Las Vegas market because of its strategic location, product branding, alliances, and extent of facilities balanced with competitive pricing that is unlike any competitor in the market.

The Company’s competition includes other golf facilities within the Las Vegas area that provide a golf course and driving range combination and/or a night lighted golf course. Management believes that the TMGE is able to compete because it is unique in providing a branded partnership with TalorMade and giving the Las Vegas community one of the largest golf training facilities in the western United States. In addition, several Las Vegas hotel/casinos own their own golf courses that cater to high-roller/VIP tourists. The TMGE is able to compete against these facilities because it offers a competitively priced golf facility with close proximity to the Las Vegas “Strip” properties where a non-high-roller/VIP tourist can come to enjoy a Las Vegas golf experience.

EMPLOYEES

As of March 21, 2014, there were 3 full-time and 1 part-time employees at the Company’s executive offices, and 2 full-time and 24 part-time employees at the TMGE.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Company’s corporate offices are located inside the clubhouse building of the TMGE at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119. The TMGE property occupies approximately 42 acres of leased land described in ITEM 1 – DESCRIPTION OF BUSINESS, BUSINESS DEVELOPMENT. The golf center was opened October 1, 1997. The property is in good condition both structurally and in appearance.

The Company has two tenant operations. The first is the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses for its retail and office space. The initial monthly rent was $13,104. The lease was for an initial term of fifteen years through July 2012. The tenant had two options to extend for five years in July 2012 and July 2017 with a 5% rent increase for each extension. The tenant exercised its first five year option in July 2012.

The second tenant is the Upper Deck Grill and Sports Lounge that occupies approximately 3,000 square feet of restaurant space with an initial base rent of $4,000 per month which increases by 4% each year. The lease between the Company and The 305 Group, operators of Upper Deck

Grill and Sports Lounge, was signed on January 25, 2011 and the facility opened to the public in April of 2011. This lease is for a period of five years. An amendment to the lease was signed in August of 2013 giving the tenant rent relief during construction of the facility. This lowered their rent by $2,000 a month. Once construction was complete, the approximate square footage of the restaurant would decrease slightly, therefore a rent relief of $1,000 was applied to rent that was paid after construction was completed.

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

	HIGH	LOW
Year Ended December 31, 2013:
First Quarter	$0.17	$0.11
Second Quarter	$1.90	$0.15
Third Quarter	$3.05	$0.90
Fourth Quarter	$2.00	$0.71

Year Ended December 31, 2012:
First Quarter	$0.40	$0.22
Second Quarter	$0.22	$0.10
Third Quarter	$0.12	$0.11
Fourth Quarter	$0.30	$0.11

HOLDERS

The number of holders of record of the Company’s $.001 par value common stock as of March 11, 2014 was approximately 1,041. This does not include approximately 1,000 shareholders’ who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

There were no sales of unregistered securities during the fourth quarter of the year ended December 31, 2013.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company believes there was no new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of the Company’s financial statements.

OVERVIEW

Our operations consist of the management and operation of the TaylorMade Golf Experience (“TMGE”). The TMGE includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse, which includes two TaylorMade fitting bays; Saint Andrews Golf Shop carrying the latest golf products featuring TaylorMade and adidas Golf; and the Upper Deck Grill and Sports Lounge. TMGE has been listed as the number one driving range in America by Golf Digest Magazine several times, as recently as August 2010.

The TMGE has an ideal location at the end of the “Las Vegas strip” and near the international airport; however, much of the land immediately adjacent to the TMGE has not yet been developed.

The Town Square Mall, which opened in November of 2007, generates significant traffic in the area. The Town Square is a 1.5 million square foot super regional lifestyle center with a mix of retail, dining, and office space across the street from the TMGE. In addition, traffic from timeshare condominium and new casinos at the far south end of the strip has increased local and tourist business for the TMGE.

On June 19, 2009, the Company entered into a “Customer Agreement” with Callaway Golf Company (“Callaway”) and Saint Andrews Golf Shop, Ltd. (“Saint Andrews”) through our majority owned subsidiary AAGC pursuant to which Callaway agreed to make certain cash payments and other consideration to AAGC and Saint Andrews in exchange for an exclusive marketing arrangement for the Callaway Golf Center operated by AAGC. Callaway is a major golf equipment manufacturer and supplier. Saint Andrews subleases space at the Callaway Golf Center and operates a golf equipment store at the Callaway Golf Center.

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

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”). The effective date of the Amendment was January 20, 2013. The Amendment provided that AAGC was to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternate retail branding partner. In the event that AAGC was successful in executing a written contract with an alternative retail branding partner, the Customer Agreement was to terminate on June 30, 2013. In the event that an agreement with an alternative retailed branding partner was not entered into by June 30, 2013, the Customer Agreement was to terminate on that date but AAGC would have the right to continue to feature its products in a second position at the Callaway Golf Center after termination of Customer Agreement, under certain terms and conditions, which they have chosen to do.

On March 27, 2013, AAGC entered into a Golf Center Sponsorship Agreement with Taylor Made Golf Company, Inc., doing business as TaylorMade-Adidas Golf Company (“TMaG”)(the “Sponsorship Agreement”) pursuant to which the golf center operated by AAGC will be rebranded using TaylorMade® and other TMaG trademarks.

As part of the Sponsorship Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and two new performance bays up to a specified maximum amount. In addition, AAGC received a payment of $200,000 within a few days of signing the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Sponsorship Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015. The Company will recognize these payments as revenue on a straight-line basis over the term of the agreement.

The Sponsorship Agreement includes provisions concerning the display of TMaG merchandise, payment terms, retail sales targets and other related matters. Also, Saint Andrews Golf Shop, a tenant of AAGC which is owned by Ronald Boreta, the Company’s President, and John Boreta, a Director of the Company, will receive a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at the golf center. In addition, provided that the Las Vegas Golf and Tennis stores owned by Ronald Boreta and John Boreta maintain TMaG as its premier vendor at its locations, TMaG will pay such stores a quarterly rebate based on the wholesale price of the TMaG Merchandise purchased at those locations.

The initial term of the Sponsorship Agreement is for five years. AAGC and TMaG may mutually agree in writing to extend the Sponsorship Agreement for an additional four year period; provided that the option to renew the Sponsorship Agreement shall be determined by the parties not later than ninety (90) days prior to the end of the initial term and shall be consistent with the AAGC’s lease on its golf center property.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2013 VERSUS YEAR ENDING DECEMBER 31, 2012.

REVENUES

Revenues for 2013 decreased by $35,512 to $2,091,515 compared to $2,127,027 in 2012. Golf course green fees decreased to $518,852 in 2013 compared to $561,670 in 2012. Driving Range revenue decreased slightly for 2013 by $14,573 to $831,257 in 2012 compared to $845,830 in 2012. Both rounds of golf and driving range rounds were down in 2013 over 2012 due to the effects of the remodeling efforts and a general downturn in the popularity of golf nationwide. In an attempt to reverse this trend, we have advertised several special offers and have increased our efforts to attract special events. Rentals for golf carts and golf clubs increased slightly by $1,183 in 2013 to $307,141, as compared to $305,958 in 2012. Golf lesson revenues decreased by $30,611 for 2013 to $72,800 as compared to $103,411 for 2012. The decrease in golf lessons is due to the decrease in golf pros working at our facility.

COST OF REVENUES

Costs of revenues increased by $29,150 to $752,257 during 2013 as compared to $723,107 in 2012 this increase is due to an increase in other costs of goods sold, mainly comprised of miscellaneous golf supplies, which increased to $170,464 in 2013 as compared to $139,340 in 2012. This increase is due to overall increase in course and driving range upkeep like sod and sand purchase, equipment maintenance and range operating supplies.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs. These expenses decreased by $66,570 to $1,499,676 in 2013 from $1,566,246 in 2012. Our general and administrative expenses were down in 2013 as a result of decreases in: payroll expenses of $6,701, utilities of $42,211 and repairs and maintenance $5,933. Also, included in G&A expenses for 2012 was a $90,534 bad debt expense. The decrease in utilities is a direct result of the work performed last year on the water main, lake removal and increased use of desert landscaping. We also reduced staff in 2013 to help reduce payroll expenses.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2013, impairment on property and equipment was incurred for $96,026 due to the writing off of several old assets no longer in-service. In 2012, there was a loss on disposal of property and equipment of $60,057

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $2,652 in 2013 to $111,321 from $108,669 in 2012. The increase in depreciation had to do with an increase in the amount of fixed assets and the depreciation of those assets.

OTHER INCOME AND INTEREST EXPENSE

Interest expense decreased in 2013 by $10,523 to $529,922 from $540,445 in 2012 as a result of the debt payments on intercompany debt made in 2013.

NET LOSS

In 2013, the net loss (before non-controlling interest) was $897,687 as compared to net loss of $874,593 in 2012. This increase in net loss is primarily due to increased cost of revenues and increased other expense.

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

Nevertheless, management continues to seek out financing to help fund working capital needs of the Company. In this regard, management believes that additional borrowings against the TMGE could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company.

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

As of December 2013, the Company had a working capital deficit of $11,918,811 as compared to a working capital deficit of $11,108,119 in December 2012. The increase was due primarily to the continued accumulation of interest on the notes payable to related parties.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting were effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD

Ronald S. Boreta	51	President, Chief Executive Officer, Treasurer, Secretary and Director

Steven Miller	70	Director
Cara Corrigan	51	Director
John Boreta	53	Director

Ronald Boreta and John Boreta are brothers. There are no other family relationship between any of the Directors and Executive Officers of the Company.

Vaso Boreta, who had served as a Director of the Company for over twenty years, passed away in October 2013. The Board of Directors has not yet selected a person to fill the vacancy on the board.

William Kilmer, a former Board member, resigned from the Board effective in March 2013. The Board of Directors elected Steve Miller, Chief Executive Officer of Agassi Enterprises and Agassi Graf Holdings, to fill the vacancy created by Mr. Kilmer’s resignation.

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

Mr. Boreta devotes approximately 90% of his time to the business of the Company. Ronald S. Boreta was selected to be a Director of the Company because of his long experience with the Company and because he has served as its sole executive officer for many years. He has also served as an executive officer and director of another publicly-held company, Sports Entertainment Enterprises, Inc. (formerly named "CKX, Inc.").

STEVEN MILLER is the Chief Executive Officer of Agassi Enterprises and Agassi Graf Holdings since January 2009. He is responsible for the leadership and operation of two for-profit entities. He is responsible for the coordination of business ventures, strategies and personnel evaluations, as well as managing and representing the Agassi Graf Lifestyle brand. Since January 2008, Mr. Miller has also served as CEO of the Andre Agassi Foundation for Education. In that capacity, he is responsible for the leadership and operation of the Foundation enterprise, and managing the financial portfolio. From May 2008 to April 2010, Mr. Miller was the CEO of Power Plate International, and Executive Chairman of the Board of Directors. He previously served as a senior analyst and adjunct professor at the University of Oregon’s Warsaw Sports Marketing Center; President of Devine Sports in Chicago; and President and CEO of the Professional Bowlers Association in Seattle.

Agassi ASI Group, LLC and Investment AKA, LLC currently hold approximately 35% of the Company's outstanding common stock. Both of these are limited liability companies whose members include Andre K. Agassi. The election of Mr. Miller to the Board of Directors may be considered to be a result of the relationship of Mr. Miller to Andre Agassi.

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

JOHN BORETA was elected to the Board during the third quarter of 2012. John has served as General Manager of the golf center (now named the “TaylorMade Golf Experience”) since its inception in 1997. He is involved in all aspects of the day to day operation of the facility. John moved to Las Vegas in 1981 to work in the family golf business, Las Vegas Golf and Tennis. He was involved in the daily store operations as a retail sales manager, as well as mail-order sales supervisor. He was promoted to store manager for a store that exceeded $10 million in sales annually. In addition to his involvement with TaylorMade Golf Experience, he is co-owner of three golf retail stores in Las Vegas, including the Saint Andrews Golf Shop which is a tenant at the golf center, with his brother, Ronald S. Boreta.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2011, 2012 and 2013 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME						ALL OTHER
AND				STOCK	OPTION	COMPEN-
PRINCIPAL		SALARY	BONUS	AWARDS	AWARDS	SATION	TOTAL
POSITION	YEAR	($)	($)(1)	($)	($)	($)(2)	($)

Ronald S. Boreta, President	2011	$120,000	$25,000	--	--	$29,992	$179,992
	2012	$120,000	$1,798	--	--	$32,511	$154,306
	2013	$120,000	$0	--	--	$30,009	$150,009

_________________________

(1) Beginning in 2010, Ronald S. Boreta received payment related to bonuses aggregating $31,798 which he earned over ten years ago, but were never paid. He was paid $5,000 in 2010 and $25,000 in 2011 and $1,798 in 2012 to complete the balance due.

(2) Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use. For 2011, these amounts were an auto and related auto expense, monthly membership due and club membership with auto expenses totaling $19,037, membership dues were $408 and club membership was $10,547. For 2012, these amounts were an auto and related auto expenses, monthly membership due and club membership with auto expenses totaling $20,132, membership dues were $662 and club membership was $11,717. In 2013, these amounts were auto expenses $18,884 and membership dues, monthly membership dues totaling $405 and club membership was $10,721.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2013.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. During 2011 and 2012, no compensation was paid to the Company's directors for their services in that capacity. In 2013 compensation of 34,000 shares of stock was granted to Vaso Boreta for his prior service as a director.

Steve Miller was granted 34,000 shares of stock in connection with his election to the Board of Directors. This stock is subject to a restricted stock agreement and will vest in full on May 24, 2015.

Cara Corrigan is an employee of the Company and receives an annual salary of $73,000 as its Corporate Controller.

John Boreta is an employee of the Company's subsidiary and receives an annual salary of $75,000 as the General Manager of the TaylorMade Golf Experience.

EMPLOYMENT AGREEMENT

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he received a base salary that was increased to $120,000 beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2012, but he continues to be employed by the Company on the same basis. Ronald S. Boreta receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage which totals $962 a month. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 19, 2014 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
			PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNERS

Ronald S. Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	650,484	(1)	14.07%

ASI Group, LLC Investment AKA, LLC c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	1,589,167	(4)	34.37%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	511,890	(2)	11.07%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784	(3)	7.80%

Steve Miller 3883 Howard Hughes Pkwy. , 8th Fl. Las Vegas, NV 89169	34,000	(5)	0.07%

Cara Corrigan 6730 Las Vegas Blvd. South Las Vegas, NV 89119	34,000	(5)	0.07%

All Directors and Executive Officers as a Group (4 persons)	1,230,374	(6)	26.61%

(1) Includes 402,229 shares held directly and 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.

(2) Includes 403,168 shares held directly and 108,704 shares, which represents John Boreta's share of the Common Stock held by Boreta Enterprises Ltd.

(3) Direct ownership of shares held by Boreta Enterprises Ltd., a limited liability company owned by Vaso, Ronald, and John Boreta. Boreta Enterprises Ltd. Percentage ownership is as follows:

Ronald S. Boreta	68.81%
John Boreta	30.13%
Estate of Vaso Boreta	1.06%

(4) ASI Group LLC and Investment AKA, LLC are both Nevada limited liability company’s whose members include Andre K. Agassi.

(5) All shares are owned directly.

(6) Includes shares beneficially held by the four named Directors and Executive Officers.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2013, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company’s employees have provided administrative/accounting support for three golf retail stores: one named Saint Andrews Golf Shop ("Saint Andrews") and the other two named Las Vegas Golf and Tennis ("District Store" and “Westside Store”), owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company. The Saint Andrews store is the retail tenant in the TMGE.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $35,081 and $80,806 for the years ended December 31, 2013 and 2012, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties. Due to some staffing and work-load changes, the allocation has decreased for 2013.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,539,045 and $1,416,842 as of December 31, 2013 and 2012, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

In 2012 the Company wrote off debt of $90,534 owed to it by St. Andrews Forum Shop, Ltd. (the “Forum Shop”). The Forum Shop was owned by Ronald Boreta and John Boreta and operated a golf equipment store located inside the Forum Shops at Caesar’s Palace. That store closed in October 2010. The future of the Forum Shop was not finally determined until 2012, when the debt was written off.

Lease to Saint Andrews

The Company has two tenant operations. One of them is for the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses. Saint Andrews is owned by Ronald Boreta and John Boreta. The initial monthly rent was $13,104. The lease was for an initial term of fifteen years through July 2012. Saint Andrews had two options to extend for five years in July 2012 and July 2017 with a 5% rent increase for each extension. Saint Andrews exercised its first five year option in July 2012.

For the years ended December 31, 2013 and 2012, the Company recognized rental income totaling $163,800 and $160,020 from Saint Andrews.

Notes to Related Parties

The Company has various notes and interest payable to the following entities as of December 31, 2013 and 2012:

	2013	2012
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)
	$3,200,149	$3,200,149
Note payable to BE Holdings 1, LLC, bearing 10% per annum and due on demand (2)
	100,000	100,000
Various notes payable to SAGS, bearing 10% per annum and due on demand (3)
	833,846	743,846
Various notes payable to the District Store, bearing 10% per annum and due on demand (4)
	0	85,000
Notes payable to Ronald Boreta and John Boreta, bearing 10% per annum and due on demand (5)
	75,000	0
Note payable to BE III, LLC, bearing 10% Per annum and due on demand (6)
	200,500	200,500
TOTAL	$4,409,495	$4,329,495

1)	Vaso Boreta is the former Company's Chairman of the Board who passed away in October 2013.
2)	BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The District Store is owned by Ronald Boreta and John Boreta
5)	The Notes are in the principal amount of $37,500 each.
6)	BE III, LLC is owned by Ronald Boreta and John Boreta.

As of December 31, 2013 and 2012, accrued interest payable - related parties related to the notes payable – related parties totaled $5,400,781 and $4,978,335, respectively.

The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

Other Transactions

John Boreta, who became a Director of the Company in 2012, has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continues to be employed on the same basis. During 2013, John Boreta received compensation of $81,000 for his services in that capacity, which includes an auto allowance. of $6,000. He also received medical compensation of $11,544 for 2013.The Company’s Board of Directors believes that the terms of the above transactions were on terms no less favorable to the Company than if they transactions were with unrelated third parties.

Vaso Boreta, longtime Chairman of the Board and father of Ronald and John Boreta, President and Board of Directors of the Company respectively, resigned as Chairman of the Board in April of 2013. He subsequently passed away in October of 2013.

Director Independence

The Company has determined that Steve Miller is an independent director as defined under the rules used by the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2013 and 2012 by LL Bradford for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by LL Bradford for tax compliance and tax advice for the fiscal years ended December 31, 2013 and 2012, were $5,000 during each year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER DESCRIPTION		LOCATION
2	Agreement for the Purchase and Sale	Incorporated by reference to Exhibit 10 to
	of Assets, as amended	the Registrant’s Current Report on Form 8-
K dated February 26, 1997

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to
the Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

3.2	Certificate of Amendment	Incorporated by reference to Exhibit 3.2 to
	to Articles of Incorporation	the Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to
the Registrant’s Form SB-2 Registration
Statement (No. 33-08424)

3.4	Certificate of Amendment	Incorporated by reference to Exhibit 3.4 to
	Articles of Incorporation	the Registrant’s Annual report on Form 10-
	Series A Convertible Preferred	KSB for the year ended December 31, 1998

3.5	Certificate of Designation	Incorporated by reference to Exhibit 3.5 to
	Series B Convertible Preferred	the Registrant’s Annual Report on Form 10-
KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to	Incorporated by reference to Exhibit 3.6 to
	Articles of Incorporation -	the Registrant’s Annual Report on Form 10-
	Name change	KSB for the year ended December 31, 1998

10.1	Employment Agreement	Incorporated by reference to Exhibit 10.1 to
	With Ronald S. Boreta	the Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

10.2	Promissory Note to Vaso Boreta	Incorporated by reference to Exhibit 10.11 to
the Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

10.3	Lease Agreement between Urban	Incorporated by reference to Exhibit 10.17 to
	Land of Nevada and All-American	the Registrant’s Form SB-2 Registration
	Golf Center, LLC	Statement (No. 33-84024)

10.4	Operating Agreement for All-	Incorporated by reference to Exhibit 10.18 to
	American Golf, LLC, a limited	the Registrant’s Form SB-2 Registration
	liability company	Statement (No. 33-84024)

10.5	Promissory Note to Saint Andrews	Incorporated by reference to Exhibit 10.10 to
	Golf, Ltd.	the Registrant’s Annual Report on Form-KSB
for the year ended December 31, 2005

10.6	Promissory Note to BE Holdings I,	Incorporated by reference to Exhibit 10.11 to
	LLC	the Registrant’s Annual Report on Form 10-
KSB for the year ended December 31, 2005

10.7	Promissory Notes to Saint Andrews	Incorporated by reference to Exhibit 10.11 to the
	Golf Shop Ltd. and BE District,	Registrant’s Annual Report on Form 10-KSB
	LLC during 2007	for the year ended December 31, 2007

10.8	Settlement Agreement with Urban	Incorporated by reference to Exhibit 10.11 to
	Land of Nevada, Inc.	the Registrant’s Quarterly Report on Form 10-
Q for the quarter ended September 31, 2008

10.9	Customer Agreement among All-	Incorporated by reference to Exhibit 10.1 to
	American SportPark, Inc. ; All-	the Registrant's Report on Form 8-K filed
	American Golf Center, Inc. ; Saint	on June 19, 2009
Andrews Golf Shop, Ltd. ;
and Callaway Golf Company dated
June 19, 2009

10.10	Stock Transfer Agreement among	Incorporated by reference to Exhibit 10.2 to
	All-American SportPark, Inc. ; Saint	the Registrant's Report on Form 8-K filed
	Andrews Golf Shop, Ltd. and All-	on June 19, 2009
American Golf Center, Inc. dated
June 15, 2009

10.11	Employment Agreement between	Incorporated by reference to Exhibit 10.3 to
	John Boreta and All-American Golf	the Registrant's Report on Form 8-K filed
	Center, Inc. dated June 19, 2009	on June 19, 2009

10.12	Addendum No. 2 to Employment	Incorporated by reference to Exhibit 10.4 to
	Agreement between Ronald Boreta	the Registrant's Report on Form 8-K filed
	and All-American SportPark, Inc.	on June 19, 2009
dated June 15, 2009.

10.13	Agreement with AKA Investments,	Incorporated by reference to Exhibit 10.1
	LLC dated September 23, 2009	to the Registrant’s Report on Form 8-K filed
on September 24, 2009.

10.14	First Amendment to Customer	Incorporated by reference to Exhibit 10.19
	Agreement with Callaway Golf	to the Registrant’s Report on Form 10-K for
	Company	the year ended December 31, 2012

10.15	Golf Center Sponsorship Agreement	Incorporated by reference Exhibit 10.2 to the
	with Taylor Made Golf Company,	Registrant’s Report on Form 10-Q for the
	Inc. *	quarter ended March 31, 2013

10.16	Promissory notes to Ron Boreta and	Filed herewith electronically
John Boreta dated December 18,
2013

14	Code of Ethics	Incorporated by reference to
Exhibit 14 to the Registrant’s
Annual Report on Form 10-KSB for
The year ended December 31, 2007

21	Subsidiaries of the	Incorporated by reference to Exhibit 21 to the
	Registrant	Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

31	Certification of Chief Executive	Filed herewith electronically
Officer and Principal Financial
Officer Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive	Filed herewith electronically
Officer and Principal Financial
Officer Pursuant to Section 18
U. S. C. Section 1350

* Confidential treatment has been granted as to a portion of this exhibit, which portion had been omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
All-American SportPark, Inc

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, current liabilities exceed current assets and the Company has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 31, 2014

Las Vegas, Nevada

ALL -AMERICAN SPORTPARK , INC .
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

Assets

Current assets:
Cash	$-	$5,500
Accounts receivable	961	5,942
Prepaid expenses and other current assets	3,671	5,733
Total current assets	4,632	17,175

Property and equipment, net of accumulated depreciation of $615,090 and $702,488, respectively
	663,569	669,441

Total Assets	$668,201	$686,616

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$20,756	$5,594
Accounts payable and accrued expenses	417,802	359,907
Current portion of deferred revenue	100,000	-
Current portion of notes payable - related parties	4,409,495	4,329,495
Current portion of due to related parties	1,539,045	1,416,843
Current portion of capital lease obligation	35,564	35,120
Accrued interest payable - related party	5,400,781	4,978,335
Total current liabilities	11,923,443	11,125,294

Long-term liabilities:
Long-term portion of capital lease
obligation	96,327	6,529
Deferred revenue	25,000	-
Deferred rent liability	647,999	691,780
Total long-term liabilities	769,326	698,309

Commitments and Contingencies

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively

	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,522,123 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively

	4,624	4,522
Prepaid equity-based compensation	(10,294)	-
Additional paid-in capital	14,408,270	14,387,972
Accumulated deficit	(26,744,979	(25,877,864)
Total All-American SportPark, Inc. stockholders’ deficit	(12,342,379)	(11,485,370)

Non-controlling interest in subsidiary	317,811	348,383
Total stockholder’s deficit	(12,024,568)	(11,136,987)

Total Liabilities and Stockholders' Deficit	$668,201	$686,616

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012

Revenue	$1,927,715	$1,967,007
Revenue – Related Party	163,800	160,020
Total Revenue	2,091,515	2,127,027

Cost of revenue	752,257	723,107

Gross profit	1,339,258	1,403,920

Expenses:
General & administrative	1,499,676	1,566,246
Depreciation and amortization	111,321	108,669
Total expenses	1,610,997	1,674,915

Loss from operations	(271,739)	(270,995)

Other income (expense)
Interest expense	(529,922)	(540,445)
(Loss) gain on property or equipment	(96,026)	(60,057)
Other expense	-	(3,096)
Total other expense	(625,948)	(603,598)

Net loss before provision for income tax	(897,687)	(874,593)
Provision for income tax expense	-	-
Net loss	(897,687)	(874,593)

Net income attributable to non-controlling interest	(30,572	26,791

Net loss attributable to All-American SportPark, Inc.	$(867,115)	$(901,384)
Weighted average number of common shares outstanding-basic and fully diluted
	4,622,123	4,522,123

Net loss per share – basic and fully diluted	$(0.20)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK , INC .

CONSOLIDATED STATEMENTS OF STOCKHOLDERS ’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Prepaid Equity Based Compensation	Additional Paid in Capital		Non- Controlling Interest
	Common Stock				Accumulated Deficit
	Shares	Amount					Total

Balance, December 31, 2011	4,522,123	$4,522	$-	$14,387,972	$(24,976,480)	$321,592	$(10,262,394)

Net Loss	-	$-	$-	$-	$(901,384)	$26,791	$(874,593)

Balance, December 31, 2012	4,522,123	$4,522	$-	$14,387,972	$(25,877,864)	$348,383	$(11,136,987)

Stock issued to board member	34,000	$34	$-	$6,766	$-	$-	$6,800

Prepaid equity based compensation issued to board member and employee
	68,000	$68	$(13,600)	$13,532	$-	$-	$-
Amortization of prepaid equity based compensation
	-	$-	$3,306	$-	$-	$-	$3,306

Net Loss	-	$-	$-	$-	$(867,115)	$(30,572)	$(897,687)

Balance, December 31, 2013	4,624,123	$4,624	$(10,294)	$14,408,270	$(26,744,979)	$317,811	$(12,024,568)

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(897,687)	$(874,593)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation expense	111,321	108,669
Loss on disposal of property and	96,026	60,057
equipment
Amortization of prepaid stock-based	10,106	-
compensation
Changes in operating assets and liabilities:
Accounts receivable	4,981	(3,135)
Prepaid expenses	2,062	11,739)
Cash in excess of available funds	15,162	(23,590)
Accounts payable and accrued	57,896	199,438)
expenses
Deferred revenue	125,000	-
Deferred rent liability	(43,781)	(7,655)

Accrued interest payable – related parties	422,446	427,487
Net cash used in operating activities	(96,468)	(101,583)

Cash flows from investing activities
Deposits on property and equipment	-	90,000
Purchase of property and equipment	(76,114)	(144,803)
Net cash used in investing activities	(76,114)	(54,803)

Cash flows from financing activities
Net proceeds from related parties	122,202	46,013
Payments on capital lease obligation	(35,120)	(31,028)
Proceeds from notes payable – relatedparties	215,000	145,001
Payments on notes payable	(135,000)	-
Net cash provided by financing activities	167,082	159,986

Net increase (decrease) in cash	(5,500)	3,600)
Cash – beginning	5,500	1,900
Cash – ending	$-	$5,500

Supplemental disclosures:
Interest paid	$1,242	$7,443

Income Taxes Paid	$-	$-

Supplemental disclosures of non-cash financing activities:

Assumption of capital lease obligation	$125,362	$6,529

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a. PRINCIPLES OF CONSOLDIATION

The consolidated financial statements of All-American SportPark, Inc. (“AASP”) include the accounts of AASP and its 51% owned subsidiary, All-American Golf Center, Inc. (“AAGC”), collectively the “Company”. All significant intercompany accounts and transactions have been eliminated. The Company’s business operations consists solely of the TaylorMade Golf Experience (“TMGE”) are included in AAGC.

b. BUSINESS ACTIVITIES

The TMGE includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, a 20,000 square foot clubhouse which includes two TaylorMade Golf fitting bays and two tenants: the Saint Andrews Golf Shop retail store, and Upper Deck Grill and Sports Lounge restaurant.

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

c. CONCENTRATIONS OF RISK

The Company has implemented various strategies to market the TMGE to Las Vegas tourists and local residents. Should attendance levels at the TMGE not meet expectations in the short-term, management believes existing cash balances would not be sufficient to fund operating expenses and debt service requirements for at least the next 12 months.

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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

e. ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $21,300 and $222,849 in 2013 and 2012, respectively. In 2012, our agreement with Callaway Golf Company was that the amount, up to $250,000 in advertising is then reimbursed by the Saint Andrews Golf Shop, per the Callaway Golf Agreement of 2010 leaving a net amount of $0 on the books for 2012.

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

i. IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In 2013 after a thorough review of all fixed assets, it was determined that several assets were no longer in use and were retired off the books providing a loss of $96,026. In 2012, there was a loss on disposal of property and equipment of $60,057.

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

At each of December 31, 2013 and 2012, the carrying amount of cash, accounts receivable, notes payable, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

l. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2013 and 2012.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 4,624,123 in 2013 and 4,522,123 in 2012, respectively.

m. RECENT ACCOUNTING POLICIES

The Company believes there was no new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of the Company’s financial statements.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2013, the Company had net loss of $897,687. As of December 31, 2013, the Company had a working capital deficit of $11,918,811 and a shareholders' equity deficiency of $12,024,568.

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

Nevertheless, management continues to seek out financing to help fund working capital needs of the Company. In this regard, management believes that additional borrowings against the TMGE could be arranged although there can be no assurance that the Company would be successful in securing such financing or with terms acceptable to the Company.

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

NOTE 4 . RELATED PARTY TRANSACTIONS

Due to related parties

The Company’s employees provide administrative/accounting support for (a) three golf retail stores, one of which is named Saint Andrews Golf Shop ("SAGS") and the others named Las

Vegas Golf and Tennis ("District Store") and Las Vegas Golf and Tennis (“Westside, 15 Store”), owned by the Company's President and his brother. The SAGS store is the retail tenant in the TMGE.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $35,081 and $80,806 for the years ended December 31, 2013 and 2012, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,539,045 and $1,416,803 as of December 31, 2013 and 2012, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

In 2012 the Company wrote off debt of $90,534 owed to it by St. Andrews Forum Shop, Ltd. (the “Forum Shop”). The Forum Shop was owned by Ronald Boreta and John Boreta and operated a golf equipment store located inside the Forum Shops at Caesar’s Palace. That store closed in October 2010. The future of the Forum Shop was not finally determined until 2012, when the debt was written off.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of December 31, 2013 and 2012:

	2013	2012
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)
	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, bearing 10% per annum and due on demand (2)
	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand (3)
	833,846	743,846

Various notes payable to the District Store, bearing 10% per annum and due on demand (4)
	0	85,000

Notes payable to Ronald Boreta and John Boreta, bearing 10% per annum and due on demand (5)
	75,000	0

Note payable to BE III, LLC, bearing 10% Per annum and due on demand (6)
	200,500	200,500

TOTAL	$4,409,495	$4,329,495

1)	Vaso Boreta is the former Company's Chairman of the Board who passed away in October 2013.
2)	BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The District Store is owned by Ronald Boreta and John Boreta
5)	The Notes are in the principal amount of $37,500 each.
6)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2013 are due and payable upon demand. At December 31, 2013, the Company has no loans or other obligations with restrictive debt or similar covenants.

On June 15, 2012, we entered into a “Stock Transfer Agreement” with Saint Andrews Golf Shop, Ltd. a Nevada limited liability company, which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on our outstanding loan due to Saint Andrews Golf Shop, Ltd. In March 2012, we engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $600,000.

Interest expense on related party notes totaled $529,922 and $427,486 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, accrued interest payable - related parties related to the notes payable – related parties totaled $5,400,781 and $4,978,335, respectively.

John Boreta, who became a Director of the Company in 2012, has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continues to be employed on the same basis. During 2013, John Boreta received compensation of $81,000 for his services in that capacity, which includes an auto allowance of $6,000. He also received medical compensation of $11,544. In 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he received a base salary that was increased to $120,000 beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2012, but he continues to be employed by the Company on the same basis. Ronald S. Boreta receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage which totals $962 a month. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

Lease to SAGS

The TMGE has two tenant operations. The first is the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years through July 2012. The tenant has two options to extend for five years in July 2012 and July 2017 with a 5% rent increase for each extension. The tenant extended their first option starting August 2012. For the years ended December 31, 2013 and 2012, the Company recognized rental income totaling $163,800 and $160,020 respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2013	2012

Furniture and Equipment	$34,172	$33,346
Other Leasehold Improvement	160,886	168,096
Signage	-	188,571
Building	252,445	252,866
Land Improvements	495,351	495,445
Landscape Equipment	52,057	32,497
Other	141,501	85,224
Leased Equipment	142,247	115,884

	1,278,659	1,371,929

Less: Accumulated Depreciation	(615,090)	(702,488)
	$663,569	$669,441

Depreciation expenses totaled $111,321and $108,669 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 . COMMITMENTS

Leases

The land underlying the TMGE is leased under an operating lease that expires in 2012 and has two five-year renewal options. In March 2006, the Company exercised the first of two options,

extending the lease to 2018. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The Company recognizes the minimum rental expense on a straight-line basis over the term of the lease, which includes the two five year renewal options.

At December 31, 2013, minimum future lease payments under non-cancelable operating leases are as follows:

2014	$529,840
2015	529,840
2016	529,840
2017	543,086
Thereafter	2,768,416

$4,901,024

Total rent expense for all operating leases were $538,626 for 2013 and $493,715 for 2012.

Customer Agreement

On June 19, 2009, AAGC entered into a Customer Agreement with Callaway Golf Company ("Callaway") and Saint Andrews pursuant to which Callaway has agreed to make certain cash payments and other consideration to AAGC and Saint Andrews in exchange for an exclusive marketing arrangement for the golf center operated by AAGC. Callaway is a major golf equipment manufacturer and supplier.

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”). The Amendment provided that AAGC was to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternative retail branding partner. In the event that AAGC was successful in executing a written contract with an alternative retail branding partner, the Customer Agreement would terminate on June 30, 2013.

Pursuant to the terms of the Amendment, Callaway was not required to pay any marketing funds or other fees or expenses required under the Customer Agreement during the first two quarters of 2013. The Amendment also provided that Callaway could, at its option, continue to feature its products in a second position at the golf center, of which they have chosen to do, after termination of the Customer Agreement, under certain terms and conditions.

Sponsorship Agreement

On March 27, 2013, AAGC entered into a Golf Center Sponsorship Agreement (“Sponsorship Agreement”) with Taylor Made Golf Company, Inc., doing business as TaylorMade-adidas Golf Company (“TMaG”) pursuant to which the golf center operated by AAGC was to be rebranded using TaylorMade® and other TMaG trademarks.

As part of the Sponsorship Agreement, TMaG agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount. In addition AAGC received a payment of $200,000 upon execution of the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Sponsorship Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.

The Sponsorship Agreement includes provisions concerning the display of TMaG merchandise, payment terms, retail sales targets and other related matters. Also, Saint Andrews Golf Shop, a tenant of AAGC which is owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company, will receive a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at the golf center. In addition, provided that the Las Vegas Golf and Tennis stores owned by Ronald Boreta and John Boreta maintain TMaG as their premier vendor at its locations, TMaG will pay such stores a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at those locations.

The initial term of the Sponsorship Agreement is for five years. AAGC and TMaG may mutually agree in writing to extend the Sponsorship Agreement for an additional four year period; provided that the option to renew the Agreement shall be determined by the parties not later than ninety (90) days prior to the end of the initial term and shall be consistent with the AAGC's lease on its golf center property.

NOTE 7. INCOME TAXES

Income tax expense (benefit) consists of the following:

	2013	2012
Current tax	$(64,814)	$(96,217)
Deferred tax	(247,378)	(208,121)
Valuation allowance	312,192	304,338
	$-	$-

	2013	2012
Deferred tax liabilities:
Temporary differences related to: Depreciation	(167,049)	(173,312)

Deferred tax assets:
Net operating loss carry forward	4,694,585	4,633,802
Related Party interest	1,836,267	1,692,634
Other	-	-

Net deferred tax asset before valuation allowance
	6,363,802	6,153,124
Valuation Allowance	(6,363,802)	(6,153,124)
	$-	$-

	2013	2012
Income tax at federal rate	35.00%	35.00%
Permanent differences	-35.00%	-35.00%

Effective income tax rate	0.00%	0.00%

As of December 31, 2013 and 2012, the Company has available for income tax purposes approximately $21.0 and $20.0 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry forwards expire in 2019 through 2032. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

CAPITAL STOCK

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

NOTE 9 . SUBSEQUENT EVENTS

In March 2014, the Company received the second payment of the Sponsorship agreement from TMaG.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: March 31, 2014	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta	President (Chief Executive	March 31, 2014
Ronald S. Boreta	Officer),Treasurer (Principal
Financial Officer) and Director

/s/ Steven Miller	Director	March 31, 2014
Steven Miller

/s/ Cara Corrigan	Director	March 31, 2014
Cara Corrigan

/s/ John Boreta	Director	March 31, 2014
John Boreta