Form 10-Q
period 2014-03-31
ALL AMERICAN SPORTPARK INC
filed 2014-05-14
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

      The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2014 was 4,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page Number

Part I:	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013
		1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)
		2

	Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
		3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II:	Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash	$36,637	$-
Accounts receivable	7,981	961
Prepaid expenses and other current assets	163,192	3,671
Total current assets	207,810	4,632

Property and equipment, net of accumulated depreciation of $643,296 and $615,091, as of March 31, 2014 and December 31, 2013, respectively

	669,800	663,569

Total Assets	$877,610	$668,201

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$-	$20,756
Accounts payable and accrued expenses	438,849	417,802
Current portion of deferred revenue	100,000	100,000
Current portion of notes payable - related parties	4,450,595	4,409,495
Current portion due to related parties	1,578,752	1,539,045
Current portion of capital lease obligation	34,214	35,564
Accrued interest payable - related party	5,507,907	5,400,781
Total current liabilities	12,110,317	11,923,443

Long-term liabilities:
Long-term portion of capital lease obligation	85,351	96,327
Deferred revenue	150,000	25,000
Deferred rent liability	637,054	647,999
Total long-term liabilities	872,405	769,326

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,522,123 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively

	4,624	4,624
Prepaid equity-based compensation	(8,878)	(10,294)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(26,886,988)	(26,744,979)
Total All-American SportPark, Inc. stockholders' deficit	(12,482,972)	(12,342,379)
Non-controlling interest in net assets of subsidiary	377,860	317,811
Total stockholders' deficit	(12,105,112)	(12,024,568)

Total Liabilities and Stockholders' Deficit	$877,610	$668,201

The accompanying notes are an integral part of these consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ending
	March 31,
	2014	2013

Revenue	$571,954	$484,501
Revenue - Related Party	40,950	40,950
Total Revenue	612,904	525,451

Cost of revenue	189,060	169,139

Gross profit	423,844	356,312

Expenses:
General and administrative expenses	344,055	353,966
Depreciation and amortization	28,205	27,590
Total expenses	372,260	381,556

Net operating income (loss)	51,584	(25,244)

Other income (expense):
Interest expense	(133,544)	(134,622)
Gain on property and equipment	-	-
Other income (expense)	-	-
Total other income (expense)	(133,544)	(134,622)

Net loss before provision for income tax	(81,960)	(159,866)
Provision for income tax expense	-	-

Net loss	(81,960)	(159,866)

Net income attributable to non-controlling interest
	60,049	26,501

Net loss attributable to All-American SportPark, Inc.	$(142,009)	$(186,367)

Net loss per share - basic and fully diluted
	$(0.03)	$(0.05)
Weighted average number of common shares outstanding - basic and fully diluted

	4,624,123	4,522,123

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities

Net loss	$(81,960)	$(159,866)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization expense	28,205	27,590
Gain on disposal of property and equipment	-	-
Stock-based compensation	1,416	-
Changes in operating assets and liabilities:		-
Accounts receivable	(7,020)	5,774
Prepaid expenses and other current assets	(159,521)	(209,607)
Cash issued in excess of available funds	(20,756)	(1,181)
Accounts payable and accrued expenses	(37,246)	21,926
Deferred revenue	125,000	200,000
Deferred rent liability	(10,945)	(10,945)
Accrued interest payable - related party	107,126	106,983
Net cash provided by (used in) operating activities	2,592	(63,178)

Cash flows from investing activities
Purchase of property and equipment	(34,436)	(17,938)
Net cash used in investing activities	(34,436)	(17,938)

Cash flows from financing activities
Proceeds from related parties	39,707	141,454
Payment on capital lease obligation	53,372	(8,374)
Proceeds from note payable – related parties	41,100	-
Net cash provided by financing activities	68,481	133,080

Net increase in cash	36,637	51,964
Cash - beginning	-	5,500
Cash - ending	$36,637	$57,464

Supplemental disclosures:
Interest paid	$1,673	$1,242
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for interim periods may not be indicative of annual results.

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

Note 2 – Going concern

As of March 31, 2014, we had an accumulated deficit of $26,886,988.  In addition, the Company’s current liabilities exceed its current assets by $11,902,507 as of March 31, 2014.

The Company’s management believes that its continuing operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As such, management plans on seeking other sources of funding including the restructuring of current debt as needed, which may include Company officers or directors and/or other related parties. In addition, management continues to analyze all operational and administrative costs of the Company and has made and will continue to make the necessary cost reductions as appropriate. The inability to build attendance to profitable levels beyond a 12-month period may require the Company to seek additional debt, restructure existing debt or equity financing to meet its obligations as they come due. There is no assurance that the Company would be successful in securing such debt or equity financing in amounts or with terms acceptable to the Company.

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

Note 4 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At March 31, 2014, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.  As of March 31, 2014, St. Andrews Golf Shop, our minority interest partner and a related party, held a $377,860 interest in the net asset value of our subsidiary AAGC and a $60,049 interest in the net income from operations of AAGC.

Note 5 – Related party transactions

Due to related parties

The Company’s employees provide administrative/accounting support for (a) three golf retail stores,  named Saint Andrews Golf Shop ("SAGS"), Las Vegas Golf and Tennis ("Boca Store") and Las Vegas Golf and Tennis Superstore (“Westside 15 Store”), owned by Ronald Boreta, the Company's President, and his brother, John Boreta, a Director of the Company. The SAGS store is the retail tenant in the TMGE.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $6,131 and $14,206 for the three months ended March 31, 2014 and 2013, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,578,752 and $1,539,045 as of March 31, 2014 and December 31, 2013, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the first three months of 2014 and 2013 were $24,375 and $15,000, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of March 31, 2014, and December 31, 2013, respectively:

	2014	2013
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand (2)	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand (3)	833,846	833,846

Notes payable to Ron and John Boreta personally (4)	75,000	75,000

Various short term notes payable to the Westside 15 Store, bearing 10% per annum and due on demand (5)	41,100	-

Note payable to BE, III bearing 10% per annum and due on demand (6)	200,500	200,500

Total	$4,450,595	$4,409,495

1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013.
2)	BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The Notes are in the principal amount of $37,500 each.
5)	The Westside 15 Store is owned by Ronald Boreta and John Boreta
6)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of March 31, 2014 are due and payable upon demand. At March 31, 2014, the Company has no loans or other obligations with restrictive debt or similar covenants.

On June 15, 2009, the Company entered into a “Stock Transfer Agreement” with St. Andrews Golf, Ltd. a Nevada limited liability company, which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder and now a Director of the Company.  Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on the Company’s outstanding loan due to St. Andrews Golf Shop, Ltd. In March 2009, the Company engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $ 600,000.

As of March 31, 2014 and December 31, 2013, accrued interest payable - related parties related to the notes payable – related parties totaled $5,507,907 and $5,400,781 respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the three months ending March 31, 2014 and 2013, the Company recognized rental income totaling $40,950 and $40,950, respectively.

Note 6 – Commitments

Lease agreements

The land underlying the TMGE is leased under an operating lease that was to initially expire in 2013 and had two five-year renewal options.  In March 2006, the Company exercised the first of two options, extending the lease to 2018.  Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues.  The Company recognizes the minimum rental expense on a straight-line basis over the term of the lease, which includes the two five year renewal options.

At March 31, 2014, minimum future lease payments under non-cancelable operating leases are as follows:

2014	$ 397,380
2015	529,840
2016	529,840
2017	397,380
Thereafter	2,914,123
$ 4,768,563

Total rent expense for this operating lease was $132,460 and $132,460 for the three months ended March 31, 2014 and 2013.

Capital Lease

The Company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 48 months in length and started on December 8, 2013.  The Company pays $2,887 a month in principal and interest expense related to the lease.

The Company entered into a capital lease for a new telephone system during the third quarter of 2011.  The lease is 36 months in length and started in July of 2011.  The Company pays $642 a month in principal and interest expense related to the lease.

The following is a schedule by year of future minimum payments required under these lease agreements.

2014	$28,280
2015	34,644
2016	34,644
2017	34,644
Total payments	132,212
Less interest	12,647
Total principal	119,565
Less current portion	34,214
Long-term portion	$85,351

Accumulated depreciation for the capital leases as of March 31, 2014 and December 31, 2013 was $23,775 and $14,070, respectively.

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

As part of the Sponsorship Agreement, TMaG agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount. In addition AAGC received a payment of $200,000 upon execution of the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Sponsorship Agreement TMaG is to make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.  Phase I of the remodeling of the golf center included the entire golf shop, activities area/golf check-in and restaurant area and was completed in the first quarter of 2014.  Phase II is expected to begin in the second or third quarter of 2014 and will involve remodeling the driving range area and additional construction in the golf shop.

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

Note 7 – Stockholders' deficit

Preferred stock

As of March 31, 2014, we had no preferred shares issued and outstanding.

Common stock

As of March 31, 2014, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

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

Note 8 – Subsequent Events

On April 3, 2014 the Company received the second payment form the TMaG agreement as disclosed in Note 6 – Commitments.

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

On March 9, 2013, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”).  The effective date of the Amendment was January 20, 2013.  The Amendment provided that AAGC was to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternate retail branding partner.  In the event that AAGC was successful in executing a written contract with an alternative retail branding partner, the Customer Agreement was to terminate on June 30, 2013.  In the event that an agreement with an alternative retailed branding partner was not entered into by June 30, 2013, the Customer Agreement was to terminate on that date but AAGC would have the right to continue to feature its products in a second position at the TaylorMade Golf Experience after termination of Customer Agreement, under certain terms and conditions.

On March 27, 2013, AAGC entered into a Golf Center Sponsorship Agreement with Taylor Made Golf Company, Inc., doing business as TaylorMade-Adidas Golf Company (“TMaG”) pursuant to which the golf center operated by AAGC will be rebranded using TaylorMade® and other TMaG trademarks.

As part of the Sponsorship Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount.  In addition, AAGC received a payment of $200,000 within a few days of signing the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.  The second payment in the amount of $100,000 was received on April 3, 2014.  The Company will recognize these payments as revenue on a straight-line basis over the term of the agreement.

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.  Phase I of the remodeling of the golf center included the entire golf shop, activities area/golf check-in and restaurant area and was completed in the first quarter of 2014.  Phase II is expected to begin in the second or third quarter of 2014 and will involve remodeling the driving range area and additional construction in the golf shop.

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

On January 25, 2011, The 305 Group leased the restaurant at the TaylorMade Golf Experience.  They renamed the restaurant The Upper Deck Grill and Sports Lounge.  The tenant remodeled the entire restaurant space and opened to the public on April 28, 2011. They offer fresh made foods for the restaurant and bar. In 2014 the restaurant was unable to make appropriate lease payments and the lease was terminated and a new lease was entered into effective March 1, 2014 that places the restaurant on a month to month lease at a rate of $3,320 a month plus percentage rent when certain sale amounts are reached.

Results of Operations for the three months ended March 31, 2014 and 2013 compared.

INCOME:

Revenue

Our revenue for the three months ended March 31, 2014 was $571,954 compared to $484,501 in the three months ended March 31, 2013, an increase of $87,453, or 18.05%.  The increase in revenues was related to the unseasonably warm weather that the Southwest experienced in the first three months of 2014.  In addition, our new branding sponsor created interest in our facility which resulted in increased sales during the first quarter of 2014.

Revenue-Related Party for the three months ended March 31, 2014 was $40,950, compared to $40,950 in 2013.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the three months ended March 31, 2014 was $189,060, an increase of $19,921 or 11.78% from $169,139 for the three month period ended March 31, 2013.  The increase was related to the increased level of business experienced during the first quarter of 2014.

Gross profit as a percentage of sales increased to 69.15%, for the three months ended March 31, 2014.  Gross profit as a percentage of sales was 67.81% for the three months ended March 31, 2013.  This increase is due to the factors discussed above along with $25,000 of income that was recognized related to the TaylorMade agreement.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 were $344,055, a decrease of $9,911 or 2.80%, from $353,966 for the three months ended March 31, 2013.  Expenses were down during this period -in all areas, which is attributed to management taking a look at all areas of expense and working more closely within their budgets.

Depreciation and amortization expenses for the three months ended March 31, 2014 were $28,205 an increase of $615, or 2.23% from $27,590 for the three months ended March 31, 2013.  This expense is virtually unchanged from the prior year.

Total Expenses

Our overall operating expenses decreased to $9,296 from $381,556 in 2013 to $372,260 for the three months ended March 31, 2014.  The decrease in total expenses was $9,296 or 2.44%.  This is due to management taking a look at all areas of expense and working more closely within their budgets.

Net Income (Loss) from Operations

We had net income from operations of $51,584 for the three months ended March 31, 2014 as compared to net loss from operations of $25,244 for the three months ended March 31, 2013 an increase of $76,828 or 304.34%.  The increase in net from operations was due to the increase in revenue from unseasonably warmer weather while keeping expenses down.

Interest Expense

Our interest expense decreased by 0.80% or $1,078 from $134,622 for the three months ended March 31, 2013 to $133,544 for the three months ended March 31, 2014.  There was only a marginal decrease in interest expense for the first quarter ended March 31, 2014.

Net Loss

The net loss before non-controlling interest for the three months ended March 31, 2014 was $81,960 as compared to $159,866 for the same period in 2013. The decrease of $77,906 or 51.27% is due to a decrease in expenses, an increase in revenue and a decrease in other expenses.

The net income attributable to non-controlling interest for the second quarter of 2014 was $60,049 as compared to $26,501 for the same period in 2013.  That resulted in net loss attributable to All-American Sport Park of $142,009 for 2014 as compared to $186,367 for 2013.

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

The following table summarizes our current assets, liabilities, and working capital at March 31, 2014 compared to December 31, 2013.

	March 31, 2014	December 31, 2013	Increase / (Decrease)
			$	%

Current Assets	$207,810	$4,632	$203,178	4386.40%
Current Liabilities	12,110,317	11,923,443	(190,167)	(1.59%)
Working Capital Deficit	$11,902,507	$11,918,811

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

As of March 31, 2014, our cash balance was $36,637.  Our plan for satisfying our cash requirements for the next twelve months is to use the $150,000 to be received from TMaG in early April 2014 for working capital.  So long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make an additional payment to AAGC on March 26, 2015.

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

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2014 that have not been reported in a Current Report on Form 8-K.

We did not repurchase any of our equity securities during the quarter ended March 31, 2014.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  May 14, 2014                                                                    By:   /s/ Ronald Boreta

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