Form 10-Q
period 2014-06-30
ALL AMERICAN SPORTPARK INC
filed 2014-08-06
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

     The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2014 was 4,624,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-Q
	INDEX
		Page
		Number
PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Operations for the ThreeMonths Ended June 30, 2014 June 30, 2014 and 2013 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended June 30, 2014 and 2013 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Changes in Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL -AMERICAN SPORT PARK , INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets

Current assets:
Cash	$30,829	$-
Accounts receivable	3,358	961
Prepaid expenses and other current assets	10,758	3,671
Total current assets	44,945	4,632

Property and equipment, net of accumulated depreciation of $672,355 and $614,734, as of June 30, 2014 and December 31, 2013, respectively
	659,864	663,569

Total Assets	$704,809	$668,201

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$7,264	$20,756
Accounts payable and accrued expenses	460,912	417,802
Current portion of deferred revenue	100,000	100,000
Current portion of notes payable - related parties	4,314,495	4,409,495
Current portion due to related parties	1,569,794	1,539,045
Current portion of capital lease obligation	27,795	35,564
Accrued interest payable - related party	5,614,549	5,400,781
Total current liabilities	12,094,809	11,923,443

Long-term liabilities:
Long-term portion of capital lease obligation	89,463	96,327
Deferred revenue	125,000	25,000
Deferred rent liability	626,109	647,999
Total long-term liabilities	840,572	769,326

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively
	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,522,123 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively

	4,624	4,624

Prepaid equity-based compensation	(7,460)	(10,294)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(27,047,017)	(26,744,979)
Total All-American SportPark, Inc. stockholders' deficit
	(12,641,583)	(12,342,379)
Non-controlling interest in net assets of subsidiary	411,011	317,811
Total stockholders' deficit	(12,230,572)	(12,024,568)

Total Liabilities and Stockholders' Deficit	$704,809	$668,201

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,

	2014	2013	2014	2013

Revenue	$555,689	$592,637	$1,102,644	$1,077,138
Revenue - Related Party	40,950	40,949	81,900	81,899
Total Revenue	596,639	633,586	1,184,544	1,159,037
Cost of revenue	175,467	200,757	364,527	369,896
Gross profit	421,172	432,829	820,017	789,141
Expenses:
General and administrative expenses	359,440	383,770	703,495	737,736
Depreciation and amortization	30,524	28,406	58,729	55,996
Total expenses	389,964	412,176	762,224	793,732
Net operating income (loss)	31,208	20,653	57,793	(4,591)
Other income (expense):
Interest expense	(133,087)	(131,867)	(266,631)	(266,489)
Other income (expense)	-	147	-	-
Total other expense	(133,087)	(131,720)	(266,631)	(266,489)
Net loss before provision for income tax	(101,879)	(111,067)	(208,838)	(271,080)
Provision for income tax expense	-	-	-	-
Net loss	(101,879)	(111,067)	(208,838)	(271,080)
Net income attributable to non-controlling interest
	33,151	48,340	93,200	74,841
Net loss attributable to All-American SportPark, Inc.
	$(160,029)	$(159,407)	$(302,038)	$(345,921)
Net loss per share - basic and fully diluted
	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Weighted average number of common shares outstanding - basic and fully diluted

	4,624,123,	4,564,716	4,624,123	4,543,537

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2014	2013
Cash flows from operating activities

Net loss	$(208,838)	$(271,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	58,729	55,996
Share based compensation	2,834	6,800
Amortization of prepaid stock-based
compensation	-	472
Changes in operating assets and liabilities:
Accounts receivable	(2,397)	5,774
Prepaid expenses and other	(7,087)	(3,189)
Cash issued in excess of available funds	(13,492)	(3,732)
Accounts payable and accrued expenses	43,110	5,153
Deferred revenue	100,000	175,000
Deferred rent liability	21,890	(21,891)
Accrued interest payable - related party	213,768	211,846
Net cash provided by operating activities	164,737	150,843

Cash flows from investing activities

Purchase of property and equipment	(55,024)	(19,560)
Net cash used in investing activities	(55,024)	(19,560)

Cash flows from financing activities

Proceeds from related parties	30,749	83,952
Payment on capital lease obligation	(14,633)	(17,016)
Proceeds from note payable – related parties	(95,000)	(135,000)
Net cash used in financing activities	(78,884)	(68,064)

Net increase in cash	30,829	63,219
Cash - beginning	-	5,500
Cash - ending	$30,829	$68,719

Supplemental disclosures:
Interest paid	$2,986	$1,242
Income taxes paid	$-	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL S ATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for interim periods may not be indicative of annual results.

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

Note 2 – Going concern

As of June 30, 2014, we had an accumulated deficit of $27,047,017. In addition, the Company’s current liabilities exceed its current assets by $12,049,864 as of June 30, 2014.

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

Note 4 – Non-controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At June 30, 2014, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of June 30, 2014, St. Andrews Golf Shop, our minority interest partner and a related party, held a $411,011 interest in the net asset value of our subsidiary AAGC and a $93,200 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $15,653 and $23,795 for the six months ended June 30, 2014 and 2013, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,569,794 and $1,539,045 as of June 30, 2014 and December 31, 2013, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state. The amounts deferred for the six months ending June 30, 2014 and 2013 were $48,750 and $48,750, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of June 30, 2014, and December 31, 2013, respectively:

	2014	2013
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149
Note payable to BE Holdings 1, LLC bearing 10% per annum and due on demand (2)	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand (3)	813,846	833,846

Notes payable to Ron and John Boreta personally (4)
	-	75,000
Note payable to BE, III bearing 10% per annum and due on demand (5)
	200,500	200,500

Total	$4,314,495	$4,409,495

(1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013.
(2)	BE Holdings 1, LLC is owned by Vaso Boreta.
(3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
(4)	The Notes were in the principal amount of $37,500 each.
(5)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of June 30, 2014 are due and payable upon demand. At June 30, 2014, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of June 30, 2014 and December 31, 2013, accrued interest payable - related parties related to the notes payable – related parties totaled $5,614,549 and $5,400,781 respectively .

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the six months ending June 30, 2014 and 2013, the Company recognized rental income totaling $81,900 and $81,899, respectively.

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

At June 30, 2014, minimum future lease payments under non-cancelable operating leases are as follows:

2014	$264,920
2015	529,840
2016	529,840
2017	397,380
Thereafter	2,914,123
$4,636,103

Total rent expense for this operating lease was $264,920 and $264,920 for the six months ended June 30, 2014 and 2013.

Capital Lease

The Company entered into a capital lease for new Club Car gas powered golf carts. The lease is 48 months in length and started on December 8, 2013. The Company pays $2,887 a month in principal and interest expense related to the lease.

The Company entered into a capital lease for a new telephone system during the third quarter of 2011. The lease is 36 months in length and started in July of 2011. The Company pays $642 a month in principal and interest expense related to the lease. This lease expires in July 2014.

The following is a schedule by year of future minimum payments required under these lease agreements.

	Golf Cart	Telephone System	Total
2014	$17,322	$594	$17,916
2015	34,644	-	34,644
2016	34,644	-	34,644
2017	34,644	-	34,644
Total payments	121,254	594	121,848
Less interest	4,581	8	4,589
Total principal	116,673	586	117,258
Less current portion	27,209	586	27,795
Long-term portion	$89,463	$-	$89,463

Accumulated depreciation for the capital leases as of June 30, 2014 and December 31, 2013 was $32,894 and $14,070, respectively.

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

As part of the Sponsorship Agreement, TMaG agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount. In addition AAGC received a payment of $200,000 upon execution of the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Sponsorship Agreement TMaG is to make additional payments to AAGC on each of March 26, 2014 and March 26, 2015. Their second payment was made April 3, 2014.

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

Note 7 – Stockholders' deficit

Preferred stock

As of June 30, 2014, we had no preferred shares issued and outstanding.

Common stock

As of June 30, 2014, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

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

Note 8 – Subsequent Events

After a review of all business dealings, the company determined they had no subsequent events to disclose.

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

As part of the Sponsorship Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount. In addition, AAGC received a payment of $200,000 within a few days of signing the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make additional payments to AAGC on each of March 26, 2014 and March 26, 2015. The second payment in the amount of $150,000 was received on April 3, 2014. The Company will recognize these payments as revenue on a straight-line basis over the term of the agreement. Their second payment was made April 3, 2014.

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

Results of Operations for the three months ended June 30, 2014 and 2013 compared.

INCOME:

Revenue

Our revenue for the three months ended June 30, 2014 was $555,689 compared to $592,637 in the three months ended June 30, 2013, a decrease of $36,948, or 6.23%. The decrease in revenues has been attributed to a downward turn in the golf industry nationally. Our business in all areas of the golf course is down, including the driving range, special events and leagues.

Revenue-Related Party for the three months ended June 30, 2014 was $40,950, compared to $40,949 in 2013.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the three months ended June 30, 2014 was $175,467, a decrease of $25,290 or 12.60% from $200,757 for the three month period ended June 30, 2013. The decrease was related to a conscious effort by management to cut back in payroll, and other course related expenses whenever possible.

Gross profit as a percentage of sales increased to 70.59%, for the three months ended June 30, 2014. Gross profit as a percentage of sales was 68.31% for the three months ended June 30, 2013. This increase is due to the factors discussed above.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 were $359,440, a decrease of $24,330 or 6.34%, from $383,770 for the three months ended June 30, 2013. Expenses were down during this period in all areas, which are attributed to a conscious effort by management to lower expenses during the downturn in the golf industry that started this year.

Depreciation and amortization expenses for the three months ended June 30, 2014 were $30,524 an increase of $2,118, or 7.46% from $28,406 for the three months ended June 30, 2013. The purchase of a new range ball picker and the new golf carts caused the slight increase in depreciation.

Total Expenses

Our overall operating expenses decreased $22,212 or 5.39% from $412,176 in 2013 to $389,964 for the three months ended June 30, 2014. This was due to the conscious efforts by management to lower expenses during the downturn in the golf industry that started this year.

Net Income (Loss) from Operations

We had net income from operations of $31,208 three months ended June 30, 2014 as compared to net income from operations of $20,653 for the three months ended June 30, 2013 an increase of $10,555 or 51.11%. The increase in net income from operations was due to the payment received from TaylorMade Golf Company, allowing our company to pay down debt during the three months ended June 30, 2014.

Interest Expense

Our interest expense increased by $264,954 or 0.05% from ($131,867) for three months ended June 30, 2013 to $133,087 for three months ended June 30, 2014.

Net Loss

The net loss before non-controlling interest for the three months ended June 30, 2014 was $101,879 as compared to $111,067 for the same period in 2013. The increase of $9,188 or 8.27% is due to a decrease in expenses.

The net income attributable to non-controlling interest for the second quarter of 2014 was $33,151 as compared to $48,340 for the same period in 2013. That resulted in net loss attributable to All-American Sport Park of $135,030 for 2014 as compared to $159,407 for 2013.

Results of Operations for the six months ended June 30, 2014 and 2013 compared.

INCOME:

Revenue

Our revenue for the six months ended June 30, 2014 was $1,102,644 as compared to $1,077,138 for the six months ended June 30, 2013, an increase of $25,506, or 2.37%. The revenue increase is due to the fact that revenue from the TaylorMade Golf agreement was recorded for a full six months during 2014 compared to only three months of such revenue in 2013.

Revenue-Related Party for the six months ended June 30, 2014 was $81,900, compared to $81,899 for the six months ended June 30, 2013.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the six months ended June 30, 2014 was $364,527, a decrease of $5,369 or 1.45% from $369,896 for the six month period ended June 30, 2013. The decrease was related to a decrease in payroll expenses as our management consciously tried to reduce expenses due to the downturn in the golf industry.

Gross profit as a percentage of sales was 69.23% for the six months ended June 30, 2014 and 68.09% for the six months ended June 30, 2013. The Gross profit was virtually unchanged in the second quarter from 2014 to 2013.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 were $703,495, a decrease of $34,241 or 4.64%, from $737,736 for the six months ended June 30, 2013. Expenses were down during this period in all areas, which are attributed to a conscious effort by management to lower expenses during the downturn in the golf industry that started this year.

Depreciation and amortization expenses for the six months ended June 30, 2014 were $58,729 an increase of $2,733, or 4.88% from $55,996 for the six months ended June 30, 2013. The purchase of a new range ball picker and the new golf carts caused the slight increase in depreciation.

Total Expenses

Our overall operating expenses decreased $31,508 or 3.97% from $793,732 in 2013 to $762,224 for the six months ended June 30, 2014. This was due to the conscious efforts by management to lower expenses during the downturn in the golf industry that started this year.

Net Income (Loss) from Operations

We had net income from operations of $57,793 for the six months ended June 30, 2013 an increase of $62,384 or 1358.83%. The increase in net income from operations was due to an increase in revenue and a decrease in expenses for the six months ended June 2014

Interest Expense

Our interest expense increased by 0.05% or $142 from $266,489 for the six months ended June 30, 2013 to $266,631 for the six months ended June 30, 2014. There was only a marginal increase in interest expense for the 6 months ended June 30, 2014

Net Loss

The net loss before non-controlling interest for the six months ended June 30, 2014 was $208,838 as compared to $271,080 for the same period in 2013. The decrease of $62,242 or 22.96% is due to an increase in revenue and a decrease in expenses for the six months ended June 30, 2014.

The net income attributable to non-controlling interest for the second quarter of 2014 was $93,200 as compared to $74,841 for the same period in 2013. That resulted in net loss attributable to All-American Sport Park of $302,038 for 2014 as compared to $345,921 for 2013.

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

The following table summarizes our current assets, liabilities, and working capital at June 30, 2014 compared to December 31, 2013.

	June 30,	December 31,	Increase / (Decrease)
	2014	2013	$	%

Current Assets	$44,945	$4,632	$40,313	970.32%
Current Liabilities	12,094,809	11,923,443	171,366	1.44%
Working Capital Deficit	$12,049,864	$11,918,811

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

As of June 30, 2014, our cash balance was $30,829. Our plan for satisfying our cash requirements for the next twelve months is to use the payment to be received from TMaG in late March 2015 for working capital. So long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make an additional payment to AAGC on March 26, 2015.

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

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2014.

We did not repurchase any of our equity securities during the quarter ended June 30, 2014.

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

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date:	August 5, 2014	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)