Form 10-Q
period 2014-09-30
ALL AMERICAN SPORTPARK INC
filed 2014-11-05
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission files number 000-24970

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

      The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2014 was 4,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013
		1

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
		2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
		3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

Part II:	Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013

Assets

Current assets:
Cash	$-	$-
Accounts receivable	1,666	961
Prepaid expenses and other current assets	12,362	3,671
Total current assets	14,028	4,632

Property and equipment, net of accumulated depreciation of $701,053 and $615,091, as of September 30, 2014 and December 31,2013, respectively

	633,051	663,569

Total Assets	$647,079	$668,201

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$30,685	$20,756
Accounts payable and accrued expenses	518,888	417,802
Current portion of deferred revenue	100,000	100,000
Current portion of notes payable - related parties	4,348,495	4,409,495
Current portion due to related parties	1,582,142	1,539,045
Current portion of capital lease obligation	36,545	35,564
Accrued interest payable - related party	5,721,341	5,400,781
Total current liabilities	12,338,096	11,923,443

Long-term liabilities:
Long-term portion of capital lease obligation	72,141	96,327
Deferred revenue	100,000	25,000
Deferred rent liability	615,164	647,999
Total long-term liabilities	787,305	769,326

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively

	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,624,123 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively

	4,624	4,624
Prepaid equity-based compensation	(6,043)	(10,294)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(27,276,618)	(26,744,979)
Total All-American SportPark, Inc. stockholders' deficit	(12,869,767)	(12,342,379)
Non-controlling interest in net assets of subsidiary	391,444	317,811
Total stockholders' deficit	(12,478,322)	(12,024,568)

Total Liabilities and Stockholders' Deficit	$647,079	$668,201

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSILIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$433,317	$454,412	$1,535,961	$1,531,550
Revenue - related party	40,950	40,951	122,850	122,850
Total revenue	474,267	495,363	1,658,811	1,654,400
Cost of revenue	171,615	169,581	536,142	539,477
Gross profit	302,652	325,782	1,122,669	1,114,923

Expenses:
General and administrative expenses	391,422	388,406	1,094,917	1,126,142
Depreciation and amortization	27,234	28,508	85,963	84,504
Total expenses	418,656	416,914	1,180,880	1,210,646
Net operating loss	(116,004)	(91,132)	(58,211)	(95,723)

Other income (expense):
Interest expense	(133,164)	(131,312)	(399,795)	(397,801)
Other income (expense)	-	-	-	-
Total other expense	(133,164)	(131,312)	(399,795)	(397,801)
Net loss before provision for income tax	(249,168)	(222,444)	(458,006)	(493,524)
Provision for income tax expense	-	-	-	-
Net loss	(249,168)	(222,444)	(458,006)	(493,524)

Net income (loss) attributable to non-controlling interest	(19,567)	65,920	73,633	65,920

Net loss attributable to All-American SportPark, Inc.	$(268,735)	$(288,364)	$(531,639)	$(559,444)
Net loss per share - basic and fully diluted
	$(0.06)	$(0.06)	$(0.10)	$(0.12)
Weighted average number of common shares outstanding - basic and fully diluted	4,624,123	4,624,123	4,624,123	4,579,288

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities

Net loss	$(458,006)	$(493,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	85,963	84,504
Share based compensation	4,252	6,800
Amortization of prepaid stock-based compensation	-	1,943
Changes in operating assets and liabilities:
Accounts receivable	(705)	3,647
Prepaid expenses and other	(8,691)	562
Cash issued in excess of available funds	9,929	(2,400)
Accounts payable and accrued expenses	101,086	17,887
Deferred revenue	75,000	150,000
Deferred rent liability	(32,835)	(32,836)
Accrued interest payable - related party	320,560	316,706
Net cash provided by operating activities	96,553	53,289

Cash flows from investing activities
Purchase of property and equipment	(55,445)	(26,361)
Net cash used in investing activities	(55,445)	(26,361)

Cash flows from financing activities
Proceeds from related parties	43,097	124,398
Payment on capital lease obligation	(23,205)	(25,928)
Proceeds from note payable – related parties	34,000	-
Payments on notes payable – related parties	(95,000)	(114,670)
Net cash used in financing activities	(41,108)	(16,200)

Net increase in cash	-	10,728
Cash - beginning	-	5,500
Cash - ending	$-	$16,228

Supplemental disclosures:
Interest paid	$198	$1,242
Income taxes paid	$-	$-

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

Note 2 – Going concern

As of September 30, 2014, we had an accumulated deficit of $27,276,618.  In addition, the Company’s current liabilities exceed its current assets by $12,324,068 as of September 30, 2014.

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

Note 4 – Non-controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At September 30, 2014, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.  As of September 30, 2014, St. Andrews Golf Shop, our minority interest partner and a related party, held a $391,444 interest in the net asset value of our subsidiary AAGC and a $73,633 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $36,914 and $26,058 for the nine months ended September 30, 2014 and 2013, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,582,142 and $1,539,045 as of September 30, 2014 and December 31, 2013, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the nine months ending September 30, 2014 and 2013 were $357,500 and $260,000 respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of September 30, 2014, and December 31, 2013, respectively:

	2014	2013
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC bearing 10% per annum and due on demand (2)	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand (3)	813,846	833,846

Notes payable to Ron and John Boreta personally (4)	-	75,000

Notes payable to Westside, 15, LLC	34,000	-

Note payable to BE, III bearing 10% per annum and due on demand (5)	200,500	200,500

Total	$4,348,495	$4,409,495

(1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013.
(2)	BE Holdings 1, LLC is owned by Vaso Boreta.
(3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
(4)	The Notes were in the principal amount of $37,500 each.
(5)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of September 30, 2014 are due and payable upon demand. At September 30, 2014, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of September 30, 2014 and December 31, 2013, accrued interest payable - related parties related to the notes payable – related parties totaled $5,721,341 and $5,400,781 respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the nine months ending September 30, 2014 and 2013, the Company recognized rental income totaling $122,850 and $122,850, respectively.

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

At September 30, 2014, minimum future lease payments under non-cancelable operating leases are as follows:

2014	$ 132,460
2015	529,840
2016	529,840
2017	397,380
Thereafter	2,914,123
$ 4,503,643

Total rent expense for this operating lease was $397,380 and $397,380 for the nine months ended September 30, 2014 and 2013.

Capital Lease

The Company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 48 months in length and started on December 8, 2013.  The Company pays $2,887 a month in principal and interest expense related to the lease.

The Company entered into a capital lease for a new telephone system during the third quarter of 2011.  The lease is 36 months in length and started in July of 2011.  The Company pays $642 a month in principal and interest expense related to the lease.  This lease expired in July 2014.

The following is a schedule by year of future minimum payments required under these lease agreements.

	Golf Cart	Total
2014	$ 8,661	$ 8,661
2015	34,644	34,644
2016	34,644	34,644
2017	34,644	34,644
Total payments	112,593	112,593
Less interest	3,907	3,907
Total principal	108,686	108,686
Less current portion	36,545	36,545
Long-term portion	$ 72,141	$ 72,141

Accumulated depreciation for the capital leases as of September 30, 2014 and December 31, 2013 was $41,592 and $14,070, respectively.

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

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.  Phase I of the remodeling of the golf center included the entire golf shop, activities area/golf check-in and restaurant area and was completed in the first quarter of 2014.  Phase II is expected to begin in the first quarter of  2015 and will involve remodeling the driving range area.  Brief construction took place in September to fix a few areas of the shop the could be utilized better for the customer.

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

Note 7 – Stockholders' deficit

Preferred stock

As of September 30, 2014, we had no preferred shares issued and outstanding.

Common stock

As of September 30, 2014, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

Equity-based compensation

On May 24, 2013, the Company granted 68,000 shares of restricted common stock to one director and one employee for services. In accordance with the terms of the grant, the shares will vest in full at the end of two years from the date of grant for the director. The restricted common stock granted to the employee will vest in full at the end of three years from the date of grant. The Company has recorded prepaid stock-based compensation of $6,043 representing the estimated fair value on the date of grant, and will amortize the fair market value of the shares to compensation expense ratably over the two and three year vesting periods.

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

Results of Operations for the three months ended September 30, 2014 and 2013 compared.

INCOME:

Revenue

Our revenue for the three months ended September 30, 2014 was $433,317 compared to $454,412 in the three months ended September 30, 2013, a decrease of $21,095, or 4.64%.  The decrease in revenues has been attributed to a downward turn in the golf industry nationally.  Our business in all areas of the golf course is down, including the driving range, special events and leagues.

Revenue - related party for the three months ended September 30, 2014 was $40,950, compared to $40,951 in 2013.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the three months ended September 30, 2014 was $171,615, an increase of $2,034 or 1.20% from $169,581 for the three month period ended September 30, 2013.  The slight increase was related to the regular cost of living increases given to staff, as well as banking and credit card fee increases.

Gross profit as a percentage of sales decreased to 63.81%, for the three months ended September 30, 2014.  Gross profit as a percentage of sales was 65.77% for the three months ended September 30, 2013.  This decrease is due to the factors discussed above.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $391,421, an increase of $3,015 or 0.78%, from $388,406 for the three months ended September 30, 2013.  Expenses were slightly up during this period in utility expenditures, which are attributed to increases imposed by providers and the hot summer experienced in Las Vegas.

Depreciation and amortization expenses for the three months ended September 30, 2014 were $27,234 a decrease of $1,274, or 4.47% from $28,508 for the three months ended September 30, 2013.  As a result of the final payment on the Company’s telephone lease, monthly depreciation has slightly decreased.

Total Expenses

Our overall operating expenses increased $1,714 or 0.42% from $416,914 in 2013 to $418,655 for the three months ended September 30, 2014. This slight increase is due to cost of living and other increases passed on from third-party vendors outside of our control.

Net Income (Loss) from Operations

We had net loss from operations of $116,004 three months ended September 30, 2014 as compared to net loss from operations of $91,132 for the three months ended September 30, 2013 an increase of $24,872 or 27.29%.  The increase in net loss from operations was due to the decrease in golf rounds and driving range buckets that resulted in decreased revenue for the three months ended September 30, 2014.

Interest Expense

Our interest expense increased by only $1,297 or 0.98% from $131,867 for three months ended September 30, 2013 to $133,164 for three months ended September 30, 2014.

Net Loss

The net loss before non-controlling interest for the three months ended September 30, 2014 was $249,168 as compared to $222,444 for the same period in 2013. The increase of $26,724 or 12.01% is due to the decrease in revenue.

The net loss attributable to non-controlling interest for the third quarter of 2014 was $19,567 as compared to net income attributable to non-controlling interest of $65,920 for the same period in 2013.  That resulted in net loss attributable to All-American Sport Park of $268,735 for 2014 as compared to $288,364 for 2013

Results of Operations for the nine months ended September 30, 2014 and 2013 compared.

INCOME:

Revenue

Our revenue for the nine months ended September 30, 2014 was $1,535,961 as compared to $1,531,550 for the nine months ended September 30, 2013, an increase of $4,411, or 0.29%.  The slight revenue increase is due to the fact that revenue in the first six months of 2014 was up overall.

Revenue - related party for the nine months ended September 30, 2014 was $122,850, compared to $122,850 for the nine months ended September 30, 2013.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the nine months ended September 30, 2014 was $536,142, a decrease of $3,335 or 0.62% from $539,477 for the nine month period ended September 30, 2013.  The slight decrease was related to a decrease in payroll expenses as our management consciously tried to reduce expenses due to the downturn in the golf industry for the nine months ending September 2014.

Gross profit as a percentage of sales was 67.68% for the nine months ended September 30, 2014 and 67.39% for the nine months ended September 30, 2013.  The Gross profit was virtually unchanged in the third quarter from 2014 to 2013.

EXPENSES

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 were $1,094,917, a decrease of $31,225 or 2.77%, from $1,126,142 for the nine months ended September 30, 2013.  During the first six months of 2014 the general expenses were down overall, but had a slight increase in the third quarter, giving a down trend overall.

Depreciation and amortization expenses for the nine months ended September 30, 2014 were $85,963 an increase of $1,459, or 1.73% from $84,504 for the nine months ended September 30, 2013.  The purchase of a new range ball picker and the golf carts caused a slight increase in depreciation. This was partially offset by the elimination of a telephone lease that was paid off in the third quarter of 2014.

Total Expenses

Our overall operating expenses decreased $29,766 or 2.46% from $1,210,646 in 2013 to $1,180,880 for the nine months ended September 30, 2014.  This was due to the conscious efforts by management to lower expenses during the downturn in the golf industry that started at the beginning of this year.

Net Income (Loss) from Operations

We had net loss from operations of $58,211 for the nine months ended September 30, 2014 a decrease of $37,512 or 39.19% over the same period in 2013 of $95,723.  The increase in net loss from operations was due to an overall increase in revenue over the first six months and a decrease in expenses for the nine months ended September 2014

Interest Expense

Our interest expense increased by 0.05% or $1,994 from $397,801 for the nine months ended September 30, 2013 to $399,795 for the nine months ended September 30, 2014.

Net Loss

The net loss before non-controlling interest for the nine months ended September 30, 2014 was $458,006 as compared to $493,524 for the same period in 2013. The decrease of $35,518 or 7.20% is due to an increase in revenue and a decrease in expenses for the nine months ended September 30, 2014.

The net income attributable to non-controlling interest for the second quarter of 2014 was $73,633 as compared to $65,920 for the same period in 2013.  That resulted in net loss attributable to All-American Sport Park of $531,639 for 2014 as compared to $559,444 for 2013.

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

The following table summarizes our current assets, liabilities, and working capital at September 30, 2014 compared to December 31, 2013.

	September 30, 2014	December 31, 2013	Increase / (Decrease)
			$	%

Current Assets	$14,028	$4,632	$9,396	202.85%
Current Liabilities	12,338,096	11,923,443	414,653	3.48%
Working Capital Deficit	$12,324,068	$11,918,811

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

As of September 30, 2014, our cash balance was $0.  Our plan for satisfying our cash requirements for the next twelve months is to use the payment to be received from TMaG in late March 2015 for working capital.  So long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG will make an additional payment to AAGC on March 26, 2015.

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

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2014.

We did not repurchase any of our equity securities during the quarter ended September 30, 2014.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  November 5, 2014                                                                             By:  /s/ Ronald Boreta

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