Form 10-K
period 2014-12-31
ALL AMERICAN SPORTPARK INC
filed 2015-03-30
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed bySection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. xYes ¨No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). xYes ¨No

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨

Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).¨YesxNo

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,013,652 based on the last sale price reported for the registrant’s Common Stock on the OTC Bulletin Board of $1.67 per share on such date.

The number of shares of Common Stock, $0.001 par value, outstanding on March 20, 2015 was 4,624,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-K
	INDEX
		Page
		Number
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	6
ITEM 2.	PROPERTIES	6
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	MINE SAFETY DISCLOSURES	7
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY,	7
	RELATED STOCKHOLDER MATTERS AND ISSUER
	PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA	8
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF	8
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES	14
	ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	14
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH	14
	ACCOUNTANTSON ACCOUNTING AND FINANCIAL
	DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES	15
ITEM 9B.	OTHER INFORMATION	15
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE	17
	GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION	19

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

The Sponsorship Agreement includes provisions concerning the display of TMaG merchandise, payment terms, retail sales targets and other related matters. Also, Saint Andrews Golf Shop, a tenant of AAGC which is owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company, receives a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at the golf center. In addition, provided that the Las Vegas Golf and Tennis stores owned by Ronald Boreta and John Boreta maintains TMaG as their premier vendor at its locations, TMaG pays such stores a quarterly rebate based on the wholesale price of the TMaG merchandise purchased at those locations.

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

TMaG began work on the new “TaylorMade Golf Experience” in September of 2013, which involved a complete remodel of the St. Andrews Golf Shop and the inside lobby of the TaylorMade Golf Experience. This included a small increase in space to add an indoor putting green and a consolidation of cash wraps (check-out counters) to allow customers to make multiple purchases from St. Andrews Golf Shop and TaylorMade Golf Experience in a single transaction. During the remodel, the store and golf activities counter operated out of a tent on the property. We began operations in the newly remodeled area in December 2013 and the remodeling was completed in early 2014.

Phase 2 began construction on January 20, 2015 and was completed in March of 2015. This includes FlightScope Technology (which uses Doppler radar to provide 3D tracking of golf shots) in kiosks on the Upper Westside Driving Range, outside performance bays and a mobile shop where custom TaylorMade clubs can be made for customers on the spot.

BUSINESS OF THE COMPANY

The Company currently operates a golf facility called the “TaylorMade Golf Experience” (“TMGE”), formerly called the “Callaway Golf Center” ™, on approximately forty-two (42) acres of land located on Las Vegas Boulevard in Las Vegas, Nevada. The TMGE opened to the public on October 1, 1997.

The TMGE is strategically positioned within a few miles of the largest hotels and casinos in the world. According to the Las Vegas Convention and Visitors Authority, Las Vegas had 41,126,512 visitors in 2014. There are 150,544 hotel rooms in Las Vegas and, according to the Las Vegas Convention and Visitors Authority, nineteen of the top twenty-five largest hotels in the world are within five miles of the TMGE. They include the MGM Grand, Mandalay Bay, Luxor, Bellagio, Monte Carlo, and the City Center. The TMGE is also adjacent to McCarran International Airport, the 24th busiest airport in the world with passenger traffic of 42,869,517 during 2014 according to the Las Vegas Convention and Visitors Authority. The city of Las Vegas population is 606,762 while the Las Vegas valley (Clark County) residential population is 2,062,653.

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

The Company subleases space in the clubhouse to Saint Andrews. Base rent was initially $13,104 per month through July 2012 with a 5% increase for each of the two 5-year options to extend in July 2012 and July 2017. Saint Andrews exercised its first option to extend the lease through July 2017. For the years ended December 31, 2014 and 2013, the Company recognized rental income totaling $163,800 and $163,800 respectively from this tenant.

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

MARKETING

The marketing program for the TMGE has a two-fold focus. The first is on local residents and the second is on tourists. The emphasis on the tourist market has been increasing because of the close proximity that TMGE has to the Las Vegas hotels located on the strip. In 2012 the Company hired a staff member to work as our “Director of Business” whose primary function was to network with hotel guests, hotel concierges, VIP hosts and groups visiting Las Vegas in order to bring more business to our facility. That position was vacated in October of 2013. In 2014 the Company hired a local golf expert, Brian Hurlburt, as a Marketing Consultant. During his tenure the TMGE rolled out a new website and added the ability to request event information through it as well as buy merchandise and apply for employment. The Company also has a taxi advertising program, advertising cards placed in hotel lobbies and rooms, and print media in local tourist publications. The TMGE's marketing efforts in the local resident market has principally relied on print media including the Las Vegas Review Journal, Seven Magazine and a taxicab publication. Also, the TMGE has implemented programs to attract more group events, clinics, and other special promotional events. A 30 foot high pylon sign with a reader board is located in front of the TMGE. The sign makes the general public aware of various programs, specials and information on events and other activities taking place within the TMGE. The TMGE has undertaken random surveys of its customers about how they heard about the TMGE. Over half of the customers stated that they came into the TMGE because they saw the sign.

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

FIRST TEE PROGRAM

Since March 2002, the golf center has been the official home in southern Nevada for the national First Tee program. The First Tee program is a national initiative started in November 1997 by the World Golf Foundation. First Tee is a program sponsored by the PGA Tour, the LPGA, the PGA of America, the United States Golf Association, and Augusta National Golf Club. The First Tee program was formed to eliminate access and affordability issues for children, especially economically disadvantaged children, to participate in the game of golf. In research conducted by the National Golf Foundation, it was noted that only two percent of children through age 17 ever try golf and only five percent of our nation’s golfers were minorities. The TMGE believes its participation in this program offers opportunities for greater public exposure.

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

The Company’s competition includes other golf facilities within the Las Vegas area that provide a golf course and driving range combination and/or a night lighted golf course. Management believes that the TMGE is able to compete because it is unique in providing a branded partnership with TaylorMade and giving the Las Vegas community one of the largest golf training facilities in the western United States. In addition, several Las Vegas hotel/casinos own their own golf courses that cater to high-roller/VIP tourists. The TMGE is able to compete against these facilities because it offers a competitively priced golf facility with close proximity to the Las Vegas “Strip” properties where a non-high-roller/VIP tourist can come to enjoy a Las Vegas golf experience.

Top Golf, a national golf chain, has announced plans to move into the Las Vegas market with a facility scheduled to open in 2016. This would result in additional competition for the TMGE.

EMPLOYEES

As of March 20, 2015, there were 3 full-time and 1 part-time employees at the Company’s executive offices, and 3 full-time and 24 part-time employees at the TMGE.

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

The second tenant is the Upper Deck Grill and Sports Lounge that occupies approximately 3,000 square feet of restaurant space. The lease between the Company and The 305 Group, operators of Upper Deck Grill and Sports Lounge, was signed on January 25, 2011 and the facility opened to the public in April of 2011. This lease is for a period of five years. The restaurant currently pays $3,320 in rent monthly with additional percentage rent on sales above $40,000 a month.

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

	HIGH	LOW
Year Ended December 31, 2014:
First Quarter	$1.20	$0.75
Second Quarter	$2.49	$1.00
Third Quarter	$3.15	$1.25
Fourth Quarter	$2.47	$0.70

Year Ended December 31, 2013:
First Quarter	$0.17	$0.11
Second Quarter	$1.90	$0.15
Third Quarter	$3.05	$0.90
Fourth Quarter	$2.00	$0.71

HOLDERS

The number of holders of record of the Company’s $.001 par value common stock as of March 20, 2015 was approximately 1,043. This does not include approximately 1,500 shareholders’ who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

There were no sales of unregistered securities during the fourth quarter of the year ended December 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2014 VERSUS YEAR ENDING DECEMBER 31, 2013.

REVENUES

Revenues for 2014 increased by $40,444 to $1,968,159 compared to $1,927,715 in 2013. Golf course green fees increased to $555,987 in 2014 compared to $518,852 in 2013. Driving Range revenue decreased for 2014 by $34,177 to $797,232 in 2014 compared to $831,257 in 2013. Rounds of golf increased slightly in 2014 due to an emphasis on special events that push groups out to the course for course play. This includes tournaments, leagues and other special events. Driving range rounds were down in 2014 over 2013 due to general downturn in the popularity of golf nationwide. In an attempt to reverse this trend, we have advertised several special offers and have increased our efforts to attract special events. Rentals for golf carts and golf clubs increased by $11,316 in 2014 to $318,457, as compared to $307,141 in 2013. Effective July, 2014, golf lesson revenues are no longer realized as revenue of the Company. Eric Meeks School of Golf began collecting its own revenue at that time. As in the past, the golf school pays AAGC $3,000 a month to have the school hosted at our facility.

COST OF REVENUES

Costs of revenues decreased by $81,139 to $671,118 during 2014 as compared to $752,257 in 2013. This decrease is due to no major equipment failures occurring during 2014 as well as maintaining staffing levels at the TMGE consistent throughout the year.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs. These expenses decreased by $57,962 to $1,441,714 in 2014 from $1,499,676 in 2013. Our general and administrative expenses were down in 2014 as a result of decreases in: payroll expenses of $6,626, utilities of $5,802 and repairs and maintenance $22,188. Also, included in G&A expenses for 2013 was a $90,534 bad debt expense. The decrease in repairs and maintenance was due to all equipment being in good working order and minimal repairs being needed. We also reduced administrative staff in 2014 to help reduce payroll expenses.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2014 there was no impairment on property and equipment. In 2013, impairment on property and equipment was incurred for $96,026 due to writing off several old assets no longer in service.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $1,571 in 2014 to $112,892 from $111,321 in 2013. The increase in depreciation is a result of an increase in the amount of fixed assets in 2014.

OTHER INCOME AND INTEREST EXPENSE

Interest expense increased in 2014 by $1,307 to $531,229 from $529,922 in 2013 as a result of the debt payments on related party debt made in 2014.

NET LOSS

In 2014, the net loss (before non-controlling interest) was $624,994 as compared to net loss of $897,687 in 2013. This decrease in net loss is consistent with the decrease in cost of revenue and general expenses we have seen in the year combined with a small increase in our revenue.

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

As of December 2014, the Company had a working capital deficit of $12,475,033 as compared to a working capital deficit of $11,918,811 in December 2013. The increase was due primarily to the accrued interest on related party debt in 2014.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 23, 2015, All-American SportPark, Inc. (the “Company”) was notified by L.L. Bradford & Company, LLC (“Bradford”) that the firm had resigned as the Company’s independent registered public accounting firm. Except as noted in the paragraph immediately below, the reports of Bradford on the Company’s financial statements for the years ended December 31, 2012 and 2013 and for the periods then ended did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Bradford on the Company’s financial statements as of and for the fiscal years ended December 31, 2012 and 2013 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had reported a net loss for the fiscal years ended December 31, 2012 and 2013 and had accumulated deficits as of December 31, 2012 and 2013 which raised doubts about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2012 and 2013 and through January 23, 2015, the Company had not had any disagreements with Bradford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Bradford’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the fiscal years ended December 31, 2012 and 2013 and through January 23, 2015, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On January 23, 2015, the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors. The Company does not have an audit committee.

During the two most recent fiscal years and through January 23, 2015, the Company had not consulted with RBSM regarding either:

     1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

     2. any matter that was either the subject of a disagreement (as defined in paragraph (a) (1) (iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting were effective as of December 31, 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD

Ronald S. Boreta	52	President, Chief Executive Officer,
		Treasurer, Secretary and Director
Steven Miller	71	Director
Cara Corrigan	53	Director
John Boreta	55	Director

Ronald Boreta and John Boreta are brothers. There are no other family relationship between any of the Directors and Executive Officers of the Company.

Vaso Boreta, who had served as a Director of the Company for over twenty years, passed away in October 2013. The Board of Directors chose not to fill the vacancy on the board.

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

JOHN BORETA was elected to the Board during the third quarter of 2013. John has served as General Manager of the golf center (now named the “TaylorMade Golf Experience”) since its inception in 1997. He is involved in all aspects of the day to day operation of the facility. John moved to Las Vegas in 1981 to work in the family golf business, Las Vegas Golf and Tennis. He was involved in the daily store operations as a retail sales manager, as well as mail-order sales supervisor. He was promoted to store manager for a store that exceeded $10 million in sales annually. In addition to his involvement with TaylorMade Golf Experience, he is co-owner of three golf retail stores in Las Vegas, including the Saint Andrews Golf Shop which is a tenant at the golf center, with his brother, Ronald S. Boreta.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2012, 2013 and 2014 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION

						ALL OTHER COMPENSATION
	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS		TOTAL
		($)	($)(1)	($)	($)	($)(2)	($)

Ronald S. Boreta, President	2012	$120,000	$1,798	--	--	$32,511	$154,306
	2013	$120,000	$0	--	--	$30,009	$150,009
	2014	$120,000	$0	--	--	$19,082	$139,082

_________________________

(1) Beginning in 2010, Ronald S. Boreta received payment related to bonuses aggregating $31,798 which he earned over ten years ago, but were never paid. He was paid $5,000 in 2010 and $25,000 in 2011 and $1,798 in 2013 to complete the balance due.

(2) Represents amounts paid for country club memberships for Ronald S. Boreta, and an automobile and related auto expenses for his personal use. For 2012, these amounts were an auto and related auto expenses, monthly membership due and club membership with auto expenses totaling $20,132, membership dues were $662 and club membership was $11,717. In 2013, these amounts were auto expenses $18,884 and membership dues, monthly membership dues totaling $405 and club membership was $10,721. For 2014, these amounts were auto expenses $19,082. The payments for membership dues ended when the President ended his club membership at the end of 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2014.

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

EMPLOYMENT AGREEMENT

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he received a base salary that was increased to $120,000 beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2013, but he continues to be employed by the Company on the same basis. Ronald S. Boreta receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage which totals $962 a month. The Company also paid all dues and expenses for membership at a local country club at which Ronald S. Boreta entertained business contacts for the Company. The payments for membership dues ended when the President ended his club membership at the end of 2013. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2015 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
			PERCENT OF CLASS

Ronald S. Boreta	650,484	(1)	14.07%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

ASI Group, LLC	1,589,167	(4)	34.37%
Investment AKA, LLC c/o Agassi Enterprises, Inc.
3883 Howard Hughes Pkwy, 8th Fl.
Las Vegas, NV 89109

John Boreta	511,890	(2)	11.07%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

Boreta Enterprises, Ltd.	360,784	(3)	7.80%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

Steve Miller	34,000	(5)	0.07%
3883 Howard Hughes Pkwy., 8th Fl.
Las Vegas, NV 89169

Cara Corrigan	34,000	(5)	0.07%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

All Directors and Executive Officers as a	1,230,374	(6)	26.61%
Group (4 persons)

(1) Includes 402,229 shares held directly and 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.

(2) Includes 403,168 shares held directly and 108,704 shares, which represents John Boreta's share of the Common Stock held by Boreta Enterprises Ltd.

(3) Direct ownership of shares held by Boreta Enterprises Ltd., a limited liability company owned by Ronald and John Boreta and the Estate of Vaso Boreta. Boreta Enterprises Ltd. percentage ownership is as follows:

Ronald S. Boreta	68.81%
John Boreta	30.13%
Estate of Vaso Boreta	1.06%

(4) ASI Group LLC and Investment AKA, LLC are both Nevada limited liability company’s whose members include Andre K. Agassi.

(5) All shares are owned directly.

(6) Includes shares beneficially held by the four named Directors and Executive Officers.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2014, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $19,875 and $35,081 for the years ended December 31, 2014 and 2013, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties. Due to some staffing changes, the allocation decreased for 2014.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,617,550 and $1,539,045 as of December 31, 2014 and 2013, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Lease to Saint Andrews

The Company has two tenant operations. One of them is for the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses. Saint Andrews is owned by Ronald Boreta and John Boreta. The initial monthly rent was $13,104. The lease was for an initial term of fifteen years through July 2013. Saint Andrews had two options to extend for five years in July 2013 and July 2017 with a 5% rent increase for each extension. Saint Andrews exercised its first five year option in July 2012.

For the years ended December 31, 2014 and 2013, the Company recognized rental income totaling $163,800 and $163,800 from Saint Andrews.

Notes to Related Parties

The Company has various notes and interest payable to the following entities as of December 31, 2014 and 2013:

	2014	2013
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)
	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, bearing 10% per annum and due on demand (2)
	100,000	100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand (3)
	813,846	833,846

Various notes payable to the District Store, bearing 10% per annum and due on demand (4)
	-	-

Notes Payable Short-term Debt Westside 15, LLC With no interest based on payment made by end of March 2015 (5)
	71,561

Notes payable to Ronald Boreta and John Boreta, bearing 10% per annum and due on demand (6)
	-	75,000

Note payable to BE III, LLC, bearing 10% Per annum and due on demand (7)
	200,500	200,500

TOTAL	$4,386,056	$4,409,495

1) Vaso Boreta is the former Company's Chairman of the Board who passed away in October 2014.

2) BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.
3) Saint Andrews is owned by Ronald Boreta and John Boreta.
4) The District Store is owned by Ronald Boreta and John Boreta
5) Westside 15, LLC is owned by Ronald Boreta and John Boreta
6) The Notes are in the principal amount of $37,500 each.
7) BE III, LLC is owned by Ronald Boreta and John Boreta.

As of December 31, 2014 and 2013, accrued interest payable - related parties related to the notes payable – related parties totaled $5,825,801 and $5,400,781, respectively.

The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

Other Transactions

John Boreta, who became a Director of the Company in 2013, has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continues to be employed on the same basis. During 2014, John Boreta received compensation of $81,000 for his services in that capacity, which includes an auto allowance. of $6,000. He also received medical compensation of $11,535 for 2014.The Company’s Board of Directors believes that the above transactions were on terms no less favorable to the Company than if they transactions were with unrelated third parties.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2014 and 2013 by RBSM and LL Bradford for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by RBSM and LL Bradford for tax compliance and tax advice for the fiscal years ended December 31, 2014 and 2013, were $5,000 during each year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
2	Agreement for the Purchase and Sale	Incorporated by reference to Exhibit 10 to
	of Assets, as amended	the Registrant’s Current Report on Form 8-K
dated February 26, 1997

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to
the Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

3.2	Certificate of Amendment	Incorporated by reference to Exhibit 3.2 to
	to Articles of Incorporation	the Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to
the Registrant’s Form SB-2 Registration
Statement (No. 33-08424)

3.4	Certificate of Amendment	Incorporated by reference to Exhibit 3.4 to
	Articles of Incorporation	the Registrant’s Annual report on Form 10-
	Series A Convertible Preferred	KSB for the year ended December 31, 1998

3.5	Certificate of Designation	Incorporated by reference to Exhibit 3.5 to
	Series B Convertible Preferred	the Registrant’s Annual Report on Form 10-
KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to	Incorporated by reference to Exhibit 3.6 to
	Articles of Incorporation -	the Registrant’s Annual Report on Form 10-
	Name change	KSB for the year ended December 31, 1998

10.1	Employment Agreement	Incorporated by reference to Exhibit 10.1 to
	With Ronald S. Boreta	the Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

10.2	Promissory Note to Vaso Boreta	Incorporated by reference to Exhibit 10.11 to
the Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

10.3	Lease Agreement between Urban	Incorporated by reference to Exhibit 10.17 to
	Land of Nevada and All-American	the Registrant’s Form SB-2 Registration
	Golf Center, LLC	Statement (No. 33-84024)

10.4	Operating Agreement for All-	Incorporated by reference to Exhibit 10.18 to
	American Golf, LLC, a limited	the Registrant’s Form SB-2 Registration
	liability company	Statement (No. 33-84024)

10.5	Promissory Note to Saint Andrews	Incorporated by reference to Exhibit 10.10 to
	Golf, Ltd.	the Registrant’s Annual Report on Form-KSB
for the year ended December 31, 2005

10.6	Promissory Note to BE Holdings I,	Incorporated by reference to Exhibit 10.11 to
	LLC	the Registrant’s Annual Report on Form 10-
KSB for the year ended December 31, 2005

10.7	Promissory Notes to Saint Andrews	Incorporated by reference to Exhibit 10.11 to the
	Golf Shop Ltd. and BE District,	Registrant’s Annual Report on Form 10-KSB
	LLC during 2007	for the year ended December 31, 2007

10.8	Settlement Agreement with Urban	Incorporated by reference to Exhibit 10.11 to
	Land of Nevada, Inc.	the Registrant’s Quarterly Report on Form 10-
Q for the quarter ended September 31, 2008

10.9	Customer Agreement among All-	Incorporated by reference to Exhibit 10.1 to
	American SportPark, Inc.; All-	the Registrant's Report on Form 8-K filed
	American Golf Center, Inc.; Saint	on June 19, 2009
Andrews Golf Shop, Ltd.;
and Callaway Golf Company dated
June 19, 2009

10.10	Stock Transfer Agreement among	Incorporated by reference to Exhibit 10.2 to
	All-American SportPark, Inc.; Saint	the Registrant's Report on Form 8-K filed
	Andrews Golf Shop, Ltd. and All-	on June 19, 2009
American Golf Center, Inc. dated
June 15, 2009

10.11	Employment Agreement between	Incorporated by reference to Exhibit 10.3 to
	John Boreta and All-American Golf	the Registrant's Report on Form 8-K filed
	Center, Inc. dated June 19, 2009	on June 19, 2009

10.12	Addendum No. 2 to Employment	Incorporated by reference to Exhibit 10.4 to
	Agreement between Ronald Boreta	the Registrant's Report on Form 8-K filed
	and All-American SportPark, Inc.	on June 19, 2009
dated June 15, 2009.

10.13	Agreement with AKA Investments,	Incorporated by reference to Exhibit 10.1
	LLC dated September 23, 2009	to the Registrant’s Report on Form 8-K filed
on September 24, 2009.

10.14	First Amendment to Customer	Incorporated by reference to Exhibit 10.19
	Agreement with Callaway Golf	to the Registrant’s Report on Form 10-K for
	Company	the year ended December 31, 2013

10.15	Golf Center Sponsorship Agreement	Incorporated by reference Exhibit 10.2 to the
	with Taylor Made Golf Company,	Registrant’s Report on Form 10-Q for the
	Inc. *	quarter ended March 31, 2014

10.16	Promissory notes to Ron Boreta and	Filed herewith electronically
John Boreta dated December 18,
2014

14	Code of Ethics	Incorporated by reference to
Exhibit 14 to the Registrant’s
Annual Report on Form 10-KSB for
The year ended December 31, 2007

21	Subsidiaries of the	Incorporated by reference to Exhibit 21 to the
	Registrant	Registrant’s Form SB-2 Registration
Statement (No. 33-84024)

31	Certification of Chief Executive	Filed herewith electronically
Officer and Principal Financial
Officer Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive	Filed herewith electronically
Officer and Principal Financial
Officer Pursuant to Section 18
U.S.C. Section 1350

* Confidential treatment has been granted as to a portion of this exhibit, which portion had been omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
All-American SportPark, Inc.

We have audited the accompanying consolidated balance sheet of All-American SportPark, Inc. as of December 31, 2014, and the related consolidated statements of operation, stockholders’ deficit, and cash flow for the year ended December 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. as of December 31, 2014, and the results of its operation and its cash flow for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP
RBSM, LLP
March 30, 2015
Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
All-American SportPark,Inc

We have audited the accompanying balance sheet of All-American SportPark, Inc. as of December 31, 2013, and the related statements of operation, stockholders’ deficit, and cash flow for the year ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. as of December 31, 2013, and the results of its operation and its cash flow for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 31, 2014
Las Vegas, Nevada

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets

Current assets:
Cash	$2,200	$-
Accounts receivable	3,000	961
Prepaid expenses and other current assets	5,737	3,671
Total current assets	10,937	4,632

Property and equipment, net of accumulated depreciation of
$726,529 and $615,091, respectively	601,164	663,569

Total Assets	$612,101	$668,201

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$20,018	$20,756
Accounts payable and accrued expenses	531,025	417,802
Current portion of deferred revenue	75,000	100,000
Current portion of notes payable - related
parties	4,386,056	4,409,495
Current portion of due to related parties	1,617,550	1,539,045
Current portion of capital lease obligation	30,520	35,564
Accrued interest payable - related party	5,825,801	5,400,781
Total current liabilities	12,485,970	11,923,443

Long-term liabilities:
Long-term portion of capital lease
obligation	65,806	96,327
Deferred revenue	100,000	25,000
Deferred rent liability	604,219	647,999
Total long-term liabilities	770,025	769,326

Commitments and Contingencies

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively

	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,624,123 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively

	4,624	4,522
Prepaid equity-based compensation	(4,626)	(10,294)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(27,475,306)	(26,744,979)
Total All-American SportPark, Inc. stockholders’ deficit	(13,042,038)	(12,342,379)

Non-controlling interest in subsidiary	398,144	317,811
Total stockholder’s deficit	(12,643,894)	(12,024,568)

Total Liabilities and Stockholders' Deficit	$612,101	$668,201

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

Revenue	$1,968,159	$1,927,715
Revenue – Related Party	163,800	163,800
Total Revenue	2,131,959	2,091,515

Cost of revenue	671,118	752,257

Gross profit	1,460,841	1,339,258

Expenses:
General & administrative	1,444,714	1,499,676
Depreciation and amortization	112,892	111,321
Total expenses	1,554,606	1,610,997

Loss from operations	(93,765)	(271,739)

Other income (expense)
Interest expense	(531,229)	(529,922)
(Loss) gain on property or equipment	-	(96,026)
Total other expense	(531,229)	(625,948)

Net loss before provision for income tax	(624,994)	(897,687)
Provision for income tax expense	-	-
Net loss	(624,994)	(897,687)

Net income attributable to non-controlling interest	80,333	(30,572)

Net loss attributable to All-American SportPark,	$(705,327)	$(867,115)
Inc.
Weighted average number of common shares
outstanding-basic and fully diluted	4,624,123	4,622,123

Net loss per share – basic and fully diluted	$(0.14)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Prepaid	Additional
	Common Stock		Equity Based	Paid in	Accumulated	Non-Controlling
	Shares	Amount	Compensation	Capital	Deficit	Interest	Total
Balance, December 31, 2012
	4,522,123	$4,522	$-	$14,387,972	$(25,877,864)	$348,383	$(11,136,987)

Stock issued to board member
	34,000	$34	$-	6,766	$-	$-	$6,800

Prepaid equity based compensation issued to board member and employee

	68,000	$68	$(13,600)	13,532	$-	$-	$6,800

Amortization of prepaid equity based compensation
	-	$-	$3,306	$-	$-	$-	$3,306

Net Loss	-	$-	$-	$-	$(867,115)	$(30,572)	$(897,875)

Balance, December 31, 2013
	4,624,123	$4,624	$(10,294)	$14,408,270	$(26,744,979)	$317,811	$(12,024,568)

Amortization of prepaid equity based compensation
	-	$-	$5,668	$-	$-	$-	$5,668

Net Loss	-	$-	$-	$-	$(705,327)	$80,333	$(624,994)

Balance, December 31, 2014
	4,624,123	$4,624	$(4,626)	$14,408,270	$(27,450,306)	$398,144	$(12,643,894)

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(624,994)	$(897,687)
Adjustments to reconcile net loss to
net cash provided by (used in) operating
activities
Depreciation expense	112,892	111,321
Loss on disposal of property and	5,668	96,026
equipment
Amortization of prepaid stock-based	-	10,106
compensation
Changes in operating assets and
liabilities:
Accounts receivable	(2,039)	4,981
Prepaid expenses	(2,066)	2,062
Cash in excess of available funds	(738)	15,162
Accounts payable and accrued	113,223	57,896
expenses
Deferred revenue	50,000	125,000
Deferred rent liability	(43,780)	(43,781)
Accrued interest payable – related	425,020	422,446
parties
Net cash provided by (used in) operating	33,168	(96,468)
activities

Cash flows from investing activities
Purchase of property and equipment	(50,487)	(76,114)
Net cash used in investing activities	(50,487)	(76,114)

Cash flows from financing activities
Net proceeds from related parties	78,505	122,202
Payments on capital lease obligation	(35,565)	(35,120)
Proceeds from notes payable – related	71,561	215,000
parties
Payments on notes payable	(95,000)	(135,000)
Net cash provided by financing activities	19,501	167,082

Net increase (decrease) in cash	2,200	(5,500)
Cash – beginning	(2,200)	5,500
Cash – ending	$-	$-

Supplemental disclosures:
Interest paid	$2,532	$1,242
Income Taxes Paid	$-	$-
Supplemental disclosures of non-cash financing activities:

Assumption of capital lease obligation	$-	$125,362

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

e. ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $43,168 and $21,300 in 2014 and 2013, respectively.

f. REVENUES

The Company primarily earns revenue from golf course green fees, driving range ball rentals and golf club and cart rentals, which are recognized when received as payments for the services provided. The Company also receives marketing revenue associated with the Taylor Made Agreement that they realize equally on a monthly basis over the life of the agreement. Lease and sponsorship revenues are recognized as appropriate when earned.

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

i. IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. If the long-lived asset or group of assets is considered to be impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In 2014, there was no disposal of property and equipment. In 2013 after a thorough review of all fixed assets, it was determined that several assets were no longer in use and were written off providing a loss of $96,026.

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

At each of December 31, 2014 and 2013, the carrying amount of cash, accounts receivable, notes payable, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

l. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2014 and 2013.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 4,624,123 in 2014 and 4,624,123 in 2013, respectively.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2014, the Company had net loss of $624,994. As of December 31, 2014, the Company had a working capital deficit of $12,475,033 and a shareholders' equity deficiency of $12,643,894.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $19,875 and $35,081 for the years ended December 31, 2014 and 2013, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,617,550 and $1,657,550 as of December 31, 2014 and 2013, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of December 31, 2014 and 2013:

	2014	2013
Various notes payable to Vaso Boreta
bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC,
bearing 10% per annum and due on demand (2)	100,000	100,000

Various notes payable to SAGS, bearing 10%
per annum and due on demand (3)	813,846	833,846

Various notes payable to the District Store,
bearing 10% per annum and due on demand (4)	-	-

Notes Payable Short-term Debt Westside 15, LLC
With no interest based on payment made by end of
March 2015 (5)	71,561

Notes payable to Ronald Boreta and John Boreta,
bearing 10% per annum and due on demand (6)	-	75,000

Note payable to BE III, LLC, bearing 10%
Per annum and due on demand (7)	200,500	200,500

TOTAL	$4,386,056	$4,409,495

1)	Vaso Boreta is the former Company's Chairman of the Board who passed away in October 2014.
2)	BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.

3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The District Store is owned by Ronald Boreta and John Boreta.
5)	Westside 15, LLC is owned by Ronald Boreta and John Boreta.
6)	The Notes are in the principal amount of $37,500 each.
7)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2014 are due and payable upon demand. At December 31, 2014, the Company has no loans or other obligations with restrictive debt or similar covenants.

On June 15, 2013, we entered into a “Stock Transfer Agreement” with Saint Andrews Golf Shop, Ltd. a Nevada limited liability company, which is wholly-owned by Ronald Boreta, our chief executive officer and John Boreta, a principal shareholder of the Company. Pursuant to this agreement, we agreed to transfer a 49% interest in our wholly owned subsidiary, AAGC as a partial principal payment in the amount of $600,000 on our outstanding loan due to Saint Andrews Golf Shop, Ltd. In March 2013, we engaged the services of an independent third party business valuation firm, Houlihan Valuation Advisors, to determine the fair value of the business and the corresponding minority interest. Based on the Minority Value Estimate presented in connection with this appraisal, which included valuations utilizing the income, market and transaction approaches in its valuation methodology, the fair value of a 49% interest totaled $600,000.

Interest expense on related party notes totaled $531,229 and $529,922 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, accrued interest payable - related parties related to the notes payable – related parties totaled $5,825,800 and $5,400,781, respectively.

John Boreta, who became a Director of the Company in 2013, has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continues to be employed on the same basis. During 2014, John Boreta received compensation of $81,000 for his services in that capacity, which includes an auto allowance of $6,000. He also received medical compensation of $11,544. In 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he received a base salary that was increased to $120,000 beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2012, but he continues to be employed by the Company on the same basis. Ronald S. Boreta receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage which totals $962 a month. The Company also pays all dues and expenses for membership at a local country club at which Ronald S. Boreta entertains business contacts for the Company. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

Lease to SAGS

The TMGE has two tenant operations. The first is the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years through July 2012. The tenant has two options to extend for five years in July 2012 and July 2017 with a 5% rent increase for each extension. The tenant extended their first option starting August 2012. For the years ended December 31, 2014 and 2012, the Company recognized rental income totaling $163,800 and $163,800 respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2014	2013
	-------------	-------------
Furniture and Equipment	$63,956	$34,172
Other Leasehold Improvement	160,886	160,886
Building	252,445	252,445
Land Improvements	495,351	495,351
Landscape Equipment	67,245	52,057
Other	145,563	141,501
Leased Equipment	142,247	142,247
	-------------	--------------
	1,327,693	1,278,659

Less: Accumulated Depreciation	(726,529)	(615,090)
	$601,164	$663,569

Depreciation expenses totaled $112,892 and $111,321 for the years ended December 31, 2014 and 2013, respectively.

NOTE 6. COMMITMENTS

Leases

The land underlying the TMGE is leased under an operating lease that expires in 2013 and has two five-year renewal options. In March 2006, the Company exercised the first of two options, extending the lease to 2018. Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues. The Company recognizes the minimum rental expense on a straight-line basis over the term of the lease, which includes the two five year renewal options.

At December 31, 2014, minimum future lease payments under non-cancelable operating leases are as follows:

2015	$529,840
2016	529,840
2017	397,380
2018	397,380
Thereafter	2,516,744
$4,371,184

Total rent expense for all operating leases were $486,060 for 2014 and $538,626 for 2013.

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

On March 9, 2014, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”). The Amendment provided that AAGC was to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternative retail branding partner. In the event that AAGC was successful in executing a written contract with an alternative retail branding partner, the Customer Agreement would terminate on June 30, 2014.

Pursuant to the terms of the Amendment, Callaway was not required to pay any marketing funds or other fees or expenses required under the Customer Agreement during the first two quarters of 2014. The Amendment also provided that Callaway could, at its option, continue to feature its products in a second position at the golf center, of which they have chosen to do, after termination of the Customer Agreement, under certain terms and conditions.

Sponsorship Agreement

On March 27, 2014, AAGC entered into a Golf Center Sponsorship Agreement (“Sponsorship Agreement”) with Taylor Made Golf Company, Inc., doing business as TaylorMade-adidas Golf Company (“TMaG”) pursuant to which the golf center operated by AAGC was to be rebranded using TaylorMade® and other TMaG trademarks.

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

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2014.

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

	2014	2013
Current tax	$4,143	$(64,814)
Deferred tax	(220,926)	(247,378)
Valuation allowance	216,783	312,192
	$-	$-

	2014	2013
Deferred tax liabilities:
Temporary differences related to:
Depreciation	(142,855)	(171,962)

Deferred tax assets:
Net operating loss carry forward	4,787,809	4,711,518
Related Party interest	2,039,030	1,890,274
Other	-	-
Net deferred tax asset before
valuation allowance	6,683,984	6,429,830
Valuation Allowance	(6,683,984)	(6,429,830)
	$-	$-

	2014	2013
Income tax at federal rate	35.00%	35.00%
Permanent differences	-35.00%	-35.00%

Effective income tax rate	0.00%	0.00%

As of December 31, 2014 and 2013, the Company has available for income tax purposes approximately $22.0 and $21.0 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry forwards expire in 2020 through 2033. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

CAPITAL STOCK

On May 24, 2013, the Company granted 68,000 shares of restricted common stock to one director and one employee for services. In accordance with the terms of the grant, the shares will vest in full at the end of two years from the date of grant for the director. The restricted common stock granted to the employee will vest in full at the end of three years from the date of grant. The Company has recorded prepaid stock-based compensation of $13,600 representing the estimated fair value on the date of grant, and will amortize the fair market value of the shares to compensation expense ratably over the two and three year vesting periods.

Also on May 24, 2013, the Company granted 34,000 shares of common stock to a director for past services. These shares are fully vested. The fair value on the date of grant of $6,800 was recorded as stock-based compensation.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and noted the following item. In March 2015, the Company received the third payment of the Sponsorship agreement from TMaG.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: March 30, 2015	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta	President (Chief Executive	March 30, 2015
Ronald S. Boreta	Officer),Treasurer (Principal
Financial Officer) and Director

/s/ Steven Miller	Director	March 30, 2015
Steven Miller

/s/ Cara Corrigan	Director	March 30, 2015
Cara Corrigan

/s/ John Boreta	Director	March 30, 2015
John Boreta