Form 10-Q
period 2015-03-31
ALL AMERICAN SPORTPARK INC
filed 2015-05-14
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

      The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2015 was 4,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 (Unaudited)
		1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)
		2

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
		3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II:	Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014

Assets

Current assets:
Cash	$52,030	$2,200
Accounts receivable	5,415	3,000
Prepaid expenses and other current assets	8,998	5,737
Total current assets	66,443	10,937

Property and equipment, net of accumulated depreciation of $756,040 and $728,726, as of March 31, 2015 and December 31, 2014, respectively

	582,589	601,164

Total Assets	$649,032	$612,101

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$4,172	$20,018
Accounts payable and accrued expenses	536,614	531,025
Current portion of deferred revenue	150,000	75,000
Current portion of notes payable - related parties	4,314,226	4,386,056
Current portion due to related parties	1,650,794	1,617,550
Current portion of capital lease obligation	6,782	30,520
Accrued interest payable - related party	5,888,211	5,825,801
Total current liabilities	12,550,799	12,485,970

Long-term liabilities:
Long-term portion of capital lease obligation	82,057	65,806
Deferred revenue	150,000	100,000
Deferred rent liability	593,274	604,219
Total long-term liabilities	825,331	770,025

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively
	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,522,123 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively
	4,624	4,624
Prepaid equity-based compensation	(3,211)	(4,626)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(27,587,360)	(27,450,306)
Total All-American SportPark, Inc. stockholders' deficit	(13,177,677)	(13,042,038)
Non-controlling interest in net assets of subsidiary	450,579	398,144
Total stockholders' deficit	(12,727,098)	(12,643,894)

Total Liabilities and Stockholders' Deficit	$649,032	$612,101

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending
	March 31,
	2015	2014

Revenue	$520,000	$571,954
Revenue - Related Party	40,950	40,950
Total Revenue	560,980	612,904

Cost of revenue	144,515	189,060

Gross profit	416,465	423,844

Expenses:
General and administrative expenses	340,546	344,055
Depreciation and amortization	27,314	28,205
Total expenses	367,860	372,260

Net operating income (loss)	48,605	51,584

Other income (expense):
Interest expense	(133,224)	(133,544)
Total other income (expense)	(133,224)	(133,544)

Net loss before provision for income tax	(84,619)	(81,960)
Provision for income tax expense	-	-

Net loss	(84,619)	(81,960)

Net income attributable to non-controlling interest
	52,435	60,049

Net loss attributable to All-American SportPark, Inc.	$(137,054)	$(142,009)

Net loss per share - basic and fully diluted
	$(0.02)	$(0.02)
Weighted average number of common shares outstanding - basic and fully diluted

	4,624,123	4,624,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities

Net loss	$(84,619)	$(81,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	27,314	28,205
Stock-based compensation	1,415	1,416
Changes in operating assets and liabilities:
Accounts receivable	(2,415)	(7,020)
Prepaid expenses and other current assets	(3,261)	(159,521)
Cash issued in excess of available funds	(15,846)	(20,756)
Accounts payable and accrued expenses	5,589	21,047
Deferred revenue	125,000	125,000
Deferred rent liability	(10,945)	(10,945)
Accrued interest payable - related party	62,410	107,126
Net cash provided by (used in) operating activities	104,642	2,592

Cash flows from investing activities
Purchase of property and equipment	(8,739)	(34,436)
Net cash used in investing activities	(8,739)	(34,436)

Cash flows from financing activities
Proceeds from related parties	320,266	39,707
Repayments to related parties	(287,022)	-
Payment on capital lease obligation	(7,487)	(12,326)
Proceeds from note payable – related parties	34,720	41,100
Payments on notes payable – related parties	(106,550)	-
Net cash provided by financing activities	46,073	68,481

Net increase in cash	49,830	36,637
Cash - beginning	2,200	-
Cash - ending	$52,030	$36,637

Supplemental disclosures:
Interest paid	$43,926	$1,673
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for interim periods may not be indicative of annual results.

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

Note 2 – Going concern

As of March 31, 2015, we had an accumulated deficit of $27,587,360.  In addition, the Company’s current liabilities exceed its current assets by $12,484,356 as of March 31, 2015.

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

Note 3 – Recent accounting policies

The Company believes there are no new accounting pronouncements adopted but not yet effective that is relevant to the readers of our financial statements.

Note 4 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At March 31, 2015, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.  As of March 31, 2015, St. Andrews Golf Shop, our minority interest partner and a related party, held a $450,579 interest in the net asset value of our subsidiary AAGC and a $52,435 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $4,598 and $6,131 for the three months ended March 31, 2015 and 2014, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,650,794 and $1,617,550 as of March 31, 2015 and December 31, 2014, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the first three months of 2015 and 2014 were $24,375 and $24,375, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of March 31, 2015, and December 31, 2014, respectively:

	2015	2014
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand (2)	$100,000	$100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand (3)	724,656	$813,846

Various short term notes payable to the Westside 15 Store, bearing 10% per annum and due on demand (5)	$88,921	$71,561

Note payable to BE, III bearing 10% per annum and due on demand (6)	$200,500	$200,500

Total	$4,314,226	$4,386,056

1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013
2)	BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The Notes are in the principal amount of $37,500 each.
5)	The Westside 15 Store is owned by Ronald Boreta and John Boreta
6)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of March 31, 2015 are due and payable upon demand. At March 31, 2015, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of March 31, 2015 and December 31, 2014, accrued interest payable - related parties related to the notes payable – related parties totaled $5,888,211 and $5,825,801 respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the three months ending March 31, 2015 and 2014, the Company recognized rental income totaling $40,950 and $40,950, respectively.

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

At March 31, 2015, minimum future lease payments under non-cancelable operating leases are as follows:

2015	$397,380
2016	529,840
2017	543,086
Thereafter	2,768,416
Total	$4,238,724

Total rent expense for this operating lease was $132,460 and $132,460 for the three months ended March 31, 2015 and 2014.

Capital Lease

The Company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 48 months in length and started on December 8, 2013.  The Company pays $2,887 a month in principal and interest expense related to the lease.

The following is a schedule by year of future minimum payments required under these lease agreements.

Yearly Amount
2015	$ 23,032
2016	32,082
2017	22,724
Total	$ 88,838

Accumulated depreciation for the capital leases as of March 31, 2015 and December 31, 2014 was $59,056 and $50,820, respectively.

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

As part of the Sponsorship Agreement, TMaG agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount. In addition AAGC received a payment of $200,000 upon execution of the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Sponsorship Agreement TMaG was to make additional payments to AAGC on each of March 26, 2015 and March 26, 2015.

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.  Phase I of the remodeling of the golf center included the entire golf shop, activities area/golf check-in and restaurant area and was completed in the first quarter of 2015.  Phase II is expected to begin in the second or third quarter of 2015 and will involve remodeling the driving range area and additional construction in the golf shop.

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

Note 7 – Stockholders' deficit

Preferred stock

As of March 31, 2015, we had no preferred shares issued and outstanding.

Common stock

As of March 31, 2015, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

Equity-based compensation

On May 24, 2013, the Company granted 68,000 shares of restricted common stock to one director and one employee for services. In accordance with the terms of the grant, the shares will vest in full at the end of two years from the date of grant for the director. The restricted common stock granted to the employee will vest in full at the end of three years from the date of grant. The Company has recorded prepaid stock-based compensation of $3,211 representing the estimated fair value on the date of grant, and will amortize the fair market value of the shares to compensation expense ratably over the two and three year vesting periods.

Note 8 – Subsequent Events

On March 30, 2015 the Company received a payment under the TMaG agreement as disclosed in Note 6 – Commitments.

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

As part of the Sponsorship Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount.  In addition, AAGC received a payment of $200,000 within a few days of signing the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG was to make additional payments to AAGC on each of March 26, 2015 and March 26, 2015.  The last payment, in the amount of $100,000, was received on April 3, 2015.  The Company will recognize these payments as revenue on a straight-line basis over the term of the agreement.

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.  Phase I of the remodeling of the golf center included the entire golf shop, activities area/golf check-in and restaurant area and was completed in the first quarter of 2015.  Phase II is expected to begin in the second or third quarter of 2015 and will involve remodeling the driving range area and additional construction in the golf shop.

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

On January 25, 2011, The 305 Group leased the restaurant at the TaylorMade Golf Experience.  They renamed the restaurant The Upper Deck Grill and Sports Lounge.  The tenant remodeled the entire restaurant space and opened to the public on April 28, 2011. They offer fresh made foods for the restaurant and bar. In 2014 the restaurant was unable to make appropriate lease payments and the lease was terminated and a new lease was entered into effective March 1, 2014 that places the restaurant on a month to month lease at a rate of $3,320 a month plus percentage rent when certain sale amounts are reached. There is to be a 4% increase in the base rent each year.

Results of Operations for the three months ended March 31, 2015 and 2014 compared.

INCOME:

Revenue

Our revenue for the three months ended March 31, 2015 was $520,030 compared to $571,954 in the three months ended March 31, 2014, a decrease of $51,924, or 9.08%.  The decrease in revenue was due to fewer special events taking place in the first quarter of 2015 as compared to 2014.  Revenue-Related Party for the three months ended March 31, 2015 was $40,950, compared to $40,950 in 2014.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the three months ended March 31, 2015 was $144,515, a decrease of $44,545 or 23.56% from $189,060 for the three month period ended March 31, 2014.  The decrease is attributed to fewer large expenses in 2015. Such expenses include range equipment and accessories and golf course equipment and accessories.

Gross profit as a percentage of sales increased to 74.24%, for the three months ended March 31, 2015.  Gross profit as a percentage of sales was 69.15% for the three months ended March 31, 2014.  The increase in gross profit is due to the factors discussed above.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $340,546, a decrease of $3,509 or 1.02%, from $344,055 for the three months ended March 31, 2014.  Expenses were slightly down over the prior year due to management’s continued effort to reduce expenses in all areas.

Depreciation and amortization expenses for the three months ended March 31, 2015 were $27,314 a decrease of $891, or 3.16% from $28,205 for the three months ended March 31, 2014.  This expense is virtually unchanged from the prior year.

Total Expenses

Our overall operating expenses decreased from $372,260 for the three months ended March 31, 2014 to $367,860 in 2015. The decrease in total expenses was $4,400 or 1.18%.  This is due to management monitoring all areas of expense and working to keep expenses within their budgets.

Net Income (Loss) from Operations

We had net income from operations of $48,605 for the three months ended March 31, 2015 as compared to net loss from operations of $51,584 for the three months ended March 31, 2014 a decrease of $2,979 or 5.78%.

Interest Expense

Our interest expense decreased by 0.24% or $320 from $133,544 for the three months ended March 31, 2014 to $133,224 for the three months ended March 31, 2015.

Net Loss

The net loss before non-controlling interest for the three months ended March 31, 2015 was $84,619 as compared to $81,960 for the same period in 2014. The decrease of $2,659 or 3.24% is due to a decrease in expenses and other expenses.

The net income attributable to non-controlling interest for the second quarter of 2015 was $52,435 as compared to $60,049 for the same period in 2014.  That resulted in net loss attributable to All-American Sport Park of $137,054 for 2015 as compared to $142,009 for 2014.

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

The following table summarizes our current assets, liabilities, and working capital at March 31, 2015 compared to December 31, 2014.

	March 31, 2015	December 31, 2014	Increase / (Decrease)
			$	%

Current Assets	$66,443	$10,937	$55,506	507.51%
Current Liabilities	12,550,799	12,485,970	(64,829)	(0.52%)
Working Capital Deficit	$12,484,356	$12,475,033

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

As of March 31, 2015, our cash balance was $52,030.  Because our cash flow has been good in the first quarter of 2015, we are working on paying down some debt and also providing some equipment upgrade that will keep the repair expenses down, as our current equipment is aging.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2015.

We did not repurchase any of our equity securities during the quarter ended March 31, 2015.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  May 14, 2015                                                                                  By: /s/ Ronals Boreta

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