Form 10-Q
period 2015-06-30
ALL AMERICAN SPORTPARK INC
filed 2015-08-14
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨(Do not check if a smaller reporting company)	Smaller reporting company x

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes Nox

     The number of shares of Common Stock, $0.001 par value, outstanding on August 12, 2015 was 4,624,123 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX

		Page
		Number
PART I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 (Unaudited)
		1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
		4
	Notes to Condensed Consolidated Financial Statements (Unaudited)
		5
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Changes in Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		21

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014

Assets

Current assets:
Cash	$18,566	$2,200
Accounts receivable	5,620	3,000
Prepaid expenses and other current assets	26,082	5,737
Total current assets	50,267	10,937

Property and equipment, net of accumulated depreciation of $756,040 and $728,726, as of June 30, 2015 and December 31, 2014, respectively

	563,487	601,164

Total Assets	$613,755	$612,101

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$2,225	$20,018
Accounts payable and accrued expenses	586,096	531,025
Current portion of deferred revenue	100,000	75,000
Current portion of notes payable - related parties	4,294,226	4,386,056
Current portion due to related parties	1,670,411	1,617,550
Current portion of capital lease obligation	31,292	30,520
Accrued interest payable - related party	5,995,085	5,825,801
Total current liabilities	12,679,335	12,485,970

Long-term liabilities:
Long-term portion of capital lease obligation	49,965	65,806
Deferred revenue	175,000	100,000
Deferred rent liability	582,328	604,219
Total long-term liabilities	807,293	770,025

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,522,123 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively

	4,624	4,624
Prepaid equity-based compensation	(1,794)	(4,626)
Additional paid-in capital	14,408,270	14,408,270

Accumulated deficit	(27,760,996)	(27,450,306)
Total All-American SportPark, Inc. stockholders' deficit	(13,349,896)	(13,042,038)
Non-controlling interest in net assets of subsidiary	477,023	398,144
Total stockholders' deficit	(12,872,873)	(12,643,894)

Total Liabilities and Stockholders' Deficit	$613,755	$612,101

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSILIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$495,554	$555,689	$1,015,554	$1,102,644
Revenue - Related Party	40,950	40,950	81,900	81,900
Total Revenue	536,504	596,639	1,097,454	1,184,544
Cost of revenue	152,213	175,467	297,728	364,527
Gross profit	384,291	421,172	799,726	820,017
Expenses:
General and administrative expenses	369,005	359,440	709,551	703,495
Depreciation and amortization	27,841	30,524	55,155	58,729
Total expenses	396,846	389,964	764,706	762,224
Net operating income (loss)	(13,555)	31,208	35,020	57,793
Other income (expense):
Interest expense	(133,609)	(133,087)	(266,833)	(266,631)
Other income (expense)	-	-	-	-
Total other expense	(133,609)	(133,087)	(266,833)	(266,631)
Net loss before provision for income tax	(147,164)	(101,879)	(231,813)	(208,838)
Provision for income tax expense	-	-	-	-
Net loss	(147,164)	(101,879)	(231,813)	(208,838)
Net income attributable to non-controlling interest
	26,444	33,151	78,879	93,200
Net loss attributable to All-American SportPark, Inc.
	$(173,608)	$(160,029)	$(310,692)	$(302,038)

Net loss per share - basic and fully diluted	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Weighted average number of common shares outstanding - basic and fully diluted

	4,624,123	4,624,123	4,624,123	4,624,123

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities

Net loss	$(231,813)	$(208,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	55,155	58,729
	2,832	2,834
Changes in operating assets and liabilities:
Accounts receivable	(2,620)	(2,397)
Prepaid expenses and other current assets	(20,344)	(7,087)
Cash issued in excess of available funds	(17,793)	(13,492)
Accounts payable and accrued expenses	55,070	43,110
Deferred revenue	100,000	100,000
Deferred rent liability	(21,891)	(21,890)
Accrued interest payable - related party	169,285	213,768
Net cash provided by operating activities	87,880	164,737

Cash flows from investing activities
Purchase of property and equipment	(17,478)	(55,024)
Net cash used in investing activities	(17,478)	(55,024)

Cash flows from financing activities
Proceeds from related parties	85,623	30,749
Repayments to related parties	-	-
Payment on capital lease obligation	(15,069)	(14,633)
Proceeds from note payable – related parties	(32,762)	(95,500)
Payments on notes payable – related parties	(91,830)	-
Net cash used in financing activities	(54,038)	(78,844)

Net increase in cash	16,366	30,829
Cash – beginning	2,200	-
Cash – ending	$18,566	$30,829
Supplemental disclosures:
Interest paid	$43,926	$2,986
Income taxes paid	$-	$-

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

Note 2 – Going concern

As of June 30, 2015, we had an accumulated deficit of $27,629,068. In addition, the Company’s current liabilities exceed its current assets by $12,629,068 as of June 30, 2015.

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

Note 4 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At June 30, 2015, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As of June 30, 2015, St. Andrews Golf Shop, our minority interest partner and a related party, held a $450,579 interest in the net asset value of our subsidiary AAGC and a $78,879 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $13,860 and $15,653 for the six months ended June 30, 2015 and 2014, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,670,411 and $1,617,550 as of June 30, 2015 and December 31, 2014, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state. The amounts deferred for the first six months of 2015 and 2014 were $48,750 and $48,750, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of June 30, 2015, and December 31, 2014, respectively:

	2015	2014
Various notes payable to Vaso Boreta
bearing 10% per annum and due on
demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC,
owned by the chairman of the board,
bearing 10% per annum and due on
demand (2)	$100,000	$100,000

Various notes payable to SAGS, bearing
10% per annum and due on demand (3)	704,656	$813,846

Various short term notes payable to the
Westside 15 Store, bearing 10% per
annum and due on demand (5)	$88,921	$71,561

Note payable to BE, III bearing 10% per
annum and due on demand (6)	$200,500	$200,500

Total	$4,294,226	$4,386,056

1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013.
2)	BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The Notes are in the principal amount of $37,500 each.
5)	The Westside 15 Store is owned by Ronald Boreta and John Boreta
6)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of June 30, 2015 are due and payable upon demand. At June 30, 2015, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of June 30, 2015 and December 31, 2014, accrued interest payable - related parties related to the notes payable – related parties totaled $5,995,085 and $5,825,801 respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the three months ending June 30, 2015 and 2014, the Company recognized rental income totaling $81,900 and $81,900, respectively.

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

At June 30, 2015, minimum future lease payments under non-cancelable operating leases are as follows:

2015	$397,380
2016	529,840
2017	543,086
Thereafter	2,768,416
Total	$4,238,724

Total rent expense for this operating lease was $264,918 and $264,918 for the six months ended June 30, 2015 and 2014.

Capital Lease

The Company entered into a capital lease for new Club Car gas powered golf carts. The lease is 48 months in length and started on December 8, 2013. The Company pays $2,887 a month in principal and interest expense related to the lease.

The following is a schedule by year of future minimum payments required under these lease agreements.

Yearly Amount
2015	$14,371
2016	32,082
2017	22,724
Total	$69,177

Accumulated depreciation for the capital leases as of June 30, 2015 and December 31, 2014 was $59,056 and $50,820, respectively.

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

Note 7 – Stockholders' deficit

Preferred stock

As of June 30, 2015, we had no preferred shares issued and outstanding.

Common stock

As of June 30, 2015, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

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

Note 8 – Subsequent Events

After a review of all business dealings, the Company determined that it had no subsequent events to disclose.

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

Results of Operations for the three months ended June 30, 2015 and 2014 compared.

INCOME:

Revenue

Our revenue for the three months ended June 30, 2015 was $495,554 compared to $555,689 in the three months ended June 30, 2014, a decrease of $60,135, or 10.82%. The decrease in revenues has been attributed to a downward turn in the golf industry nationally. Our business in all areas of the golf course is down, including the driving range, special events and leagues. Revenue-Related Party for the three months ended June 30, 2015 was $40,950, compared to $40,950 in 2014.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the three months ended June 30, 2015 was $152,213, a decrease of $23,254 or 13.25% from $175,467 for the three month period ended June 30, 2014. The decrease was related to a conscious effort by management to cut back payroll and other golf course related expenses whenever possible.

Gross profit as a percentage of sales increased to 71.3%, for the three months ended June 30, 2015. Gross profit as a percentage of sales was 70.5% for the three months ended June 30, 2014.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 were $369,005, an increase of $10,406 from $359,440 for the three months ended June 30, 2014.

Depreciation and amortization expenses for the three months ended June 30, 2015 were $27,841 a decrease of $2,683, from $30,524 for the three months ended June 30, 2014. This expense is virtually unchanged from the prior year.

Total Expenses

Our overall operating expenses increased from $389,964 for the three months ended June 30, 2014 to $396,846 in 2015. The increase in total expenses was $6,882 or 1.76%. Total expenses were virtually unchanged from the prior year

Net Income (Loss) from Operations

We had a net loss from operations of ($13,555) for the three months ended June 30, 2015 as compared to net income from operations of $31,208 for the three months ended June 30, 2014.

Interest Expense

Our interest expense increased from $133,087 for the three months ended June 30, 2014 to $133,609 for the three months ended June 30, 2015.

Net Loss

The net loss before non-controlling interest for the three months ended June 30, 2015 was $147,164 as compared to $101,879 for the same period in 2014. The increase in net loss from operations was due to the decrease in golf rounds and driving range buckets which resulted in decreased revenue for the three months ended June 30, 2015

The net increase attributable to non-controlling interest for the second quarter of 2015 was $26,444 as compared to $33,151 for the same period in 2014. That resulted in net loss attributable to All-American Sport Park of $173,608 for 2015 as compared to $160,029 for 2014.

Results of Operations for the six months ended June 30, 2015 and 2014 compared. INCOME: Revenue

Our revenue for the six months ended June 30, 2015 was $1,015,554 as compared to $1,102,644 for the six months ended June 30, 2014, a decrease of $87,090, or 7.89%. The revenue decrease is due to a downward turn in the golf industry nationally. Our business in all areas of the golf course is down, including the driving range, special events and leagues.

Revenue-Related Party for the six months ended June 30, 2015 was $81,900, compared to $81,900 for the six months ended June 30, 2014.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies. Our cost of sales for the six months ended June 30, 2015 was $297,728, a decrease of $66,799 or 18.3% from $364,527 for the six month period ended June 30, 2014. The decrease was related to a decrease in payroll expenses as our management consciously tried to reduce expenses due to the downturn in the golf industry.

Gross profit as a percentage of sales was 72.8% for the six months ended June 30, 2015 and 69.2% for the six months ended June 30, 2014.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $709,551 an increase of $6,056 or .86%, from $703,495 for the six months ended June 30, 2014. These expenses were virtually unchanged.

Depreciation and amortization expenses for the six months ended June 30, 2015 were $55,155 a decrease of $3,574, or 6.08% from $58,729 for the six months ended June 30, 2015.

Total Expenses

Our overall operating expenses increased $2,482 or .33% from $762,224 in 2014 to $764,706 for the six months ended June 30, 2015. Total costs remained unchanged.

Net Income (Loss) from Operations

We had net income from operations of $35,020 for the six months ended June 30, 2015 a decrease of $22,773 or 39.4%. The decrease in net income from operations was due to a decrease in revenue and unchanged expenses for the six months ended June 30, 2015.

Interest Expense

Our interest expense increased from $266,631 for the six months ended June 30, 2015 to $266,833 for the six months ended June 30, 2015

Net Loss

The net loss before non-controlling interest for the six months ended June 30, 2015 was $231,813 as compared to $208,838 for the same period in 2014. The increase of $22,975 or 11.00% is due to a decrease in revenue and unchanged expenses for the six months ended June 30, 2015.

The net increase attributable to non-controlling interest for the second quarter of 2015 was $78,879 as compared to $93,200 for the same period in 2014. That resulted in net loss attributable to All-American Sport Park of $310,692 for 2015 as compared to $302,038 for 2014.

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

The following table summarizes our current assets, liabilities, and working capital at June 30, 2015 compared to December 31, 2014.

	June 30,	December 31,	Increase / (Decrease)
	2015	2014	$	%

Current Assets	$50,267	$10,937	$39,333	354.55%
Current Liabilities	12,679,335	12,485,970	193,365	1.54%
Working Capital Deficit	$12,629,068	$12,475,033

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

As of June 30, 2015, our cash balance was $18,566. Because our cash flow has been good in the second quarter of 2015, we are working on paying down some debt and also providing some equipment upgrade that will keep the repair expenses down, as our current equipment is aging.

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

Recent Accounting Developments

The Company believes there are no additional new accounting guidance adopted but not yet effective that are relevant to the readers of our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2015.

We did not repurchase any of our equity securities during the quarter ended June 30, 2015.

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

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: August 14, 2015	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)