Form 10-Q
period 2015-09-30
ALL AMERICAN SPORTPARK INC
filed 2015-11-16
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

      The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2015 was 4,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 (Unaudited)
		1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
		2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
		3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II:	Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Changes in Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014

Assets

Current assets:
Cash	$2,500	$2,200
Accounts receivable	3,330	3,000
Prepaid expenses and other current assets	16,045	5,737
Total current assets	21,875	10,937

Property and equipment, net of accumulated depreciation of $810,954 and $728,726, as of September 30, 2015 and December 31, 2014, respectively
	536,414	601,164

Total Assets	$558,289	$612,101

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$14,622	$20,018
Accounts payable and accrued expenses	652,212	531,025
Current portion of deferred revenue	100,000	75,000
Current portion of notes payable - related parties	4,294,226	4,386,056
Current portion due to related parties	1,697,289	1,617,550
Current portion of capital lease obligation	31,685	30,520
Accrued interest payable - related party	6,100,381	5,825,801
Total current liabilities	12,891,415	12,485,970

Long-term liabilities:
Long-term portion of capital lease obligation	41,794	65,806
Deferred revenue	150,000	100,000
Deferred rent liability	571,383	604,219
Total long-term liabilities	763,177	770,025

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively
	-	-
Common stock, $0.001 par value, 50,000,000 sharesauthorized, 4,624,123 and 4,624,123 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively
	4,624	4,624
Prepaid equity-based compensation	(1,511)	(4,626)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(27,969,510)	(27,450,306)
Total All-American SportPark, Inc. stockholders' deficit	(13,558,127)	(13,042,038)
Non-controlling interest in net assets of subsidiary	461,824	398,144
Total stockholders' deficit	(13,096,303)	(12,643,894)

Total Liabilities and Stockholders' Deficit	$558,289	$612,101

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSILIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$450,941	$433,317	$1,464,962	$1,535,961
Revenue - Related Party	40,950	40,950	122,850	122,850
Total Revenue	491,891	474,267	1,587,812	1,658,811
Cost of revenue	196,178	171,615	494,446	536,142
Gross profit	295,173	302,652	1,093,366	1,122,669

Expenses:
General and administrative expenses	359, 977	391,422	1,067,995	1,094,917
Depreciation and amortization	27,073	27,234	82,228	85,963
Total expenses	387,050	418,656	1,150,223	1,180,880
Net operating loss	(91,877)	(116,004)	(56,857)	(58,211)

Other income (expense):
Interest expense	(131,834)	(133,164)	(398,667)	(399,795)
Other income (expense)	-	-	-	-
Total other expense	(131,834)	(133,164)	(398,667)	(399,975)
Net loss before provision for income tax	(223,711)	(249,168)	(455,524)	(458,005)
Provision for income tax expense	-	-	-	-
Net loss	(223,711)	(249,168)	(455,524)	(458,005)

Net income attributable to non-controlling interest	15,199	(19,567)	63,680	73,633

Net loss attributable to All-American SportPark, Inc.	$(208,512)	$(268,735)	$(519,204)	$(531,638)
Net loss per share - basic and fully diluted
	$(0.05)	$(0.06)	$(0.11)	$(0.11)
Weighted average number of common shares outstanding - basic and fully diluted	4,624,123	4,624,123	4,624,123	4,624,123

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities

Net loss	$(519,204)	$(458,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	82,228	85,963
Stock issued for services	3,115	4,252
Non-controlling interest	63,680	-
Changes in operating assets and liabilities:
Accounts receivable	(330)	(705)
Prepaid expenses and other current assets	(10,308)	(8,691)
Cash issued in excess of available funds	(5,396)	9,929
Accounts payable and accrued expenses	122,187	101,086
Deferred revenue	75,000	75,000
Deferred rent liability	(32,836)	(32,835)
Accrued interest payable - related party	274,580	320,560
Net cash provided by operating activities	52,716	96,553

Cash flows from investing activities
Purchase of property and equipment	(17,478)	(55,445)
Net cash used in investing activities	(17,478)	(55,445)

Cash flows from financing activities
Proceeds from related parties	79,739	43,097
Repayments to related parties	-	-
Payment on capital lease obligation	(22,847)	(23,205)
Proceeds from note payable – related parties	17,360	34,000
Payments on notes payable – related parties	(109,190)	(95,000)
Net cash used in financing activities	(34,938)	(41,108)
Net increase in cash	300	-
Cash – beginning	2,200	-
Cash – ending	$2,500	$-

Supplemental disclosures:
Interest paid	$43,926	$198
Income taxes paid	$-	$-

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

Note 2 – Going concern

As of September 30, 2015, we had an accumulated deficit of $27,969,510.  In addition, the Company’s current liabilities exceed its current assets by $12,869,540 as of September 30, 2015.

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

Note 4 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At September 30, 2015, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.  As of September 30, 2015, St. Andrews Golf Shop, our minority interest partner and a related party, held a $461,824 interest in the net asset value of our subsidiary AAGC and a $63,680 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $20,790 and $23,480 for the nine months ended September 30, 2015 and 2014, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,697,289 and $1,617,550 as of September 30, 2015 and December 31, 2014, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the first nine months of 2015 and 2014 were $45,000 and $28,125, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of September 30, 2015, and December 31, 2014, respectively:

	2015	2014
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand (2)	$100,000	$100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand (3)	$704,656	$813,846

Various short term notes payable to the Westside 15 Store, bearing 10% per annum and due on demand (4)	$88,921	$34,000

Note payable to BE, III bearing 10% per annum and due on demand (5)	$200,500	$200,500

Total	$4,294,226	$4,348,495

1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013.
2)	BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The Westside 15 Store is owned by Ronald Boreta and John Boreta
5)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of September 30, 2015 are due and payable upon demand. At September 30, 2015, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of September 30, 2015 and December 31, 2014, accrued interest payable - related parties related to the notes payable – related parties totaled $6,100,377 and $5,825,801 respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the nine months ending September 30, 2015 and 2014, the Company recognized rental income totaling $122,850 and $122,850 respectively.

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

At September 30, 2015, minimum future lease payments under non-cancelable operating leases are as follows:

2015	$132,460
2016	529,840
2017	397,380
Thereafter	3,311,500
Total	$4,371,180

Total rent expense for this operating lease was $264,918 and $397,380 for the nine months ended September 30, 2015 and 2014.

Capital Lease

The Company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 48 months in length and started on December 8, 2013.  The Company pays $2,887 a month in principal and interest expense related to the lease.

The following is a schedule by year of future minimum payments required under these lease agreements.

Yearly Amount
2015	$ 7,673
2016	32,082
2017	33,724
Total	73,479

Accumulated depreciation for the capital leases as of September 30, 2015 and December 31, 2014 was $58,643 and $33,936, respectively.

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

Note 7 – Stockholders' deficit

Preferred stock

As of September 30, 2015, we had no preferred shares issued and outstanding.

Common stock

As of September 30, 2015, we had 4,624,123 shares of $0.001 par value common stock issued and outstanding.

Equity-based compensation

On May 24, 2013, the Company granted 68,000 shares of restricted common stock to one director and one employee for services. In accordance with the terms of the grant, the shares will vest in full at the end of two years from the date of grant for the director. The restricted common stock granted to the employee will vest in full at the end of three years from the date of grant. The Company has recorded prepaid stock-based compensation of $13,600 representing the estimated fair value on the date of grant, and will amortize the fair market value of the shares to compensation expense ratably over the two and three year vesting periods. As of September 30, 2015, the Company has unamortized compensation of $1,511,

Note 8 – Subsequent Events

After a review of all business dealings, the Company determined that it had no subsequent events to disclose as of the date of this filing.

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

As part of the Sponsorship Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount.  In addition, AAGC received a payment of $200,000 within a few days of signing the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG was to make additional payments to AAGC on each of March 26, 2015 and March 26, 2015.  The second payment, in the amount of $150,000, was received on March 26, 2014. The last payment, in the amount of $150,000, was received on April 3, 2015.  The Company will recognize these payments as revenue on a straight-line basis over the term of the agreement.

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

Results of Operations for the three months ended September 30, 2015 and 2014 compared.

INCOME:

Revenue

Our revenue for the three months ended September 30, 2015 was $450,941compared to $433,317 in the three months ended September 30, 2014, an increase of $17,623, or 3.91%.  The revenue increase is mostly related to resident weekly play. Local customers took advantage of a daily ‘Happy Hour” special . Revenue-Related Party for the three months ended September 30, 2015 was $40,950, compared to $40,950 in 2014.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the three months ended September 30, 2015 was $196,718, an increase of $25,103 or 14.63% from $171,615 for the three month period ended September 30, 2014.  The increase was related to additional course maintenance and landscape improvements.

Gross profit as a percentage of sales decreased to 60.01%, for the three months ended September 30, 2015.  Gross profit as a percentage of sales was 63.81% for the three months ended September 30, 2014.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $359,997, a decrease of $31,448 from $391,422 for the three months ended September 30, 2014.  Our accounting costs were reduced as we moved to two part time accounting employees, instead of one full time and one part time.  We also removed a substantial salary in the merchandising department in April 2015.

Depreciation and amortization expenses for the three months ended September 30, 2015 were $27,073 a decrease of $161, from $27,234 for the three months ended September 30, 2014.  This expense is virtually unchanged from the prior year.

Total Expenses

Our overall operating expenses decreased from $418,656 for the three months ended September 30, 2014 to $387,050 in 2015. The decrease in total expenses was $31,606 or 7.55%.  The decrease in total expenses was due to the reduced amount of general and administration cost.

Net Income (Loss) from Operations

We had a net loss from operations of ($91,877) for the three months ended September 30, 2015 as compared to net loss from operations of ($116,004) for the three months ended September 30, 2014. The decrease was due to the decrease in general and administrative costs.

Interest Expense

Our interest expense decreased from $133,164 for the three months ended September 30, 2014 to $131,834 for the three months ended September 30, 2015.

Net Loss

The net loss before non-controlling interest for the three months ended September 30, 2015 was $223,711 as compared to $249,168 for the same period in 2014. The decrease in net loss from operations was due to the decrease in general and administrative costs.

The net increase attributable to non-controlling interest for the three months ended September 30, 2015 was $15,199 as compared to ($60,049) for the same period in 2014.  That resulted in net loss attributable to All-American Sport Park of $208,512 for 2015 as compared to $189,119 for 2014.

Results of Operations for the nine months ended September 30, 2015 and 2014 compared.

INCOME:

Revenue

Our revenue for the nine months ended September 30, 2015 was $1,464,962 as compared to $1,535,961 for the nine months ended September 30, 2014, a decrease of $70,999, or 4.62%.  The revenue decrease is attributed to a general downward turn in the golf industry nationally.  Our business in all areas of the golf course is down overall during 2015, including the driving range, special events and leagues.

Revenue-Related Party for the nine months ended September 30, 2015 was $122,850, compared to $122,850 for the nine months ended September 30, 2014.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the nine months ended September 30, 2015 was $494,446, a decrease of $41,696 or 7.78% from $536,142 for the nine month period ended September 30, 2014.  The decrease was related to a reduction in payroll expenses as our management consciously tried to reduce expenses due to the downturn in the golf industry.

Gross profit as a percentage of sales was 68.86% for the nine months ended September 30, 2015 and 67.68% for the nine months ended September 30, 2014.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 were $1,067,995 a decrease of $26,921 or 2.46%, from $1,094,916 for the nine months ended September 30, 2014.  The decrease is due to changes in accounting and merchandising staffing.

Depreciation and amortization expenses for the nine months ended September 30, 2015 were $82,228 a decrease of $3,735, or 4.34% from $85,963 for the nine months ended September 30, 2015.

Total Expenses

Our overall operating expenses decreased $30,656 or 2.69% from $1,180,879 in 2014 to $1,150,223 for the nine months ended September 30, 2015.  The decrease was primarily due to the reduction in general and administrative expenses.

Net Income (Loss) from Operations

We had a net loss from operations of ($56,857) for the nine months ended September 30, 2015, a decrease of $1,353 or 2.32%.

Interest Expense

Our interest expense decreased from $399,795 for the nine months ended September 30, 2014 to $398,677 for the nine months ended September 30, 2015.

Net Loss

The net loss before non-controlling interest for the nine months ended September 30, 2015 was $455,524 as compared to $458,005 for the same period in 2014. The increase of $2,481 or 0.54% virtually unchanged.

The net increase attributable to non-controlling interest for the third quarter of 2015 was $63,680 as compared to $73,633 for the same period in 2014.  That resulted in net loss attributable to All-American Sport Park of $519,204 for 2015 as compared to $531,638 for 2014.

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

The following table summarizes our current assets, liabilities, and working capital at June 30, 2015 compared to December 31, 2014.

	September 30, 2015	December 31, 2014	Increase / (Decrease)
			$	%

Current Assets	$21,875	$10,937	$10,938	100.01%
Current Liabilities	12,891,415	12,485,970	405,115	3.25%
Working Capital Deficit	$12,869,540	$12,475,033

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

As of September, 2015, our cash balance was $2,500. Our cash flow has been tight in the third quarter of 2015, We are working on providing some equipment upgrades that will help keep  repair expenses down, as our current equipment is aging.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2015.

We did not repurchase any of our equity securities during the quarter ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Incorporated by reference
Exhibit		Filed		Period	Exhibit	Filing
number	Exhibit description	herewith	Form	ending	No.	date

31	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

                Date:  November 16, 2015                                                   By:

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