Form 10-K
period 2015-12-31
ALL AMERICAN SPORTPARK INC
filed 2016-03-30
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐Yes   ☒No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐Yes   ☒No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes   ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒Yes   ☐No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒No

     As of June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $920,337 based on the last sale price reported for the registrant’s Common Stock on the OTC Bulletin Board of $0.51 per share on such date.

     The number of shares of Common Stock, $0.001 par value, outstanding on March 20, 2016 was 4,624,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-K
	INDEX
		Page
		Number
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	6
ITEM 2.	PROPERTIES	6
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	MINE SAFETY DISCLOSURES	7
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7
ITEM 6.	SELECTED FINANCIAL DATA	8
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	14
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	14
ITEM 9A.	CONTROLS AND PROCEDURES	15
ITEM 9B.	OTHER INFORMATION	16
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	17
ITEM 11.	EXECUTIVE COMPENSATION	19

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

As part of the Sponsorship Agreement, TMaG agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount.  In addition AAGC received a payment of $200,000 upon execution of the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Sponsorship Agreement TMaG was to make additional payments to AAGC on each of March 26, 2014 and March 26, 2015.  In March 2015, AAGC received the final payment in the amount of $150,000.

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

The TMGE is strategically positioned within a few miles of the largest hotels and casinos in the world. According to the Las Vegas Convention and Visitors Authority, Las Vegas had 42,312,216 visitors in 2015. There are 149,213 hotel rooms in Las Vegas and, according to the Las Vegas Convention and Visitors Authority, eighteen of the top twenty-five largest hotels in the world are within five miles of the TMGE. They include the MGM Grand, Mandalay Bay, Luxor, Bellagio, Monte Carlo, and the City Center. The TMGE is also adjacent to McCarran International Airport, the 25th busiest airport in the world with passenger traffic of 45,389,074 during 2015 according to the Las Vegas Convention and Visitors Authority. The city of Las Vegas population is 619,419 while the Las Vegas valley (Clark County) residential population is 2,102,238.

The TMGE includes a two tiered, 110-station, driving range. The driving range is designed to have the appearance of an actual golf course with ten impact greens and island greens. Pro-line equipment and popular brand name TaylorMade golf balls are utilized throughout the TMGE. In addition to the driving range, the TMGE has a lighted, nine-hole, par three golf course, named the “Divine Nine.” The golf course has been designed to be challenging, with golf cart paths and designated practice putting and chipping areas. At the entrance to the TMGE is a 20,000 square foot clubhouse which includes two advanced state of the art golf swing analyzing systems developed by TMaG, and two tenant operations: (a) the Saint Andrews Golf Shop featuring the latest in TaylorMade Adidas equipment and accessories, and (b) the Flight Deck Bar and Grill, which features an outdoor patio overlooking the golf course and driving range with the Las Vegas “Strip” in the background.

The Company subleases space in the clubhouse to Saint Andrews. Base rent was initially $13,104 per month through July 2012 with a 5% increase for each of the two 5-year options to extend in July 2012 and July 2017. Saint Andrews exercised its first option to extend the lease through July 2017. For the years ended December 31, 2015 and 2014, the Company recognized rental income totaling $166,779 and $163,800 respectively from this tenant.

LIABILITY INSURANCE

The Company has a comprehensive general liability insurance policy to cover possible claims for injury and damages from accidents and similar activities, with a limit of $2 million per occurrence, and an umbrella policy that provides an addition at $2 million per occurrence for any amounts that exceed the limits of the general liability policy. Although management of the Company believes that its insurance levels are sufficient to cover all future claims, there is no assurance it will be sufficient to cover all future claims.

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

EMPLOYEES

As of March 7, 2016, there were 3 full-time and 2 part-time employees at the Company’s executive offices, and 4 full-time and 23 part-time employees at the TMGE.

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

The second tenant is the Flight Deck Bar and Grill that occupies approximately 3,000 square feet of restaurant space.  The lease between the Company Forever I, LLC, operators of Flight Deck Bar and Grill, was signed June 29, 2015 and the facility opened to the public in September of 2015. This lease is for a period of five years.  The restaurant currently pays $3,500 in rent monthly.

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

	HIGH	LOW
Year Ended December 31, 2015:
First Quarter	$0.85	$0.35
Second Quarter	$0.59	$0.35
Third Quarter	$0.59	$0.25
Fourth Quarter	$0.38	$0.09

Year Ended December 31, 2014:
First Quarter	$1.20	$0.75
Second Quarter	$2.49	$1.00
Third Quarter	$3.15	$1.25
Fourth Quarter	$2.47	$0.70

HOLDERS

The number of holders of record of the Company’s $.001 par value common stock as of March 10, 2016 was approximately 1,042. This does not include approximately 1,500 shareholders’ who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

There were no sales of unregistered securities during the fourth quarter of the year ended December 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumption and estimate on historical experience and other factors that management believes are relevant at the time our consolidated financial statements are prepared. On a periodic basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the estimates and assumptions, and such differences could be material.

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

OVERVIEW

Our operations consist of the management and operation of the TaylorMade Golf Experience (“TMGE”). The TMGE includes a par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, and a 20,000 square foot clubhouse, which includes two TaylorMade fitting bays; Saint Andrews Golf Shop carrying the latest golf products featuring TaylorMade and adidas Golf; and the Flight Deck Bar and Grill. TMGE has been listed as the number one driving range in America by Golf Digest Magazine several times, as recently as August 2010.

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

As part of the Sponsorship Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and two new performance bays up to a specified maximum amount.  In addition, AAGC received a payment of $200,000 within a few days of signing the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Sponsorship Agreement TMaG made additional payments to AAGC on each of March 26, 2014 and March 26, 2015.  The Company recognized these payments as revenue on a straight-line basis over the term of the agreement. In March 2014, AAGC received the second payment in the amount of $150,000. In March 2015, AAGC received the final payment.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2015 VERSUS YEAR ENDING DECEMBER 31, 2014.

REVENUES

Revenues for 2015 decreased by $117,836 to $1,850,323 compared to $1,968,159 in 2014. Golf course green fees decreased to $471,854 in 2015 compared to $555,987 in 2014. Driving Range revenue decreased for 2015 by $45,509 to $751,570 in 2015 compared to $797,079 in 2014. Driving range rounds were down in 2015 over 2014 due to general downturn in the popularity of golf nationwide.  In an attempt to reverse this trend, we have advertised several special offers and have increased our efforts to attract special events. Rentals for golf carts and golf clubs increased by $45,981 in 2015 to $364,438 as compared to $318,457 in 2014.   Revenue from related parties remained relatively flat from $163,800 in 2014 to $166,799 in 2015

COST OF REVENUES

Costs of revenues decreased by $50,822 to $620,296 during 2015 as compared to $671,118 in 2014.  This decrease is due to no major equipment failures occurring during 2015 as well as maintaining staffing levels at the TMGE consistent throughout the year.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs. These expenses remained relatively unchanged with a decrease of $12,099 to $1,432,615 in 2015 from $1,444,714 in 2014.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2015 and 2014 there was no impairment on property and equipment.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $2,861 in 2015 to $110,031 from $112,892 in 2014. The decrease in depreciation is a result of several assets reaching their full depreciation during 2015.

OTHER INCOME AND INTEREST EXPENSE

Interest expense decreased in 2015 by $722 to $530,507 from $531,229 in 2014

NET LOSS

In 2015, the net loss (before non-controlling interest) was $676,347 as compared to net loss of $624,994 in 2014. This increase in net loss is consistent with the decrease in revenue and the relatively unchanged general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our current assets, liabilities, and working capital at December 31, 2015 compared to December 31, 2014.

	December 31, 2015	December 31, 2014	Increase / (Decrease)
			$	%

Current Assets	$39,469	$10,937	28,532	260.8%
Current Liabilities	13,189,340	12,485,970	703,370	5.6%
Working Capital Deficit	$ (13,149,871)	$ (12,475,033)	674,838)	5.4%

The net cash used for operating activities increased to $50,611 in 2015 compared to $33,168 in 2014.  The majority of that increase came from accounts payables items with related parties.  The company invested $36,240 into equipment in 2015 as compared to $50,487 in 2014.  The cash flows from financing decreased from net cash provided by financing activities of $19,501 in 2014 to net cash used in financing activities of $10,715 in 2015.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	53	President, Chief Executive Officer, Treasurer, Secretary and Director

Steven Miller	72	Director
Cara Corrigan	54	Director
John Boreta	55	Director

Ronald Boreta and John Boreta are brothers. There are no other family relationships between any of the Directors and Executive Officers of the Company.

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

Mr. Boreta devotes approximately 90% of his time to the business of the Company.  Ronald S. Boreta was selected to be a Director of the Company because of his long experience with the Company and because he has served as its sole executive officer for many years.  He has also served as an executive officer and director of another publicly-held company, Sports Entertainment Enterprises, Inc. (subsequently named "CKX, Inc.").

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

CARA CORRIGAN started as an employee of the Company in 1997 as the Assistant Controller and then became the Executive Assistant to the President (Ronald Boreta) in 1999 and served as his assistant until June of 2008.  In June of 2009, she became the Company’s Corporate Controller working in that position until May of 2015. Ms. Corrigan proved herself a dedicated employee with the Company and continues to be well aware of the activities and direction of the Company. She gained knowledge about the golf industry through the many individuals she met while employed with the Company, and used that information to help advise the Company with regard to many aspects of its business during her tenure.  Ms. Corrigan now lives in Reno, NV  where she is the Financial Controller for a business conglomerate that includes real estate, a clothing line, autos and horses.  Mrs. Corrigan oversees all aspects of the business including working internationally with the Danish Office.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2013, 2014 and 2015 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION				STOCK	OPTION	ALL OTHER
		SALARY	BONUS	AWARDS	AWARDS	COMPEN-	TOTAL
	YEAR	($)	($)(1)	($)	($)	SATION	($)
						($)(1)

Ronald S. Boreta, President
	2014	$120,000	$0	--	--	$19,082	$139,082
	2015	$120,000	$0	--	--	$15,209	$135,209

_________________________

 (1) For 2014, these amounts were auto expenses of  $19,082.  For 2015, these amounts were auto expenses of  $15,209.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2015.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. During 2011 and 2012, no compensation was paid to the Company's directors for their services in that capacity.  In 2013 compensation of 34,000 shares of stock was granted to Vaso Boreta for his prior service as a director. In 2014 and 2015 no compensation was paid to the company’s directors for their services.

Steve Miller was granted 34,000 shares of stock in connection with his election to the Board of Directors.  This stock is subject to a restricted stock agreement and vested in full on May 24, 2015.

Cara received a salary of $30,910 as its Corporate Controller for her work through May 2015.

John Boreta is an employee of the Company's subsidiary and receives an annual salary of $75,000 as the General Manager of the TaylorMade Golf Experience.

EMPLOYMENT AGREEMENT

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he received a base salary that was increased to $120,000 beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2013, but he continues to be employed by the Company on the same basis. Ronald S. Boreta receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage which totals $758 a month. The Company also paid all dues and expenses for membership at a local country club at which Ronald S. Boreta entertained business contacts for the Company.  The payments for membership dues ended when the President ended his club membership at the end of 2013.  Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2016 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ronald S. Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	650,484	(1)	14.07%

ASI Group, LLC Investment AKA, LLC c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	1,589,167	(4)	34.37%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	511,890	(2)	11.07%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784	(3)	7.80%

Steve Miller 3883 Howard Hughes Pkwy., 8th Fl. Las Vegas, NV 89169	34,000	(5)	0.07%

Cara Corrigan 6730 Las Vegas Blvd. South Las Vegas, NV 89119	34,000	(5)	0.07%

All Directors and Executive Officers as a Group (4 persons)	1,230,374	(6)	26.61%

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2015, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company’s employees have provided administrative/accounting support for three golf retail stores: one named Saint Andrews Golf Shop ("Saint Andrews") and the other two named Las Vegas Golf and Tennis ("District Store" and “Westside Store”), owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company. The Saint Andrews store is the retail tenant in the TMGE.  The “District Store” closed in March of 2015.

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $20,925 and $19,875 for the years ended December 31, 2015 and 2014, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,724,286 and $1,617,550 as of December 31, 2015 and 2014, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for 2015 and 2014 were $97,500 and $97,500, respectively.

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

For the years ended December 31, 2015 and 2014, the Company recognized rental income totaling $166,799 and $163,800 from Saint Andrews.

Notes to Related Parties

The Company has various notes and interest payable to the following entities as of December 31, 2015 and 2014:

	2015	2014
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)
	$3,200,149	$3,200,149
Note payable to BE Holdings 1, LLC, bearing 10% per annum and due on demand (2)
	100,000	100,000
Various notes payable to SAGS, bearing 10% per annum and due on demand (3)
	704,656	813,846
Notes Payable Short-term Debt Westside 15, LLC With no interest based on payment made by end of December 2016 ((4)	93,921	71,561
Note payable to BE III, LLC, bearing 10% Per annum and due on demand (5)	200,500	200,500

TOTAL	$4,299,226	$4,386,056

1) Vaso Boreta is the former Company's Chairman of the Board who passed away in October 2014.
2) BE Holdings, LLC is owned by Ronald Boreta and John Boreta.
3) Saint Andrews is owned by Ronald Boreta and John Boreta.
4) Westside 15, LLC is owned by Ronald Boreta and John Boreta
5) BE III, LLC is owned by Ronald Boreta and John Boreta.

As of December 31, 2015 and 2014, accrued interest payable - related parties related to the notes payable – related parties totaled $6,205,675 and $5,825,801 respectively.

The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

Other Transactions

John Boreta, who became a Director of the Company in 2013, has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continues to be employed on the same basis. During 2015, John Boreta received compensation of $81,000 for his services in that capacity, which includes an auto allowance of $6,000.  He also received medical compensation of $15,662 for 2015.The Company’s Board of Directors believes that the above transactions were on terms no less favorable to the Company than if the transactions were with unrelated third parties.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2015 and 2014 by RBSM and LL Bradford for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by RBSM for tax compliance and tax advice for the fiscal years ended December 31, 2015 and 2014, were $5,000 during each year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
2	Agreement for the Purchase and Sale of Assets, as amended	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated February 26, 1997

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.2	Promissory Note to Vaso Boreta	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.3	Lease Agreement between Urban Land of Nevada and All-American Golf Center, LLC	Incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.4	Operating Agreement for All-American Golf, LLC, a limited liability company	Incorporated by reference to Exhibit 10.18 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.5	Promissory Note to Saint Andrews Golf, Ltd.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form-KSB for the year ended December 31, 2005

10.6	Promissory Note to BE Holdings I, LLC	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

10.7	Promissory Notes to Saint Andrews Golf Shop Ltd. and BE District, LLC during 2007	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

10.8	Settlement Agreement with Urban Land of Nevada, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2008

10.9	Customer Agreement among All-American SportPark, Inc.; All-American Golf Center, Inc.; Saint Andrews Golf Shop, Ltd.; and Callaway Golf Company dated June 19, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.10	Stock Transfer Agreement among All-American SportPark, Inc.; Saint Andrews Golf Shop, Ltd. and All-American Golf Center, Inc. dated June 15, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.11	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.12	Addendum No. 2 to Employment Agreement between Ronald Boreta and All-American SportPark, Inc. dated June 15, 2009.	Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.13	Agreement with AKA Investments, LLC dated September 23, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 24, 2009

10.14	First Amendment to Customer Agreement with Callaway Golf Company	Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the year ended December 31, 2013

10.15	Golf Center Sponsorship Agreement with Taylor Made Golf Company, Inc. *	Incorporated by reference Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014
10.16	Promissory notes to Ron Boreta and John Boreta dated December 18, 2014	Incorporated by reference Exhibit 10.16 to the Registrant’s Report on Form 10-K for the year ended December 31, 2014

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350	Filed herewith electronically

*	Confidential treatment has been granted as to a portion of this exhibit, which portion had been omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
All-American Sportpark, Inc.

We have audited the accompanying consolidated balance sheets of All-American Sportpark, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. All-American Sportpark, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-American Sportpark, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP RBSM, LLP

Henderson, Nevada

March 30, 2016

ALL-AMERICAN SPORTPARK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets

Current assets:
Cash	$5,856	$2,200
Accounts receivable	18,339	3,000
Prepaid expenses and other current assets	15,274	5,737
Total current assets	39,469	10,937

Property and equipment, net of accumulated depreciation of $838,758 and $726,592, respectively
	527,373	601,164

Total Assets	$566,842	$612,101

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$29,371	$20,018
Accounts payable and accrued expenses	304,250	282,375
Accounts Payable and accrued expense - related party Current portion of deferred revenue	469,450 125,000	248,650 75,000
Current portion of notes payable - related
parties	4,299,226	4,386,056
Current portion of due to related parties	1,724,286	1,617,550
Current portion of capital lease obligation	32,082	30,520
Accrued interest payable - related party	6,205,675	5,825,801
Total current liabilities	13,189,340	12,485,970

Long-term liabilities:
Long-term portion of capital lease
obligation	33,623	65,806
Deferred revenue	100,000	100,000
Deferred rent liability	560,438	604,219
Total long-term liabilities	694,061	770,025

Commitments and Contingencies

Stockholders' (deficit):
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,624,123 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively

	4,624	4,624
Prepaid equity-based compensation	(944)	(4,626)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(28,169,696)	(27,450,306)
Total All-American SportPark, Inc. stockholders’ deficit	(13,757,746)	(13,042,038)
Non-controlling interest in subsidiary	441,187	398,144
Total stockholder’s deficit	(13,316,559)	(12,643,894)

Total Liabilities and Stockholders' Deficit	$566,842	$ 612,101

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2015	2014

Revenue	$1,850,323	$1,968,159
Revenue – Related Party	166,779	163,800
Total Revenue	2,017,102	2,131,959

Cost of revenue	620,296	671,118

Gross profit	1,396,806	1,460,841

Expenses:
General & administrative	1,432,615	1,444,714
Depreciation and amortization	110,031	112,892
Total expenses	1,542,646	1,557,606

Loss from operations	(145,840)	(96,765)

Other expense
Interest expense	(530,507)	(531,229)

Total other expense	(503,507)	(531,229)

Net loss before provision for income tax	(676,347)	(624,994)
Provision for income tax expense	-	-
Net loss	(676,347)	(624,994)

Net income attributable to non-controlling interest	43,043	80,333
Net loss attributable to All-American SportPark, Inc.	$(719,390)	$(705,327)
Weighted average number of common shares outstanding-basic and fully diluted	4,624,123	4,624,123

Net loss per share – basic and fully diluted	$(0.15)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Prepaid Equity Based Compensation	Additional Paid in Capital		Non- Controlling Interest
					Accumulated Deficit
	Shares	Amount					Total
Balance, December 31, 2013	4,624,123	$ 4,624	$(10,294)	$ 14,408,270	$(27,450,306)	$ 317,811	$(12,024,568)

Amortization of prepaid equity based compensation	-	$ -	$ 5,668	$ -	$ -	$ -	$5,668

Net Loss	-	$ -	$ -	$ -	$ (705,327)	$80,333	$ (624,994)

Balance, December 31, 2014	4,624,123	$ 4,624	$ (4,626)	$ 14,408,270	(27,450,306)	$ 398,144	$(12,643,894)

Amortization of prepaid equity based compensation
	-	$ -	$ 3,682	$ -	$ -	$ -	$ 3,682

Net Loss	-	$ -	$ -	$ -	$ (719,390)	$ 43,043	$ (676,347)

Balance, December 31, 2015	4,624,123	$ 4,624	$ (944)	$ 14,408,270	$(28,169,696)	$ 441,187	$(13,316,559)

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(676,347)	$(624,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation expense	110,031	112,892
Loss on disposal of property and equipment	3,682	5,668

Changes in operating assets and liabilities:
Accounts receivable	(15,339)	(2,039)
Prepaid expenses	(9,537)	(2,066)
Cash in excess of available funds	9,353	(738)
Accounts payable and accrued expenses Accounts Payable and accrued expense-related parties	220,800 21,875	111,150 2,073
Deferred revenue	50,000	50,000
Deferred rent liability	(43,781)	(43,780)
Accrued interest payable – related parties	379,874	425,020
Net cash provided by (used in) operating activities	50,611	33,168

Cash flows from investing activities
Purchase of property and equipment	(36,240)	(50,487)
Net cash used in investing activities	(36,240)	(50,487)

Cash flows from financing activities
Proceeds from related parties	321,733	78,505
Payment to related parties Payments on capital lease obligation	(214,997) (30,621)	- (35,565)
Proceeds from notes payable – related parties	39,720	71,561
Payments on notes payable – related parties	(126,550)	(95,000)
Net cash provided by (used in) financing activities	(10,750)	19,501

Net increase (decrease) in cash	3,656	2,200
Cash – beginning	2,200	0
Cash – ending	$5,856	$2,200
Supplemental disclosures:

Interest paid	$43,926	$2,532

Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. (“AASP”) include the accounts of AASP and its 51% owned subsidiary, All-American Golf Center, Inc. (“AAGC”), collectively the “Company”. All significant intercompany accounts and transactions have been eliminated. The Company’s business operations consisting solely of the TaylorMade Golf Experience (“TMGE”) are included in AAGC.

b. BUSINESS ACTIVITIES

The TMGE includes the Divine Nine par 3 golf course fully lighted for night golf, a 110-tee two-tiered driving range, a 20,000 square foot clubhouse which includes two TaylorMade Golf fitting bays and two tenants: the Saint Andrews Golf Shop retail store, Flight Deck Bar and Grill.

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

e. ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $36,562 and $43,168 in 2015 and 2014, respectively.

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

g. COST OF REVENUES

Cost of revenues is primarily comprised of golf course and driving range employee payroll and benefits, operating supplies (e.g., driving range golf balls and golf course scorecards, etc.), and credit card and check processing fees.

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

At each of December 31, 2015 and 2014, the carrying amount of cash, accounts receivable, notes payable, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

l. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2015 and 2014.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 4,624,123 in 2015 and 4,624,123 in 2014, respectively.

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

NOTE 3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2015, the Company had net loss of $676,347. As of December 31, 2015, the Company had a working capital deficit of $13,149,871 and a shareholders' equity deficiency of $13,316,559.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $20,925 and $19,875 for the years ended December 31, 2015 and 2014, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President, his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,724,286 and $1,617,550 as of December 31, 2015 and 2014, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for 2015 and 2014 were $97,500 and $97,500, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of December 31, 2015 and 2014:

	2015	2014
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)
	$3,200,149	$3,200,149
Note payable to BE Holdings 1, LLC, bearing 10% per annum and due on demand (2)

	100,000	100,000
Various notes payable to SAGS, bearing 10% per annum and due on demand (3)
	704,656	813,846

Notes Payable Short-term Debt Westside 15, LLC With no interest based on payment made by end of December 2016 (4)	93,921	71,561

Note payable to BE III, LLC, bearing 10% Per annum and due on demand (4)	200,500	200,500

TOTAL	$4,299,226	$4,386,056

1) Vaso Boreta is the former Company's Chairman of the Board who passed away in October 2014.
2) BE Holdings, LLC is owned by Ronald Boreta and John Boreta.
3) Saint Andrews is owned by Ronald Boreta and John Boreta.
4) Westside 15, LLC is owned by Ronald Boreta and John Boreta.
5) BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable except Westside 15, LLC and the related accrued interest are payable upon demand. At December 31, 2015, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

Interest expense on related party notes totaled $530,507 and $531,229 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, accrued interest payable - related parties related to the notes payable – related parties totaled $6,205,675 and $5,825,801, respectively.

John Boreta, who became a Director of the Company in 2013, has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continues to be employed on the same basis. During 2014, John Boreta received compensation of $81,000 for his services in that capacity, which includes an auto allowance of $6,000.  He also received medical compensation of $15,662.  In 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he received a base salary that was increased to $120,000 beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2012, but he continues to be employed by the Company on the same basis. Ronald S. Boreta receives the use of an automobile, for which the Company pays all expenses and full medical and dental coverage which totals $758 a month. Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

Lease to SAGS

The TMGE has two tenant operations. The first is the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses of $13,104 for its retail and office space. The lease is for fifteen years through July 2012. The tenant has two options to extend for five years in July 2012 and July 2017 with a 5% rent increase for each extension. The Company will extend the lease in July 2017. The tenant extended their first option starting August 2012. For the years ended December 31, 2015 and 2014, the Company recognized rental income totaling $166,779 and $163,800 respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2015	2014
	--------------	--------------
Furniture and Equipment	$100,196	$63,956
Other Leasehold Improvement	160,886	160,886
Building	252,445	252,445
Land Improvements	495,351	495,351
Landscape Equipment	67,245	67,245
Other	145,563	145,563
Leased Equipment	144,445	142,247
	--------------	---------------
	1,366,131	1,327,693
Less: Accumulated Depreciation
	(838,757)	(726,529)
	$527,374	$601,164

Depreciation expenses totaled $110,031 and $112,892 for the years ended December 31, 2015 and 2014, respectively.

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

In December 2013 TMGE entered into a leasing agreement with Chase bank for 30 golf carts. The lease is for 48 months with monthly payments totaling $2,670.70  The current portion of the obligations under this lease agreement is $32,082 and the long term portion of the obligations under this lease is $33,623.

At December 31, 2015, minimum future lease payments under non-cancelable operating leases are as follows:

2016	529,840
2017	397,380
2018	145,707
Thereafter	2,768,417

$3,841,344

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

On March 9, 2014, AAGC entered into an amendment to its Customer Agreement with Callaway (the “Amendment”).  The Amendment provided that AAGC was to use all reasonable efforts to negotiate and enter into a non-exclusive written contract with an alternative retail branding partner.  In the event that AAGC was successful in executing a written contract with an alternative retail branding partner, the Customer Agreement would terminated on June 30, 2014.

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

As part of the Sponsorship Agreement, TMaG agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount.  In addition AAGC received a payment of $200,000 upon execution of the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Sponsorship Agreement TMaG made additional payments to AAGC on each of March 2014 and March 2015.

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

NOTE 7. INCOME TAXES

Income tax expense (benefit) consists of the following:

	2015	2014
Current tax	$ 27,529	$ 4,143
Deferred tax	(244,391)	(220,926)
Valuation allowance	216,862	216,783
	$ -	$ -

	2015	2014
Deferred tax liabilities:

Temporary differences related to: Depreciation	(167,752)	(142,855)

Deferred tax assets:
Net operating loss carry forward	5,099,568	4,787,809
Related Party interest	2,171,986	2,039,030
Other	-	-

Net deferred tax asset before valuation allowance	7,103,802	6,683,984
Valuation Allowance	(7,103,802)	(6,683,984)
	$ -	$ -

	2015	2014
Income tax at federal rate	35.00%	35.00%
Permanent differences	-35.00%	-35.00%

Effective income tax rate	0.00%	0.00%

As of December 31, 2015 and 2014, the Company has available for income tax purposes approximately $22.0 and $22.0 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry forwards expire in 2020 through 2033. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

CAPITAL STOCK

 Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.

Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,624,123 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.

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

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and noted none.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: March 30, 2016	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta	President (Chief Executive Officer),Treasurer (Principal Financial Officer) and Director	March 30, 2016
Ronald S. Boreta

/s/ Steven Miller	Director	March 30, 2016
Steven Miller

/s/ Cara Corrigan	Director	March 30, 2016
Cara Corrigan

/s/ John Boreta	Director	March 30, 2016
John Boreta