Form 10-Q
period 2016-03-31
ALL AMERICAN SPORTPARK INC
filed 2016-05-16
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

      The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2016 was 4,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 (Unaudited)
		1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)
		2

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
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

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets:
Cash	$45,625	$5,856
Accounts receivable	13,410	18,339
Prepaid expenses and other current assets	12,851	15,274
Total current assets	71,886	39,469

Property and equipment, net of accumulated depreciation of $756,040 and $728,726, as of March 31, 2016 and December 31, 2015, respectively
	498,603	527,373

Total Assets	$570,489	$566,842

Liabilities and Stockholders' Deficit

Current liabilities:
Cash in excess of available funds	$1,677	$29,371
Accounts payable and accrued expenses	809,557	773,700
Current portion of deferred revenue	100,000	125,000
Notes payable - related parties	4,299,226	4,299,226
Due to related parties	1,736,696	1,724,286
Current portion of capital lease obligation	32,390	32,082
Current portion on deferred rent liability	27,938	43,780
Accrued interest payable - related party	6,310,969	6,205,675
Total current liabilities	13,318,453	13,233,120

Long-term liabilities:
Long-term portion of capital lease obligation	25,450	33,623
Deferred revenue	100,000	100,000
Deferred rent liability	521,555	516,658
Total long-term liabilities	647,005	650,281

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,522,123 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively

	4,624	4,624
Prepaid equity-based compensation	(377)	(944)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(28,297,157)	(28,169,696)
Total All-American SportPark, Inc. stockholders' deficit	(13,884,640)	(13,757,746)
Non-controlling interest in net assets of subsidiary	489,671	441,187
Total stockholders' deficit	(13,394,969)	(13,316,559)

Total Liabilities and Stockholders' Deficit	$570,489	$566,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending
	March 31,
	2016	2015

Revenue	$526,618	$520,030
Revenue - Related Party	40,950	40,950
Total Revenue	567,568	560,980

Cost of revenue	130,035	144,515

Gross profit	437,533	416,465

Expenses:
General and administrative expenses	355,987	340,546
Depreciation and amortization	28,770	27,314
Total expenses	384,757	367,860

Net operating income	52,776	48,605

Other expenses:
Interest expense	(131,753)	(133,224)
Total other income (expense)	(131,753)	(133,224)

Net loss before provision for income tax	(78,977)	(84,619)
Provision for income tax expense	-	-

Net loss	(78,977)	(84,619)

Net income attributable to non-controlling interest
	48,484	52,435

Net loss attributable to All-American SportPark, Inc.	$(127,461)	$(137,054)

Net loss per share - basic and fully diluted
	$(0.03)	$(0.03)
Weighted average number of common shares outstanding - basic and fully diluted

	4,624,123	4,624,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities

Net loss	$(78,977)	$(84,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	28,770	27,314
Stock-based compensation	567	1,415
Changes in operating assets and liabilities:
Accounts receivable	4,929	(2,415)
Prepaid expenses and other current assets	2,423	(3,261)
Cash issued in excess of available funds	(27,694)	(15,846)
Accounts payable and accrued expenses	35,857	5,589
Deferred revenue	(25,000)	125,000
Deferred rent liability	(10,945)	(10,945)
Accrued interest payable - related party	105,294	62,410
Net cash provided by (used in) operating activities	35,224	104,642

Cash flows from investing activities
Purchase of property and equipment	-	(8,739)
Net cash used in investing activities	-	(8,739)

Cash flows from financing activities
Proceeds from related parties	81,270	320,266
Repayments to related parties	(68,860)	(287,022)
Payment on capital lease obligation	(7,865)	(7,487)
Proceeds from note payable – related parties	-	34,720
Payments on notes payable – related parties	-	(106,550)
Net cash provided by financing activities	4,545	(46,073)

Net increase in cash	39,769	49,830
Cash – beginning	5,856	2,200
Cash – ending	$45,625	$52,030

Supplemental disclosures:
Interest paid	$-	$43,926
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for interim periods may not be indicative of annual results.

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

Note 2 – Going concern

As of March 31, 2016, we had an accumulated deficit of $28,297,157.  In addition, the Company’s current liabilities exceed its current assets by $13,246,567 as of March 31, 2016.

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

Note 4 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At March 31, 2016, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest requires that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.  As of March 31, 2016, St. Andrews Golf Shop, our minority interest partner and a related party, held a $489,671 interest in the net asset value of our subsidiary AAGC and a $48,484 interest in the net income from operations of AAGC.

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $3,885 and $4,598 for the three months ended March 31, 2016 and 2015, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,736,696 and $1,724,286 as of March 31, 2016 and December 31, 2015, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the first three months of 2016 and 2015 were $24,375 and $24,375, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of March 31, 2016, and December 31, 2015, respectively:

	2016	2015
Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand (2)	$100,000	$100,000

Various notes payable to SAGS, bearing 10% per annum and due on demand (3)	704,656	$704,656

Various short term notes payable to the Westside 15 Store, bearing 10% per annum and due on demand (4)	$93,921	$93,921

Note payable to BE, III bearing 10% per annum and due on demand (5)	$200,500	$200,500

Total	$4,299,226	$4,229,226

1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013.
2)	BE Holdings1. LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The Westside 15 Store is owned by Ronald Boreta and John Boreta
5)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of March 31, 2016 are due and payable upon demand. At March 31, 2016, the Company has no loans or other obligations with restrictive debt or similar covenants.

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

As of March 31, 2016 and December 31, 2015, accrued interest payable - related parties related to the notes payable – related parties totaled $6,310,969 and $6,205,675 respectively.

Lease to SAGS

The Company subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the three months ending March 31, 2016 and 2015, the Company recognized rental income totaling $40,950 and $40,950, respectively.

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

At March 31, 2016, minimum future lease payments under non-cancelable operating leases are as follows:

2016	$400,676
2017	397,380
Thereafter	2,914,122
Total	$3,712,178

Total rent expense for this operating lease was $132,460 and $132,460 for the three months ended March 31, 2016 and 2015.

Capital Lease

The Company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 48 months in length and started on December 8, 2013.  The Company pays $2,887 a month in principal and interest expense related to the lease.

The following is a schedule by year of future minimum payments required under these lease agreements.

Yearly Amount
2016	24,211
2017	33,629

Total	$ 57,840

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

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.  Phase I of the remodeling of the golf center included the entire golf shop, activities area/golf check-in and restaurant area and was completed in the first quarter of 2015.  Phase II was completed in the third quarter of 2015.

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

Note 7 – Stockholders' deficit

Preferred stock

As of March 31, 2016, we had no preferred shares issued and outstanding.

Common stock

As of March 31, 2016, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

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

Note 8 – Subsequent Events

On April 13, 2016, the Estate of Vaso Boreta (the “Estate”) acquired 400,000 shares of the common stock of the Company from Ronald and John Boreta, who are Directors of the Company (the “Boretas”), in a private transaction.  The consideration paid by the Estate for the shares was the transfer of promissory notes issued by the Company and certain other obligations involving the Estate.  Included in the transfers are promissory notes payable by the Company to the Estate totaling approximately $3,300,000 in principal, together with all interest and other amounts that may be due and owing to the Estate.  As a result of these transfers, the Boretas now own these obligations of the Company.

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

As part of the Sponsorship Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount.  In addition, AAGC received a payment of $200,000 within a few days of signing the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG made additional payments to AAGC on each of March 2014 and March 2015.  The last payment, in the amount of $100,000, was received on April 3, 2015.  The Company will recognize these payments as revenue on a straight-line basis over the term of the agreement.

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

On June 29, 2015, Forever 1, LLC leased the restaurant at the TaylorMade Golf Experience.  They renamed the restaurant Flight Deck Bar and Grill.  The tenant remodeled the entire restaurant space and opened to the public in September 2015. They offer fresh made foods for the restaurant and bar.  The restaurant pays $3,500 in rent to AAGC monthly.

Results of Operations for the three months ended March 31, 2016 and 2015 compared.

INCOME:

Revenue

Our revenue for the three months ended March 31, 2016 was $526,618 compared to $520,030 in the three months ended March 31, 2015, an increase of $6,588, or 1.27%.  The increase in revenue was due to slight increases in golf activities across the board.  Revenue-Related Party for the three months ended March 31, 2016 was $40,950, compared to $40,950 in 2015.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the three months ended March 31, 2016 was $130,035, a decrease of $14,480 or 10.02% from $144,515 for the three month period ended March 31, 2014.  The decrease is attributed to lower payroll expenses in 2016. Personnel changes were made in our grounds-keeping and caddy departments and this accounted for most of the decrease.

Gross profit as a percentage of sales increased to 77.09%, for the three months ended March 31, 2016.  Gross profit as a percentage of sales was 74.24% for the three months ended March 31, 2015.  The increase in gross profit is due to the factors discussed above.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $355,987, an increase of $15,441 or 4.53%, from $340,546 for the three months ended March 31, 2015.  Expenses were higher in 2016 due to an increase in our advertising budget totaling $5,500 and increases in repairs and maintenance.

Depreciation and amortization expenses for the three months ended March 31, 2016 were $28,770 an increase of $1,456, or 5.33% from $27,314 for the three months ended March 31, 2014.  This increase is due to new equipment that was purchased at the end of 2015.

Total Expenses

Our overall operating expenses increased from $367,860 for the three months ended March 31, 2015 to $384,757 in 2016. The increase in total expenses was $16,897 or 4.59%.  The increase was mostly due to increases in repairs and maintenance on aging equipment.

Net Income from Operations

We had net income from operations of $52,776 for the three months ended March 31, 2016 as compared to net income from operations of $48,605 for the three months ended March 31, 2015 an increase of $4,171 or 8.58%.

Interest Expense

Our interest expense decreased by 1.10% or $1,471 from $133,224 for the three months ended March 31, 2015 to $131,753 for the three months ended March 31, 2016.

Net Loss

The net loss before non-controlling interest for the three months ended March 31, 2016 was $78,977 as compared to $84,619 for the same period in 2015. The decrease of $5,642 or 6.67% is due to our increase in net revenues and decrease in the costs of revenue.

The net income attributable to non-controlling interest for the second quarter of 2016 was $48,484 as compared to $52,435 for the same period in 2015.  That resulted in net loss attributable to All-American Sport Park of $127,461 for 2016 as compared to $137,054 for 2015.

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

The following table summarizes our current assets, liabilities, and working capital at March 31, 2016 compared to December 31, 2015.

	March 31, 2016	December 31, 2015	Increase / (Decrease)
			$	%

Current Assets	$71,886	$39,469	$32,417	82.13%
Current Liabilities	13,318,453	13,233,120	85,333	0.65%
Working Capital Deficit	$13,246,567	$13,193,651

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

As of March 31, 2016, our cash balance was $45,625.  With an increased cash balance at the end of the first quarter, we are working on paying down some of the short term loans provided by Ronald Boreta and John Boreta.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition:  The Company primarily earns revenue from golf course green fees, driving range ball rentals and golf and cart rentals, which are recognized when received as payments for the services provided. Lease and sponsorship revenues are recognized as appropriate when earned.

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

Recent Accounting Developments

The Company believes there are no new accounting standards adopted but not yet effective that are relevant to the readers of our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2016.

We did not repurchase any of our equity securities during the quarter ended March 31, 2016.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

                           Date:  May 16, 2016                                                  By: /s/ Ronald Boreta

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