Form 10-Q
period 2016-06-30
ALL AMERICAN SPORTPARK INC
filed 2016-08-22
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(702) 317-7301

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

      The number of shares of Common Stock, $0.001 par value, outstanding on August 22, 2015 was 4,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 (Unaudited)
		1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)
		2

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
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

ii

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015

Assets

Current assets:
Prepaid expenses and other current assets	$868	$272
Assets held for sale	500,084	565,215
Total current assets	500,952	565,487

Property and equipment, net of accumulated depreciation of $756,040 and $728,726, as of June 30, 2016 and December 31, 2015, respectively

	671	1,355

Total Assets	$501,623	$566,842

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$339,618	$307,743
Current portion of notes payable - related parties	3,300,149	3,300,149
Current portion due to related parties	1,247,582	1,213,066
Current portion of capital lease obligation	-	-
Accrued interest payable - related party	5,507,327	5,336,995
Liabilities held for sale	3,667,210	3,725,448
Total current liabilities	14,061,886	13,3883,401

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,624,123 shares issued and outstanding as of June 30, 2015 and December 31, 2015, respectively

	4,624	4,624
Prepaid equity-based compensation	-	(944)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(28,480,266)	(28,169,696)
Total All-American SportPark, Inc. stockholders' deficit	(14,067,372)	(13,757,746)
Non-controlling interest in net assets of subsidiary	507,109	441,187
Total stockholders' deficit	(13,560,263)	(13,316,559)

Total Liabilities and Stockholders' Deficit	$501,623	$566,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSILIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	June 30,		June 30,
	2016	2015	2016	2015

Expenses:
General and administrative expenses	$99,324	$95,306	$173,649	$182,598
Depreciation and amortization	272	477	684	955
Total expenses	99,596	95,783	174,333	183,553
Net operating income (loss)	(99,596)	(95,783)	(174,333)	(183,553)

Other income (expense):
Interest expense	(102,424)	(105,372)	(204,849)	(209,234)
Other income (expense)	-	-	-	-
Total other expense	(102,424)	(105,372)	(204,849)	(209,234)
Net loss before provision for income tax	(202,020)	(201,155)	(379,182)	(392,787)
Provision for income tax expense	-	-	-	-

Net loss from continued operations	(202,020)	(201,155)	(379,182)	(392,787)
Net income from Discontinued operations	36,349	53,991	134,534	160,974

Net Loss	$(165,672)	$(147,164)	$(244,648)	$(231,813)

Net Income attributable to non-controlling interest	17,811	26,456	65,922	78,879

Net loss attributable to All-American SportPark, Inc.	(183,483)	(227,612)	(310,570)	(310,692)

Basic and diluted income (loss) per weighted average common share:
Continuing Operations	$(0.04)	$(0.04)	$(0.08)	$(0.08)
Discontinued Operations	$0.00	$0.01	$0.01	$0.03
Total basic and diluted loss per weighted average common share	$(0.04)	$(0.04)	$(0.07)	$(0.07)
Weighted average number of common shares outstanding - basic and fully diluted	4,622,123	4,622,123	4,622,123	4,622,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities

Net loss	$(379,182)	$(392,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	684	955
Share-based compensation	944	2,832
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(596)	218
Accounts payable and accrued expenses	31,875	(35,882)
Accrued interest payable and other - related party	204,848	158,596
Net cash used in operating activities	(141,427)	(266,068)

Cash flows from financing activities

Payments on notes payable - related party	-	(106,550)
Net cash used in financing activities	-	(106,550)

Net decrease in cash	(141,427)	(372,618)

Cash flows provided by (used in) discontinued operations

Cash flows provided by operating activities	158,749	372,967
Cash flows used in financing activities	(17,322)	(349)
Net cash provided by discontinued operations	141,427	372,618

Cash – beginning	-	-
Cash – ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for interim periods may not be indicative of annual results.

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constitutes substantially all of the Company’s assets.  Pursuant to the Transfer Agreement, the Company intends to transfer the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issue to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and the interest accrued thereon totaling approximately $8,667,725.

In connection with the closing of the Transfer Agreement, AAGC will assume the obligation of the Company to pay Ronald Boreta for deferred salary which currently totals $320,000.  In addition, AAGC will forgive approximately $4,125,000 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas will forgive approximately $1,367,000 owed to them by the Company.  The Company will forgive approximately $27,605 owed to the Company by entities controlled by the Boretas.

The Board believes that the approval and consummation of the Transfer Agreement and the transactions contemplated thereby are in the best interest of the Company. Accordingly, at a meeting of the Board held on May 16, 2016, the Board approved the Transfer Agreement, and the transactions contemplated thereby, subject to certain conditions that were subsequently met, and directed that these items be presented to stockholders of the Company holding a majority of the issued and outstanding shares of the Company’s Common Stock.

Under Nevada law and our Bylaws, the affirmative vote of a majority of the issued and outstanding shares of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), as of the close of business on June 10, 2016 (the “Record Date”), was required to approve the Transfer Agreement and the transactions contemplated thereby. Each share of Common Stock is entitled to one vote per share. As of the Record Date there were issued and outstanding 4,624,123 shares of Common Stock.  As permitted by the Nevada Law, on the Record Date the Company received a written consent in lieu of a meeting of stockholders from holders of 2,343,915 shares of Common Stock representing approximately 50.69% of the total issued and outstanding shares of Common Stock approving the Transfer Agreement and the transactions contemplated thereby.

The closing of the Transfer Agreement will not occur until at least 20 days after an Information Statement is mailed to the Company’s stockholders concerning the transactions.

Note 2 – Discontinued Operations

As of June 30, 2016 the business activities of All-American Golf Center (AAGC) are deemed held for sale in accordance with ASC 205. All references to discontinued operations included the operations of AAGC only.

Results of Discontinued Operations:

	For the Three Months Ending June 30,		For the Six Months Ending June 30,

	2016	2015	2016	2015
Revenue	$ 86,137	$ 95,521	$ 999,106	$ 1,015,552
Revenue - Related Party	40,950	40,950	81,900	81,900
Total Revenue	527,087	536,471	1,081,006	1,097,452

Cost of revenue	158,630	153,213	288,665	297,728

Gross profit	368,457	383,258	792,341	799,724

General and administrative expenses	273,710	270,719	542,775	522,586
Depreciation and amortization	28,164	27,363	56,522	54,200
Total expenses	301,874	298,083	599,297	576,786

Net operating income	66, 583	85,175	193,044	222,939

Other income (expense):
Interest expense	(30,234)	(31,184)	(58,510)	(61,964)
	-	-	-	-
Total other income (expense)	(30,234)	(31,184)	(58,510)	(61,964)

Income from discontinued operation	$ 36,349	$ 53,991	$ 134,534	$ 160,974

The assets and liabilities of discontinued operations are set forth as below:

Assets	June 30, 2016	December 31, 2015
Current assets
Cash	$ 0	$ 5,856
Accounts receivable	19,740	18,339
Prepaid expenses and other current assets	10,850	15,002

Total current assets	30,590	39,197

Property and equipment	496,494	526,018
Total fixed assets	496,494	526,018

Total Assets	500,084	565,215

Current liabilities:
Cash in excess of available funds	-	29,371
Accounts payable and accrued expenses	467,247	465,958
Current portion of deferred revenue	125,000	125,000
Current portion of notes payable - related parties	999,077	999,077
Current portion due to related parties	528,574	511,220
Current portion of capital lease obligation	28,407	32,082
Accrued interest payable - related party	908,936	868,679
Total current liabilities	3,057,241	3,031,387

Long-term liabilities:
Long-term portion of capital lease obligation	21,421	33,623
Deferred revenue	50,000	100,000
Deferred rent liability	538,548	560,438

Total long-term liabilities	609,969	694,061

Total Liabilities	$ 3,667,210	$ 3,725,448

Note 3 – Going concern

As of June 30, 2016, we had an accumulated deficit of $28,480,266.  In addition, the Company’s current liabilities exceed its current assets by $13,560,936 as of June 30, 2016.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As described in Note 1, the Company’s Board of Directors determined that it was in the best interests of the Company to enter into the Transfer Agreement with the Boretas.  The closing of that agreement would result in the elimination of nearly all of the debt of the Company.  However, after the closing, the Company would have no significant assets and would continue to depend on affiliates to provide funds to pay its ongoing expenses.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 4 – Recent accounting policies

The Company believes there are no new accounting pronouncements adopted but not yet effective that is relevant to the readers of our financial statements.

Note 5 – Non controlling interest

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

Pursuant to the Transfer Agreement, at the closing we would transfer our 51% interest in AAGC, which constitutes substantially all of our assets, to the Boretas.

Note 6 – Related party transactions

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

Administrative/accounting payroll and employee benefits expenses are allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $14,753 and $13,860 for the six months ended June 30, 2016 and 2015, respectively. The Company records this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,247,582 and $1,213,066 as of June 30, 2016 and December 31, 2015, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the first six months of 2016 and 2015 were $48,750 and $48,750, respectively.

Notes and Interest Payable to Related Parties:

The Company has various notes and interest payable to the following entities as of June 30, 2016, and December 31, 2015, respectively:

	2016	2015
From Continuing Operations:

Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand (2)	$100,000	$100,000

From Discontinued Operations:
Various notes payable to SAGS, bearing 10% per annum and due on demand (3)	704,656	$704,656

Various short term notes payable to the Westside 15 Store, bearing 10% per annum and due on demand (4)	$93,921	$88,921

Note payable to BE, III bearing 10% per annum and due on demand (5)	$200,500	$200,500

Total	$4,299,226	$4,294,226

1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013.
2)	BE Holdings, LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The Westside 15 Store is owned by Ronald Boreta and John Boreta
5)	BE III, LLC is owned by Ronald Boreta and John Boreta.

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

As of June 30, 2016 and December 31, 2016, accrued interest payable - related parties related to the notes payable – related parties totaled $5,507,327 and $5,336,996, respectively.

Lease to SAGS

AAGC subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the three months ending June 30, 2016 and 2015, the Company recognized rental income totaling $81,900 and $81,900, respectively.

Note 7 – Commitments

Lease Agreements From Discontinued Operation

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

At June 30, 2015, minimum future lease payments under non-cancelable operating leases are as follows:

2016	$529,840
2017	543,086
Thereafter	2,768,416
Total	$4,238,724

Total rent expense for this operating lease was $264,918 and $264,918 for the six months ended June 30, 2016 and 2015.

Capital Lease From Discontinued Operation

The Company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 48 months in length and started on December 8, 2013.  The Company pays $2,887 a month in principal and interest expense related to the lease.

The following is a schedule by year of future minimum payments required under these lease agreements.

Yearly Amount

2016	$ 17,322
2017	34,644
Total	$ 51,966

Customer Agreement From Discontinued Operation

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

Note 7 – Stockholders' deficit

Preferred stock

As of June 30, 2016, we had no preferred shares issued and outstanding.

Common stock

As of June 30, 2016, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

Equity-based compensation

On May 24, 2013, the Company granted 68,000 shares of restricted common stock to one director and one employee for services. In accordance with the terms of the grant, the shares will vest in full at the end of two years from the date of grant for the director. The restricted common stock granted to the employee will vest in full at the end of three years from the date of grant. The Company has recorded prepaid stock-based compensation of $3,211 representing the estimated fair value on the date of grant, and will amortize the fair market value of the shares to compensation expense ratably over the two and three year vesting periods. As of June 30, 2016. Prepaid stock-based compensation balance is zero,

Note 8 – Subsequent Events

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

As part of the Sponsorship Agreement, TMaG has agreed to reimburse AAGC for the reasonable costs associated with the rebranding efforts, including the costs associated with the build-out of the golf center and a new performance lab (described below), up to a specified maximum amount.  In addition, AAGC received a payment of $200,000 within a few days of signing the Sponsorship Agreement and, so long as AAGC continues to operate the golf center and comply with the terms and conditions of the Agreement TMaG was to make additional payments to AAGC on each of March 26,2014 and March 26, 2015.  The last payment, in the amount of $100,000, was received on April 3, 2015.  The Company will recognize these payments as revenue on a straight-line basis over the term of the agreement.

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.  Phase I of the remodeling of the golf center included the entire golf shop, activities area/golf check-in and restaurant area and was completed in the first quarter of 2015.  Phase II was completed in the third quarter of 2015 and involved remodeling the driving range area and additional construction in the golf shop.

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

Results of Operations for the three months ended June 30, 2016 and 2015 compared.

INCOME:

Revenue

Our revenue from the discontinued operations for the three months ended June 30, 2016 was $486,137 compared to $495,521 in the three months ended June 30, 2015, a decrease of $9,384, or 1.89%.  The decrease in revenues is attributed to a downward turn in the golf industry nationally.  Our business in all areas of the golf course is down, including the driving range, special events and leagues. Revenue-Related Party for the three months ended June 30, 2016 was $40,950, compared to $40,950 in 2015.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the three months ended June 30, 2016 was $158,630, an increase of $5,417 or 3.54% from $153,213 for the three month period ended June 30, 2015.

Gross profit from the discontinued operations as a percentage of sales decreased to 69.9%, for the three months ended June 30, 2016.  Gross profit as a percentage of sales was 71.4% for the three months ended June 30, 2015.

EXPENSES:

General and Administrative Expenses

General and administrative expenses from continued operations for the three months ended June 30, 2016 were $99,324, an increase of $4,018 from $95,306 for the three months ended June 30, 2015.

Depreciation and amortization expenses for the three months ended June 30, 2016 were $272 a decrease of $205, from $477 for the three months ended June 30, 2015.

General and administrative expenses for the discontinued operations for the three months ended June 30, 2016 were $273,710, an increase of $2,991 from $270,719 for the three months ended June 30, 2015.

Depreciation and amortization expenses for the discontinued operations for the three months ended June 30, 2016 were $28,164 a decrease of $801, from $27,363 for the three months ended June 30, 2015.

Net Income (Loss) from Operations

We had a net loss from operations of $(165,672) for the three months ended June 30, 2016 as compared to net loss from operations of $(147,164) for the three months ended June 30, 2015.

Interest Expense

Our interest expense decreased from $105,372 for the three months ended June 30, 2015 to $102,424 for the three months ended June 30, 2016.

Results of Operations for the six months ended June 30, 2016 and 2015 compared.

INCOME:

Revenue

Our revenue for the six months ended June 30, 2016 for the discontinued operations was $999,106 as compared to $1,015,552 for the six months ended June 30, 2015, a decrease of $16,446, or 1.62%.  The revenue decrease is due to a downward turn in the golf industry nationally.  Our business in all areas of the golf course is down, including the driving range, special events and leagues.

Revenue-Related Party for the discontinued operations for the six months ended June 30, 2016 was $81,900, compared to $81,900 for the six months ended June 30, 2015.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the six months ended June 30, 2016 was $288,665, a decrease of $9,673 or 3.05% from $297,728 for the six month period ended June 30, 2015.  The decrease was related to a decrease in payroll expenses as our management consciously tried to reduce expenses due to the downturn in the golf industry.

Gross profit as a percentage of sales was 73.3% for the six months ended June 30, 2016 and 72.9% for the six months ended June 30, 2015.

EXPENSES:

General and Administrative Expenses

General and administrative expenses from continued operations for the six months ended June 30, 2016 were $173,649 a decrease of $8,949 or 4.90%, from $182,598 for the six months ended June 30, 2016.  This decrease was from a change in the finance staff and associated salary, benefit and tax costs.

Depreciation and amortization expenses for the six months ended June 30, 2016 were $684 a decrease of $271 from $955 for the six months ended June 30, 2015.

General and administrative expenses for the discontinued operations for the six months ended June 30, 2016 were $542,775, an increase of $20,189 from $522,586 for the six months ended June 30, 2015.

Depreciation and amortization expenses for the discontinued operations for the six months ended June 30, 2016 were $56,522 an increase of $2,322, from $54,200 for the six months ended June 30, 2015.

Net Income (Loss) from Operations

We had a net loss from operations of $(244,648) for the six months ended June 30, 2016 compared to a net loss of $(231,813) from June 30, 2015.

Interest Expense

Our interest expense from continued operations decreased from $209,234 for the six months ended June 30, 2015 to $204,849 for the six months ended June 30, 2016.

Net Income

The net increase attributable to non-controlling interest for the six months ended June 30, 2015 was $65,922 as compared to $78,879 for the same period in 2015.  That resulted in net loss attributable to All-American Sport Park of $310,570 for 2016 as compared to $310,692 for 2015.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at June 30, 2016 compared to December 31, 2015.

	June 30, 2016	December 31, 2015	Increase / (Decrease)
			$	%

Current Assets	$868	$272	$596	219%
Assets Held for Sale	500,084	565,215	(65,131)	(12)%
Current Liabilities	10,394,676	10,157,953	236,723	2%
Liabilities Held for Sale	3,667,210	3,725,448	58,238	(2%)
Working Capital Deficit	$13,560,935	$13,317,914	$243,021	2%

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2016.

We did not repurchase any of our equity securities during the quarter ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Incorporated by reference
Exhibit		Filed		Period	Exhibit	Filing
number	Exhibit description	herewith	Form	ending	No.	date

2.1	Transfer Agreement dated June 10, 2016, among All-American SportPark, Inc. and Ronald Boreta and John Boreta		8-K	6/10/2016	2.1	6/13/2016

31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  August 22, 2016                                                                                    By: /s/ Ronald Boreta

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