Form 10-Q
period 2016-09-30
ALL AMERICAN SPORTPARK INC
filed 2016-11-14
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒      No 

      The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2016 was 5,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015
		1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
		2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
		3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
		13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II:	Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Changes in Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
Assets

Current assets:
Prepaid expenses and other current assets	$453	$272
Assets held for sale	480,659	565,215
Total current assets	481,112	565,487

Property and equipment, net of accumulated depreciation of $756,040 and $728,726, as of September 30, 2016 and December 31, 2015, respectively

	466	1,355

Total Assets	$481,578	$566,842

Liabilities and Deficit

Current liabilities:
Accounts payable and accrued expenses	$367,076	$307,743
Current portion of notes payable - related parties	3,300,149	3,300,149
Current portion due to related parties	1,259,086	1,213,066
Accrued interest payable - related party	5,564,106	5,336,995
Liabilities held for sale	3,764,207	3,725,448
Total current liabilities	14,254,624	13,883,401

Commitments and Contingencies
Deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,624,123 and 4,624,123 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively

	4,624	4,624
Prepaid equity-based compensation	-	(944)
Additional paid-in capital	14,408,270	14,408,270
Accumulated deficit	(28,662,139)	(28,169,696)
Total All-American SportPark, Inc. stockholders' deficit	(14,249,245)	(13,757,746)
Non-controlling interest in net assets of subsidiary	476,199	441,187
Total deficit	(13,773,046)	(13,316,559)

Total Liabilities and Deficit	$481,578	$566,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,

	2016	2015	2016	2015

Expenses:

General and administrative expenses	$81,420	$98,719	$255,753	$277,907

Total expenses	81,420	98,719	255,753	277,907

Net operating income (loss)	(81,420)	(98,719)	(255,753)	(277,907)

Other income (expense):
Interest expense	(68,283)	(102,425)	(273,132)	(307,294)

Total other expense	(68,283)	(102,425)	(273,132)	(307,294)

Net loss before provision for income tax	(149,703)	(201,144)	(528,885)	(585,201)
Provision for income tax expense	-	-	-	-

Net loss from continued operations	(149,703)	(201,144)	(528,885)	(585,201)
Net Income/Loss from Discontinued operations	(63,080)	(22,568)	71,454	129,677

Net Loss	(212,783)	(223,712)	(457,431)	(455,524)

Net Income (Loss) attributable to non-controlling interest	(30,909)	(11,058)	35,012	63,542

Net loss attributable to All-American SportPark, Inc.	$(181,874)	$(212,654)	$(492,443)	$(519,066)

Basic and diluted income (loss) per weighted average common share
Continuing Operations	$(0.03)	$(0.04)	$(0.11)	$(0.13)
Discontinued Operations	(0.01)	(0.00)	0.02	0.03
Total basic and diluted loss per weighted average common share	(0.04)	(0.04)	(0.09)	(0.10)
Weighted average number of common shares outstanding - basic and fully diluted	4,622,123	4,622,123	4,622,123	4,622,123

The accompanying notes are an integral part of these condensed consolidated financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(528,885)	$(585,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	889	1,432
Share-based compensation	944	3,115
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	181	1,005
Accounts payable and accrued expenses	59,333	(50,248)
Accrued interest payable and other - related party	273,131	261,017
Net cash used in operating activities	(194,407)	(368,880)
Cash flows from financing activities
Payments on notes payable - related party	-	(106,550)
Net cash used in financing activities	-	(106,550)
Net decrease in cash Cash flows from discontinued operations	(194,407)	(475,430)
Cash flows provided by operating activities	220,404	486,603
Cash flows used in financing activities	(25,997)	(11,173)
Net cash provided by discontinued operations	194,407	475,430
Cash – beginning	-	-
Cash – ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

All-American Sportpark, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of presentation

The unaudited condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by All-American SportPark, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets.  On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and the interest accrued thereon totaling approximately $8,613,000.

In connection with the closing of the Transfer Agreement, AAGC assumed the obligation of the Company to pay Ronald Boreta for deferred salary which currently totals approximately $320,000. In addition, AAGC cancelled approximately $4,125,000 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled approximately $1,367,000 owed to them by the Company. The Company cancelled approximately $27,605 owed to the Company by entities controlled by the Boretas.

As a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Exchange Act.

Note 2 – Discontinued Operations

As of September 30, 2016 the business activities of All-American Golf Center (AAGC) are deemed held for sale in accordance with ASC 205. All references to discontinued operations included the operations of AAGC only.

Results of Discontinued Operations:

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$ 364,472	$ 452,662	$ 1,363,578	$ 1,468,214
Revenue - Related Party	40,950	40,950	122,850	122,850
Total Revenue	405,422	493,612	1,486,428	1,591,064

Cost of revenue	129,349	196,718	418,014	494,446

Gross profit	276,073	296,894	1,068,414	1,096,618

General and administrative expenses	282,428	263,455	825,202	794,711
Depreciation and amortization	27,980	26,596	84,502	80,796
Total expenses	310,408	290,051	909,705	875,567

Net operating income (loss)	(34,335)	6,843	158,709	221,051

Other income (expense):
Interest expense	(28,746)	(29,411)	(87,255)	(91,374)
	-	-	-	-
Total other income (expense)	(28,746)	(29,411)	(87,255)	(91,370)

Income (loss) from discontinued operation	$ (63,080)	$ (22,568)	$ 71,454	$ 129,677

The assets and liabilities of discontinued operations are set forth as below:

Assets		September 30, 2016	December 31, 2015

	Current assets:
	Cash	$ 6,335	$ 5,856
	Accounts receivable	19,500	-
	Prepaid expenses and other current assets	12,228	15,002
	Total current assets	38,063	39,197

	Property and equipment,	442,596	526,018
	Total fixed assets	442,596	526,018
	Total assets	$ 480,659	$ 565,215

Current liabilities:
Cash in excess of available funds	$ -	$ 29,371
Accounts payable and accrued expenses	541,190	465,958
Current portion of deferred revenue	100,000	125,000
Current portion of notes payable - related parties	1,034,077	999,077
Current portion due to related parties	540,893	511,220
Current portion of capital lease obligation	32,897	32,082
Accrued interest payable - related party	929,064	868,679
Total current liabilities	3,178,121	3,031,387

Long-term liabilities:
Long-term portion of capital lease obligation	8,484	33,623
Deferred revenue	50,000	100,000
Deferred rent liability	527,602	560,438

Total long-term liabilities	586,086	694,061

Total Liabilities	$ 3,764,207	$ 3,725,448

Note 3 – Going concern

As of September 30, 2016, we had an accumulated deficit of $28,662,139. The Company’s management believes that its operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As described in Note 1, the Company’s Board of Directors determined that it was in the best interests of the Company to enter into the Transfer Agreement with the Boretas.  The closing of that agreement would result in the elimination of nearly all of the debt of the Company.  However, after the closing, the Company would have no significant assets and would continue to depend on affiliates to provide funds to pay its ongoing expenses.

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

Note 5 – Non controlling interest

Non-controlling interest represents the minority stockholders’ proportionate share of the equity of All-American Golf Center ("AAGC') which is a 51% owned subsidiary of the Company. At September 30, 2015, we owned 51% of AAGC’s capital stock, representing voting control and a majority interest. Our controlling ownership interest required that AAGC’s operations be included in the Condensed Consolidated Financial Statements contained herein. The 49% equity interest that is not owned by us is shown as “Non-controlling interest in consolidated subsidiary” in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

Pursuant to the Transfer Agreement, at the closing on October 18, 2016, we transferred our 51% interest in AAGC, which constituted substantially all of our assets, to the Boretas.

Note 6 – Related party transactions

Due to related parties

Prior to October 18, 2016, the Company’s employees provided administrative/accounting support for (a) three golf retail stores,  named Saint Andrews Golf Shop ("SAGS"), Las Vegas Golf and Tennis ("Boca Store") and Las Vegas Golf and Tennis Superstore (“Westside 15 Store”), owned by Ronald Boreta, the Company's President, and his brother, John Boreta, a Director of the Company. The SAGS store is the retail tenant in the TMGE.

Administrative/accounting payroll and employee benefits expenses were allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $21,903 and $20,409 for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $1,247,582 and $1,213,066 as of September 30, 2016 and December 31, 2015, respectively. The amounts were non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Through October 18, 2016, both Ronald Boreta and John Boreta continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the first nine months of 2016 and 2015 were $73,125 and $73,125, respectively. The obligations to pay the deferred salaries were assumed by AAGC in connection with the closing of the Transfer Agreement.

Notes and Interest Payable to Related Parties:

The Company had various notes and interest payable to the following entities as of September 30, 2016, and December 31, 2015, respectively:

	2016	2015
From Continuing Operations:

Various notes payable to Vaso Boreta bearing 10% per annum and due on demand (1)	$3,200,149	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing 10% per annum and due on demand (2)	100,000	100,000
Total	$3,300,149	$3,300,149

From Discontinued Operations:
Various notes payable to SAGS, bearing 10% per annum and due on demand (3)	$739,656	$704,656

Various short term notes payable to the Westside 15 Store, bearing 10% per annum and due on demand (4)	93,921	93,921

Note payable to BE, III bearing 10% per annum and due on demand (5)	200,500	200,500
Total	$1,034,077	$999,077

1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013.
2)	BE Holdings, LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews is owned by Ronald Boreta and John Boreta.
4)	The Westside 15 Store is owned by Ronald Boreta and John Boreta
5)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of September 30, 2016 were due and payable upon demand.

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

As of September 30, 2016 and December 31, 2015, accrued interest payable - related parties related to the notes payable – related parties totaled $5,564,106 and $5,336,996, respectively. On October 18, 2016 all of the notes and accrued interest were cancelled as part of the closing of the Transfer Agreement.

Lease to SAGS

AAGC subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the nine months ending September 30, 2016 and 2015, the Company recognized rental income totaling $122,850 and $122,850, respectively.

Note 7 – Commitments

Lease Agreements From Discontinued Operation

The land underlying the TMGE is leased under an operating lease that was to initially expire in 2013 and had two five-year renewal options.  In March 2006, the Company exercised the first of two options, extending the lease to 2018.  Also, the lease has a provision for contingent rent to be paid by AAGC upon reaching certain levels of gross revenues.  The Company recognized the minimum rental expense on a straight-line basis over the term of the lease, which included the renewal options.

At September 30, 2016, minimum future lease payments under non-cancelable operating leases were as follows:

2016	$132,459
2017	397,380
2018 2019 2020	145,706 582,825 582,825
Thereafter	1,602,767
Total	$3,443,962

Total rent expense for this operating lease was $397,380 and $397,380 for the nine months ended September, 2016 and 2015.

Capital Lease From Discontinued Operation

The Company entered into a capital lease for new Club Car gas powered golf carts.  The lease is 48 months in length and started on December 8, 2013.  The Company paid $2,887 a month in principal and interest expense related to the lease.

The following is a schedule by year of future minimum payments required under these lease agreements.

Yearly Amount

2016	8,661
2017	34,644
Total	$ 43,305

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

The Sponsorship Agreement provides that TMaG would install a performance lab at AAGC's facility that would include one nine-camera motion analysis system and one putting lab, and would provide additional services, equipment, supplies and resources for the golf center. The performance lab was installed in 2013.  Phase I of the remodeling of the golf center included the entire golf shop, activities area/golf check-in and restaurant area and was completed in the first quarter of 2015.  Phase II began in the third quarter of 2015 and involved remodeling the driving range area and additional construction in the golf shop.

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

Note 7 – Stockholders' deficit

Preferred stock

As of September 30, 2016, we had no preferred shares issued and outstanding.

Common stock

As of September 30, 2016, we had 4,624,123 shares of our $0.001 par value common stock issued and outstanding.

Equity-based compensation

On May 24, 2013, the Company granted 68,000 shares of restricted common stock to one director and one employee for services. In accordance with the terms of the grant, the shares will vest in full at the end of two years from the date of grant for the director. The restricted common stock granted to the employee will vest in full at the end of three years from the date of grant. The Company has recorded prepaid stock-based compensation of $3,211 representing the estimated fair value on the date of grant, and will amortize the fair market value of the shares to compensation expense ratably over the two and three year vesting periods. As of September, 2016, prepaid stock-based compensation balance is zero,

Note 8 – Subsequent Events

After a review of all business dealings, the Company determined that it had no subsequent events to disclose except as set forth below.

On October 18, 2016, the Company completed the closing of its previously disclosed Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets.  Pursuant to the Transfer Agreement, the Company transferred the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and the interest accrued thereon totaling approximately $8,613,000.

In connection with the closing of the Transfer Agreement, AAGC assumed the obligation of the Company to pay Ronald Boreta for deferred salary which currently totals approximately $320,000. In addition, AAGC cancelled approximately $4,125,000 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled approximately $1,367,000 owed to them by the Company. The Company cancelled approximately $27,605 owed to the Company by entities controlled by the Boretas.

As a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Exchange Act.

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

  the inability of management to effectively implement our strategies and business plans;
  the willingness of management to pay for our ongoing expenses; and
  the other risks and uncertainties detailed in this report.

Overview of Current Operations

On October 18, 2016 the Company completed the closing of the Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets. As a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Exchange Act.  We will not restrict our search to any specific business or geographical location.

This discussion of our proposed business is purposefully general and is not meant to be restrictive of our discretion to search for and enter into potential business opportunities.

Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur.  Such a combination would normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  The Company may determine to structure any business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market in the Company's securities may depress the market value of the Company's securities in the future.

Results of Operations for the three months ended September 30, 2016 and 2015 compared.

INCOME:

Revenue

Our revenue from the discontinued operations for the three months ended September, 2016 was $364,472 compared to $452,662 in the three months ended September 30, 2015, a decrease of $88,190, or 19.48%.  The decrease in revenues is attributed to a downward turn in the golf industry nationally.  Our business in all areas of the golf course is down, including the driving range, special events and leagues. Revenue-Related Party for the three months ended September 30, 2016 was $40,950, compared to $40,950 in 2015.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales consisted mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the three months ended September 30, 2016 was $129,349, a decrease of $67,369 or 34.25% from $196,718 for the three month period ended September 30, 2015.  With the extreme reduction in revenue cost cutting measures were taken in all areas of payroll and operations.

Gross profit from the discontinued operations as a percentage of sales increased to 68.10%, for the three months ended September 30, 2016.  Gross profit as a percentage of sales was 60.15% for the three months ended September 30, 2015.

EXPENSES:

General and Administrative Expenses

General and administrative expenses from continued operations for the three months ended September 30, 2016 were $81,420, a decrease of $17,299 from $98,719 for the three months ended September 30, 2015.

General and administrative expenses for the discontinued operations for the three months ended September 30, 2016 were $282,428, an increase of $18,973 from $263,455 for the three months ended September 30, 2015.

Depreciation and amortization expenses for the discontinued operations for the three months ended September 30, 2016 were $27,980 an increase of $1,384, from $26,596 for the three months ended September 30, 2015.

Interest Expense

Our interest expense decreased from $102,425 for the three months ended September 30, 2015 to $68,283 for the three months ended September 30, 2016.

Net Loss

We had a net loss from operations of $(212,783) for the three months ended September 30, 2016 as compared to net loss from operations of $(223,712) for the three months ended September 30, 2015.  The slight decrease in net loss was a result of the factors described above.

Results of Operations for the nine months ended September 30, 2016 and 2015 compared.

INCOME:

Revenue

Our revenue for the nine months ended September 30, 2016 for the discontinued operations was $1,363,578 as compared to $1,468,214 for the nine months ended September 30, 2015, a decrease of $104,636, or 7.13%.  The revenue decrease is due to a downward turn in the golf industry nationally.  Our business in all areas of the golf course is down, including the driving range, special events and leagues.

Revenue-Related Party for the discontinued operations for the nine months ended September 30, 2016 was $122,850, compared to $122,850 for the nine months ended September 30, 2016.

Cost of Sales/Gross Profit Percentage of Sales

Cost of sales currently consists mainly of payroll and benefits expenses of the AAGC staff, and operating supplies.  Our cost of sales for the nine months ended September 30, 2016 was $418,014, a decrease of $76,432 or 15.46% from $494,446 for the nine month period ended September 30, 2015.  The decrease was related to a decrease in payroll expenses as our management consciously tried to reduce expenses due to the downturn in the golf industry.

Gross profit as a percentage of sales was 72% for the nine months ended September 30, 2016 and 68% for the nine months ended September 30, 2015.

EXPENSES:

General and Administrative Expenses

General and administrative expenses from continued operations for the nine months ended September 30, 2016 were $255,753 a decrease of $22,154 or 7.97%, from $277,907 for the nine months ended September 30, 2016.  This decrease was from a change in the finance staff and associated salary, benefit and tax costs.

General and administrative expenses for the discontinued operations for the nine months ended September 30, 2016 were $825,202, an increase of $30,431 from $794,771 for the nine months ended September 30, 2015.

Depreciation and amortization expenses for the discontinued operations for the nine months ended September 30, 2016 were $84,502 an increase of $3,706, from $80,796 for the nine months ended September 30, 2015.

Interest Expense

Our interest expense from continued operations decreased from $307,294 for the nine months ended September 30, 2015 to $273,132 for the nine months ended September 30, 2016

Net Loss

We had a net loss of $(457,431) for the nine months ended September 30, 2016 compared to a net loss of $(455,524) for the nine months ended September 30, 2015. The slight increase in net loss was a result of the factors described above.

Net Income (Loss) Attributed to Non-Controlling Interest

The net income attributable to non-controlling interest for the nine months ended September 30, 2016 was $35,012 as compared to $63,542 for the same period in 2015.  That resulted in net loss attributable to All-American Sport Park of $492,443 for 2016 as compared to $519,066 for 2015.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at September 30, 2016 compared to December 31, 2015.

	September 30, 2016	December 31, 2015	Increase / (Decrease)
			$	%

Current Assets	$453	$272	$181	66.5%
Assets Held for Sale	480,659	565,215	(84,556)	(15.0%)
Current Liabilities	10,490,417	10,157,953	332,464	3.3%
Liabilities Held for Sale	3,764,207	3,725,448	38,759	(1.0%)
Working Capital Deficit	$13,773,512	$13,317,914	$455,598	3.4%

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

Recent Accounting Developments

The Company believes there is no additional new accounting guidance adopted but not yet effective that are relevant to the readers of our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2016.

We did not repurchase any of our equity securities during the quarter ended September 30, 2016.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

        Date:  November 14, 2016                                                               By: /s/Ronald Boreta

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