Form 10-K
period 2016-12-31
ALL AMERICAN SPORTPARK INC
filed 2017-04-17
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes   ☐ No

     As of June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $885,000 based on the last sale price reported for the registrant’s Common Stock on the OTC Bulletin Board of $0.40 per share on such date.

     The number of shares of Common Stock, $0.001 par value, outstanding on April 14, 2017 was 5,624,123 shares.

	ALL-AMERICAN SPORTPARK, INC.
	FORM 10-K
	INDEX
		Page
		Number
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	4
ITEM 1B.	UNRESOLVED STAFF COMMENTS	4
ITEM 2.	PROPERTIES	4
ITEM 3.	LEGAL PROCEEDINGS	4
ITEM 4.	MINE SAFETY DISCLOSURES	5
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
		6
ITEM 6.	SELECTED FINANCIAL DATA	7
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
		7
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	12
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
		12
ITEM 9A.	CONTROLS AND PROCEDURES	13
ITEM 9B.	OTHER INFORMATION	13
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14
ITEM 11.	EXECUTIVE COMPENSATION	16

PART I

ITEM 1. BUSINESS

On October 18, 2016, the Company completed the closing of the Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets. As a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Exchange Act.

HISTORICAL DEVELOPMENT

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

On July 12, 1996, the Company entered into a lease agreement of land in Las Vegas, Nevada, on which the Company developed a Golf Center and All-American SportPark, (“SportPark”) properties. The discontinued SportPark that opened for business in October 1998 was disposed of in May 2001.

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

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s remaining 51% interest in AAGC, which constituted substantially all of the Company’s assets.  On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and the interest accrued thereon totaling $8,900,651.

In connection with the closing of the Transfer Agreement, AAGC assumed the obligation of the Company to pay Ronald Boreta for deferred salary which totaled $342,500 In addition, AAGC cancelled $4,267,802 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled $1,286,702 owed to them by the Company. The Company cancelled $24,523 owed to the Company by entities controlled by the Boretas.

As a result of the closing of the Transfer Agreement, the Company now has nominal operations and assets.

BUSINESS PLAN

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Such an acquisition may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and will likely be able to take advantage of only one business opportunity. As of the date of this report we have been investigating business opportunities, but we have not reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

Our search for a business opportunity will not be limited to any particular geographical area or industry and may include both U.S. and international companies. Our management has complete discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate may be complex and will be made by management in the exercise of their business judgment which may act without consent, vote, or approval of our shareholders. We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to the Company and our shareholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon such a search and the Company may become dormant or be dissolved.

The Company expects that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as securities broker-dealers, investment banking firms, venture capitalists and others who may present unsolicited proposals.

Our management will analyze the business opportunities; however, none of our management are professional business analysts. Our management has had limited experience with mergers and acquisitions of business opportunities. Our due diligence related to business opportunities is expected to encompass, meetings with the target business’s management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to our management. This due diligence review may be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management may limit our ability to conduct an exhaustive investigation and analysis of a target business before we consummate a business combination. We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct the investigation and analysis of any potential businesses opportunity. We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis. Management decisions, therefore, will likely be made without independent analysis. We will likely make decisions based on information provided by the promoters, owners or other persons associated with the business opportunity.

The legal structure of our participation in a business opportunity may include, but will not be limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed to fill those vacancies without any vote by our stockholders.

Our participation in a business opportunity would likely come through the issuance of common stock or other securities.  In certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in that circumstance retain 20% or less of the total issued and outstanding shares of the surviving entity. This would result in substantial dilution to the equity of those persons who were our shareholders prior to such reorganization.

Significant stockholders may actively negotiate or otherwise consent to the purchase of all or a portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity would be afforded to other stockholders or that such other stockholders would be afforded the opportunity to approve or consent to any particular stock buy-out transaction. We have not adopted any procedures or policies for the review, approval or ratification of any related party transactions.

COMPETITION

We expect to face substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies which may have more funds available for such transactions.

COMPLIANCE WITH SECURITIES LAWS

The Company is subject to the Exchange Act of 1934 and is required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K. We are also subject to Section 14(a) of the Exchange Act which requires the Company to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting of stockholders or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

Since we are a ‘shell company,”  if we were to acquire a non-reporting company, we would be required to file a Current Report on Form 8-K that would  include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

EMPLOYEES

The Company currently has no employees.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Company has no properties. The Company’s corporate offices are located at 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119 in space shared with AAGC.

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

	HIGH	LOW
Year Ended December 31, 2016
First Quarter	$0.21	$0.09
Second Quarter	$0.40	$0.15
Third Quarter	$0.39	$0.22
Fourth Quarter	$0.70	$0.22

Year Ended December 31, 2015:
First Quarter	$0.85	$0.35
Second Quarter	$0.59	$0.35
Third Quarter	$0.59	$0.25
Fourth Quarter	$0.38	$0.09

HOLDERS

The number of holders of record of the Company’s $0.001 par value common stock as of April 14, 2017 was approximately 1,045. This does not include approximately 1,500 shareholders’ who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

On October 18, 2016, the “Company” completed the closing of the Transfer Agreement described in this report whereby the Company transferred its 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and the interest accrued thereon totaling $8,900,651.

In connection with the closing of the Transfer Agreement, AAGC assumes the obligation of the Company to pay Ronald Boreta for deferred salary which totaled $340,500. In addition, AAGC cancelled $4,267,802 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled $1,286,702 owed to them by the Company. The Company cancelled approximately $24,523 owed to the Company by entities controlled by the Boretas.

In connection with the issuance of the 1,000,000 shares issued to the Boretas, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act.  The shares were issued to two persons who are Directors of the Company and accredited investors. They each had complete information concerning the Company

ISSUER PURCHASES OF EQUITY SECURITIES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes, the fair value of stock-based compensation, and valuation of intangible assets. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates.

Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. An investment’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. Management considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, provided by multiple, independent sources that are actively involved in the relevant market. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the Company’s perceived risk of that investment.

At December 31, 2016, and 2015, the carrying amount of prepaid, accounts payable and accrued liability, accounts payable and accrued liability– related parties, due to related parties and notes payable and accrued interest payable – related parties approximate fair value because of the short maturity of these instruments.

Revenue

The Company primarily earned revenue from golf course green fees, driving range ball rentals and golf and cart rentals, which are recognized when received as payments for the services provided. The Company also received marketing revenue associated with the Callaway Agreement which is realized on an equal monthly basis over the life of the agreement. Lease and sponsorship revenues are recognized as appropriate when earned.

Earnings per share

Basic earnings per share are computed by dividing income from continuing operations, income Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

 Discontinued Operations

The Company reports discounted operations in accordance with ASC 205-20-45-1. The results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations in accordance with paragraph 205-20-45-3 : if both of the following conditions are met:

a. The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction.

b. The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2016 VERSUS YEAR ENDED DECEMBER 31, 2015.

REVENUES

Revenues from discontinued operations for the period ended October 18, 2016 decreased by $446,103 to $1,570,999 compared to $2,017,102 for the year ended December 31, 2015.  The decrease is due to the shorter period in 2016.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs. These expenses increased $1,785 to $354,536 in 2016 from $352,751 in 2015.  The expenses remained consistent year over year.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2016 and 2015 there was no impairment on property and equipment.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $861 in 2016 to $1,049 from $1,910 in 2015. The decrease in depreciation is a result of assets reaching their full depreciation during 2016.

OTHER INCOME AND INTEREST EXPENSE

Interest expense decreased in 2016 by $100,001 to $309,527 from $409,528 in 2015 due to the forgiveness of debt as a result of the closing of the Transfer Agreement in October 2016.

NET LOSS

In 2016, the net loss (before non-controlling interest) was $628,040 as compared to net loss of $676,347 in 2015. This decrease in net loss is consistent with the decrease in interest expense in 2016.

The net loss attributable to the Company for 2016 was $628,040 as compared to $719,390 for 2015

CASH FLOW

The net cash used in operating activities decreased from $418,265 in 2015 compared to $319,492 in 2016.  The majority of that decrease came from the net loss attributed to the continuing operations.  Cash flow provided from financing activities decreased from $414,609 in 2015 to $110,937 in 2016 due to a change in proceeds from related parties.  The cash flows provided from discontinued operations increased to $208,555 in 2016 from $3,656 in 2015.

LIQUIDITY AND CAPITAL RESOURCES

We currently have no cash and do not have an ongoing source of revenue sufficient to cover our operating costs.  We intend to obtain funding from management to cover our expenses; however, there is no assurance that such funding will continue to be available.  Our ability to continue as a going concern on a long term basis is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

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

  the inability of management to effectively implement our strategies and business plan;
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a control deficiency. Specifically, at December 31, 2016 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	54	President, Chief Executive Officer, Treasurer, Secretary and Director

Steven Miller	73	Director
Cara Corrigan	55	Director
John Boreta	56	Director

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

Mr. Boreta currently devotes approximately 60% of his time to the business of the Company.  Ronald S. Boreta was selected to be a Director of the Company because of his long experience with the Company and because he has served as its sole executive officer for many years.  He has also served as an executive officer and director of another publicly-held company, Sports Entertainment Enterprises, Inc. (subsequently named "CKX, Inc.").

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

CARA CORRIGAN started as an employee of the Company in 1997 as the Assistant Controller and then became the Executive Assistant to the President (Ronald Boreta) in 1999 and served as his assistant until June of 2008.  In June of 2009, she became the Company’s Corporate Controller working in that position until May of 2015. Ms. Corrigan proved herself a dedicated employee with the Company and continues to be well aware of the activities and direction of the Company. Ms. Corrigan now lives in Reno, NV, where, since March 2017, she has been the Director of Operations and Administration for Minerva Office Management, a family trust office, where she manages all aspects of the office and staff on a daily basis. She also is responsible for working with trust family members both domestically and internationally.  From June 2015 to March 2017, she was the Financial Controller for a business conglomerate that included real estate, a clothing line, autos and horses.  Mrs. Corrigan oversaw all aspects of the business including working internationally with the firm’s Danish office.

 JOHN BORETA was elected to the Board during the third quarter of 2013. John has served as General Manager of the golf center that was owned by the Company until October 2016 (now named the “TaylorMade Golf Experience”) since its inception in 1997. He is involved in all aspects of the day to day operation of the facility. John moved to Las Vegas in 1981 to work in the family golf business, Las Vegas Golf and Tennis. He was involved in the daily store operations as a retail sales manager, as well as mail-order sales supervisor. He was promoted to store manager for a store that exceeded $10 million in sales annually. In addition to his involvement with TaylorMade Golf Experience, he is co-owner of three golf retail stores in Las Vegas, including the Saint Andrews Golf Shop which is a tenant at the golf center, with his brother, Ronald S. Boreta.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2015 and 2016 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION				STOCK AWARDS	OPTION AWARDS	ALL OTHER COMPEN- SATION
		SALARY	BONUS				TOTAL
	YEAR	($)(2)	($)	($)	($)	($)(1)	($)

Ronald S. Boreta, President
	2015	$120,000	$0	--	--	$15,209	$135,209
	2016	$107,500	$0	--	--	$10,327	$117,827

_________________________

(1)   For 2015, these amounts were auto expenses of $15,209. For 2016, these amounts were auto expenses of $10,327.

(2)   For 2015 Ronald Boreta’s salary included $60,000 of deferred compensation.  In 2016 deferred compensation totaled $53,750.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2016.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2015 and 2016 no compensation was paid to the Company’s directors for their services.

Steve Miller was granted 34,000 shares of stock in connection with his election to the Board of Directors.  This stock is subject to a restricted stock agreement and vested in full on May 24, 2015.

Cara Corrigan received a salary of $30,910 as its Corporate Controller for her work through May 2015.

John Boreta received an annual salary of $75,000 as the General Manager of the TaylorMade Golf Experience which was owned by the Company until October 2016.

EMPLOYMENT AGREEMENT

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he received a base salary that was increased to $120,000 beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2013, but he continued to be employed by the Company on the same basis. Ronald S. Boreta received the use of an automobile, for which the Company paid all expenses and full medical and dental coverage. These arrangements ended in connection with the closing of the Transfer Agreement in October 2016.  Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2017, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

NAME AND ADDRESS OF BENEFICIAL OWNERS			PERCENT OF CLASS

Ronald S. Boreta	950,484	(1)	16.90%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

ASI Group, LLC	1,589,167	(4)	28.26%
Investment AKA, LLC c/o Agassi
Enterprises, Inc.
3883 Howard Hughes Pkwy, 8th Fl.
Las Vegas, NV 89109

John Boreta	801,439	(2)	14.25%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

Boreta Enterprises, Ltd.	360,784	(3)	6.41%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

Steve Miller	34,000	(5)	0.60%
3883 Howard Hughes Pkwy., 8th Fl.
Las Vegas, NV 89169

Cara Corrigan	34,000	(5)	0.60%
6730 Las Vegas Blvd. South
Las Vegas, NV 89119

All Directors and Executive Officers as a	1,819,923	(6)	32.36%
Group (4 persons)

(1) Includes 702,229 shares held directly and 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.

(2) Includes 691,735 shares held directly and 108,704 shares, which represents John Boreta's share of the Common Stock held by Boreta Enterprises Ltd.

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2016, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

AAGC’s ’s employees have provided administrative/accounting support for the Company and two golf retail stores: one named Saint Andrews Golf Shop ("Saint Andrews") and the other one  named Las Vegas Golf and Tennis ( “Westside Store”), owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company. The Saint Andrews store is the retail tenant in the TMGE.

In addition to the administrative/accounting support provided by AAGC to the above stores, the Company received funding for operations from these and various other stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $61,824 and $1,724,286 as of December 31, 2016 and 2015, respectively. The 2015 amount includes $511,220 related to the discontinued operations. The amounts are non-interest bearing and due out of available cash flows of the Company. The change in the balance is from the forgiveness of debt in connection with the closing of the Transfer Agreement in October 2016.

Until October 2016, both Ronald Boreta and John Boreta have continued to defer half of their monthly salaries until the Company was in a more positive financial state.  The amounts deferred for 2016 (through October 18) and 2015 were $85,000 and $97,500, respectively. The obligations to pay the deferred salaries were assumed by AAGC in connection with the closing of the Transfer Agreement.

Lease to Saint Andrews

AAGC has two tenant operations. One of them is for the Saint Andrews Golf Shop that occupies approximately 4,300 square feet for golf retail sales and pays a fixed monthly rent that includes a prorated portion of maintenance and property tax expenses. Saint Andrews is owned by Ronald Boreta and John Boreta. The initial monthly rent was $13,104. The lease was for an initial term of fifteen years through July 2013. Saint Andrews had two options to extend for five years in July 2013 and July 2017 with a 5% rent increase for each extension. Saint Andrews exercised its first five year option in July 2012.

For the years ended December 31, 2016 and 2015, rental income totaling $163,800 and $163,800 was paid by Saint Andrews. This income is included in discontinued operations.

Notes to Related Parties

The Company had various notes and interest payable to the following entities as of December 31, 2015:

2015
Various notes payable to Vaso Boreta bearing interest rate of 10% per annum and due on demand (1)
$3,200,149
Note payable to BE Holdings 1, LLC, bearing interest rate of 10% per annum and due on demand (2)

100,000
Various notes payable to SAGS, bearing interest rate of 10% per annum and due on demand (3)
704,656

Notes Payable Short-term Debt Westside 15, LLC With no interest based on payment made by end of December 2016 (4)	93,921

Note payable to BE III, LLC, bearing 10% Per annum and due on demand (4)	200,500

TOTAL	$4,299,226

1) Vaso Boreta was the former Company's Chairman of the Board who passed away in October 2013.
2) BE Holdings 1, LLC is owned by Ronald Boreta and John Boreta.
3) Saint Andrews Golf Shop is owned by Ronald Boreta and John Boreta.
4) Westside 15, LLC is owned by Ronald Boreta and John Boreta
5) BE III, LLC is owned by Ronald Boreta and John Boreta.

As of December 31, 2015, accrued interest payable - related parties related to the notes payable – related parties totaled $6,205,675, of this $868,680 was related to the discontinued operations included in Liabilities held for sale.

On October 18, 2016 all of the notes and accrued interest were cancelled as part of the closing of the Transfer Agreement.

Other Transactions

John Boreta, who became a Director of the Company in 2013, has been employed by All-American Golf Center (“AAGC”), a subsidiary, as its general manager for over 12 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continues to be employed on the same basis. During 2016, John Boreta received compensation of $81,000 for his services in that capacity, which includes an auto allowance of $6,000.  He also received medical compensation of $13,313 for 2016. The Company’s Board of Directors believes that the above transactions were on terms no less favorable to the Company than if the transactions were with unrelated third parties.

Director Independence

The Company has determined that Steve Miller is an independent director as defined under the rules used by the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2016 and 2015 by RBSM for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by RBSM for tax compliance and tax advice for the fiscal years ended December 31, 2016 and 2015, were $5,000 during each year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER DESCRIPTION		LOCATION
2	Agreement for the Purchase and Sale of Assets, as amended	Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K dated February 26, 1997

2.1	Transfer Agreement dated June 10, 2016, among All-American SportPark, Inc. and Ronald Boreta and John Boreta	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2017

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.2	Promissory Note to Vaso Boreta	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.3	Lease Agreement between Urban Land of Nevada and All-American Golf Center, LLC	Incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.4	Operating Agreement for All-American Golf, LLC, a limited liability company	Incorporated by reference to Exhibit 10.18 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.5	Promissory Note to Saint Andrews Golf, Ltd.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form-KSB for the year ended December 31, 2005

10.6	Promissory Note to BE Holdings I, LLC	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

10.7	Promissory Notes to Saint Andrews Golf Shop Ltd. and BE District, LLC during 2007	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

10.8	Settlement Agreement with Urban Land of Nevada, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2008

10.9	Customer Agreement among All-American SportPark, Inc.; All-American Golf Center, Inc.; Saint Andrews Golf Shop, Ltd.; and Callaway Golf Company dated June 19, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.10	Stock Transfer Agreement among All-American SportPark, Inc.; Saint Andrews Golf Shop, Ltd. and All-American Golf Center, Inc. dated June 15, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.11	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.12	Addendum No. 2 to Employment Agreement between Ronald Boreta and All-American SportPark, Inc. dated June 15, 2009.	Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.13	Agreement with AKA Investments, LLC dated September 23, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 24, 2009

10.14	First Amendment to Customer Agreement with Callaway Golf Company	Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the year ended December 31, 2013

10.15	Golf Center Sponsorship Agreement with Taylor Made Golf Company, Inc. *	Incorporated by reference Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014
10.16	Promissory notes to Ron Boreta and John Boreta dated December 18, 2014	Incorporated by reference Exhibit 10.16 to the Registrant’s Report on Form 10-K for the year ended December 31, 2014

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for The year ended December 31, 2007

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350	Filed herewith electronically

*	Confidential treatment has been granted as to a portion of this exhibit, which portion had been omitted and filed separately with the Securities and Exchange Commission.

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

All-American SportPark, Inc.

We have audited the accompanying consolidated balance sheets of All-American SportPark, Inc. and subsidiary (“The Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. All-American SportPark, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All-American SportPark, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

Henderson, Nevada

April 17, 2017

ALL-AMERICAN SPORTPARK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

Assets

Current assets:
Prepaid expenses and other current assets	$38	$272

Assets held for sale	-	565,215
Total current assets	38	565,487

Property and equipment, net of accumulated depreciation of $11,386 and $10,337, respectively
	306	1,355

Total Assets	$344	$566,842

Liabilities and Deficit

Current liabilities:

Accounts payable and accrued expenses	$45,129	$307,743
Notes payable- related parties	-	3,300,149
Due to related parties	61,824	1,213,066
Accrued interest payable-related party	-	5,336,995
Liabilities held for sale	-	3,725,448
Total current liabilities	106,953	13,883,401

Commitments and Contingencies

Deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015, respectively	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,624,123 and 4,624,123 shares issued and outstanding as of December 31, 2016 and 2015, respectively

	5,624	4,624
Prepaid equity-based compensation	-	(944)
Additional paid-in capital	28,685,503	14,408,270
Accumulated deficit	(28,797,736)	(28,169,696)
Total All-American SportPark, Inc. stockholders’ deficit	(106,609)	(13,757,746)

Non-controlling interest in subsidiary	-	441,187
Total stockholder’s deficit	(106,609)	(13,316,559)

Total Liabilities and Deficit	$344	$566,842

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Expenses:
General and administrative	$354,536	$352,751
Depreciation and amortization	1,049	1,910
Total expenses	355,585	354,661

Loss from operations	(355,585)	(354,661)

Other expense
Interest expense	(309,527)	(409,528)

Total other expense	(309,527)	(409,528)

Net loss before provision for income tax	(665,112)	(764,189)
Provision for income tax expense	-	-
Loss from continuing operations	(665,112)	(764,189)

Income from discontinued operations	37,072	87,842

Net Loss	(628,040)	(676,347)
Net Income attributed to non-controlling interest
	-	43,043
Net loss attributable to All-American SportPark, Inc.	$(628,040)	$(719,390)
Weighted average number of common shares outstanding-basic and fully diluted
	4,826,309	4,624,123

Basic and diluted net loss per common share from	$(0.14)	$(0.17)
continuing operations
Basic and diluted net income per common share	$0.01	$0.02
from discontinued operations
Net loss per share – basic and fully diluted	$(0.13)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF  DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Prepaid Equity Based Compensation	Additional Paid in Capital		Non- Controlling Interest
					Accumulated Deficit
	Shares	Amount					Total
Balance, December 31, 2014	4,624,123	$ 4,624	$ (4,626)	$ 1,408,270	$(27,450,306)	$ 398,144	$ (12,643,894)

Amortization of prepaid equity based compensation	-	-	3,682	-	-	-	3,682

Net Loss	-	-	-	-	(719,390)	43,043	(676,347)

Balance, December 31, 2015	4,624,123	$ 4,624	$ (944)	$14,408,270	$(28,169,696)	$ 441,187	$(13,316,559)

Transfer Agreement	1,000,000	1,000	-	14,277,233	-	(441,187)	13,837,046
Amortization of prepaid equity based compensation
	-	-	944	-	-	-	944

Net Loss	-	-	-	-	(628,040)	-	(628,040)

Balance, December 31, 2016	5,624,123	$ 5,624	$ -	$28,685,503	$ (28,797,736)	$ -	$ (106,609)

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(665,112)	$(764,379)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,049	1,909
Stock –based compensation	944	3,682

Changes in operating assets and liabilities:
Prepaid expenses	234	1,356
Cash in excess of available funds	-	(5,553)
Accounts payable and accrued expenses	79,886	4,055
Accrued interest payable – related parties	263,507	340,475
Net cash used in operating activities	(319,492)	(418,265)

Cash flows from investing activities Cash flows from financing activities	-	-
Proceeds from related parties	110,937	521,159
Payments on notes payable- related parties	-	(106,550)
Net cash provided by financing activities	110,937	414,609
Cash flows from discontinued operations
Net cash provided by operating activities	191,447	465,220
Net cash used in investing activities	(6,830)	(36,240)
Net cash used in financing activities	(23,938)	(425,324)
Net Cash provided by discontinued operations	208,555	3,656
Net Increase in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	$43,926

Supplemental disclosures of non-cash investing activities:
Liabilities released due to Transfer Agreement	$10,505,330	$-
Assets held for sale transferred out due to Transfer Agreement	$(499,847)	$-
Liabilities held for sale transferred out due to Transfer Agreement	$3,831,563	$-
Non-controlling interest transferred out due to Transfer Agreement	$441,187	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALL -AMERICAN SPORTPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a. ORGANIZATION

On October 18, 2016, All-American Sportpark, Inc. (“AASP” or the “Company”) completed the closing of the Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets. As a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company currently has no employees.

b. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of All-American SportPark, Inc. (“AASP”) included herein, presented in accoradance with United States generally accepted accounting principles and stated in US dollars, include the accounts of AASP and its 51% owned subsidiary, All-American Golf Center, Inc. (“AAGC”), collectively the “Company” through October 18, 2016. All significant intercompany accounts and transactions have been eliminated. The Company’s business operations consisting solely of the TaylorMade Golf Experience (“TMGE”) are included in AAGC.

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets.  On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and accrued interest of $8,864,255.

In connection with the closing of the Transfer Agreement, AAGC assumed the obligation of the Company to pay Ronald Boreta for deferred salary of $342,500. In addition, AAGC cancelled $4,267,802 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled $1,286,702 owed to them by the Company. In addition, the Company cancelled $24,523 of amounts due from entities controlled by the Boretas.

Also, as a result of the Transfer Agreement, on October 18, 2016, the Company derecognized the assets and liabilities of AAGC.

The sale and transfer of the Company’s 51% interest in AAGC to the controlling shareholders of the Company is a common control transaction and recorded at book value. Any difference between the proceeds received by the Company and the book value of assets and liabilities of AAGC, cancellation of promissory notes and accrued interest, assumption of deferred salary, cancellation of amounts due to and due from entities controlled by the Boretas is recognized as a capital transaction with no gain or loss recorded.

The assets and liabilities transferred and debts cancelled and assumed is summarized below:

	AASP	AAGC	Total
Accounts receivable	$-	$23,080	$23,080
Prepaid expenses and other current	-	32,992	32,992
Property and equipment, net	-	443,775	443,775
Cash is excess of available funds	-	(34,405)	(34,405)
Accounts payable and accrued expenses		(309,979)	(309,979)
Accounts payable and accrued expenses – related party	(342,500)	(214,063)	(556,563)
Deferred revenue	-	(171,345)	(171,345)
Notes payable – related party	(3,300,149)	(1,034,077)	(4,334,226)
Due to related party	(1,262,179)	(554,022)	(1,816,201)
Capital lease obligation	-	(41,381)	(41,381)
Accrued interest payable – related party	(5,600,502)	(946,513)	(6,547,015)
Intercompany account	(4,267,802)	4,267,802	-
Deferred rent liability	-	(525,778)	(525,778)
Issuance of 1,000,000 shares of common stock
of the Company	1,000	-	1,000
Non-controlling interest	-	(441,187)	(441,187)
Change in additional paid-in capital	14,772,132	(494,899)	14,277,233
	$-	$-	$-

As a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Exchange Act.

As of December 31, 2016 the business activities of AAGC are classified as held for sale in accordance with ASC 205-20 ”Discontinued operation”. All references to discontinued operations included the operations of AAGC.

The following tables summarize the results from discontinued operations:

	Period Ended October 18, 2016	Year Ended December 31, 2015
Revenue	$1,491,832	$1,850,323
Revenue – related party	79,167	166,779
Total revenue	1,570,999	2,017,102
Cost of revenue	437,566	620,296
Gross profit	1,133,433	1,396,806
Selling, general, administrative and depreciation	991,654	1,187,983

Loss from discontinued operations	141,779	208,823
Interest expense	(104,707)	(120,981)

Income from discontinued operations before provision for income tax	37,072	87,842

(Provision) benefit for income taxes	-	-

Net income of AAGC	$37,072	$87,842

December 31
2015
Assets

Current assets:
Accounts receivable	$18,339
Prepaid expenses and other current assets	20,857
Total current assets	39,196

Property and equipment, net	526,019

Total assets	$565,215

Liabilities and Stockholders’ Deficit

Current liabilities:
Cash in excess of available funds	$29,368
Accounts payable and accrued expenses	13,640
Accounts payable and accrued expenses – related party	452,317
Current portion of deferred revenue	125,000
Current portion of notes payable – related party	999,077
Current portion of due to related parties	511,220
Current portion of capital lease obligation	32,082
Accrued interest payable – related party	868,683
Total current liabilities	3,031,387

Capital lease obligation	33,623
Deferred revenue	100,000
Deferred rent liability	560,438
Total long-term liabilities	694,061

TOTAL LIABILITIES	3,725,448

CARRYING VALUE OF AAGC	$(3,160,233)

c. BUSINESS ACTIVITIES

At this time, the Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to the Company by persons or firms who or which desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Exchange Act.  The Company will not restrict our search to any specific business or geographical location.

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

c. STOCK-BASED COMPENSATION

The Company accounts for all compensation related to stock, options or warrants in accordance with ASC topic 718 “Compensation- stock compensation” which requires companies to recognize in statement of operation using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

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

e. ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $54,195 and $36,562 for the year ended December 31, 2016 and 2015, respectively.

f. REVENUES

The Company primarily earned revenue from golf course green fees, driving range ball rentals and golf club and cart rentals, which were recognized when received as payments for the services provided. The Company also received marketing revenue associated with the Taylor Made Agreement that they realized equally on a monthly basis over the life of the agreement. Lease and sponsorship revenues are recognized as appropriate when earned.

g. COST OF REVENUES

Cost of revenues was primarily comprised of golf course and driving range employee payroll and benefits, operating supplies (e.g., driving range golf balls and golf course scorecards, etc.), and credit card and check processing fees.

h. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted principally of management, accounting and other administrative employee payroll and benefits, land lease expense, utilities, landscape maintenance costs, and other expenses (e.g., office supplies, marketing/advertising, and professional fees, etc.).

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

j. LEASES

The Company has leased land and equipment. Leases are evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation related to the land includes option periods as the Company believes the option period can be reasonably assured and failure to exercise such option would result in an economic penalty. For equipment, option periods are included only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in economic penalty.

k. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the ASC-820 “Fair Value Measurement”  related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  Level 1: Observable inputs such as quoted prices in active markets;
  Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
  Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At each of December 31, 2016 and 2015, the carrying amount of cash, notes payable, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

l.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes, the fair value of stock-based compensation, and valuation of intangible assets.  The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.

m. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2016 and 2015.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 4,826,309 in 2016 and 4,624,123 in 2015, respectively.

n. RECENT ACCOUNTING POLICIES

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

o. BASIS OF PRESENATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for 2016, the Company had net loss of $628,040. As of December 31, 2016, the Company had a working capital deficit of $106,915 and a stockholders' deficiency of $106,609.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As described in Note 1, the Company’s Board of Directors determined that it was in the best interests of the Company to enter into the Transfer Agreement with the Boretas.  The closing of that agreement would result in the elimination of nearly all of the debt of the Company.  However, after the closing, the Company would have no significant assets and would continue to depend on affiliates to provide funds to pay its ongoing expenses. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financials are issued.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

Prior to October 18, 2016, the Company’s employees provided administrative/accounting support for three golf retail stores,  named Saint Andrews Golf Shop ("SAGS"), Las Vegas Golf and Tennis ("Boca Store") and Las Vegas Golf and Tennis Superstore (“Westside 15 Store”), owned by Ronald Boreta, the Company's President, and his brother, John Boreta, a Director of the Company. The SAGS store is the retail tenant in the TMGE.

Administrative/accounting payroll and employee benefits expenses were allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company were $21,744 and $20,925 for the years ended December 31, 2016 and 2015, respectively. The Company recorded this allocation by reducing the related expenses and allocating them to the related parties.

In addition to the administrative/accounting support provided by the Company to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages, and salaries. The net amount due to these stores totaled $61,824 and $1,724,286 as of December 31, 2016 and 2015, respectively. The amount for 2015 included $511,220 related to the discontinued operations. The amounts were non-interest bearing and due out of available cash flows of the Company. Additionally, the Company has the right to offset the administrative/accounting support against the funds received from these stores.

Through October 18, 2016, both Ronald Boreta and John Boreta continued to defer half of their monthly salaries until the Company is in a more positive financial state.  The amounts deferred for the years ended December 31, 2016 and 2015 were $85,000 and $97,500, respectively. The obligations to pay the deferred salaries were assumed by AAGC in connection with the closing of the Transfer Agreement.

Notes and Interest Payable to Related Parties:

The Company had various notes and interest payable to the following entities as of December 31, 2016, and December 31, 2015, respectively:

	2016	2015
From Continuing Operations:

Various notes payable to Vaso Boreta bearing interest rate of 10% per annum and due on demand (1)	$-	$3,200,149

Note payable to BE Holdings 1, LLC, owned by the chairman of the board, bearing interest rate of 10% per annum and due on demand (2)	-	100,000
Total from continuing operations	$-	$3,300,149

From Discontinued Operations:

Various notes payable to SAGS, bearing interest rate of 10% per annum and due on demand (3)	$-	$704,656

Various short term notes payable to the Westside 15 Store, bearing interest rate of 10% per annum and due on demand (4)	-	93,921

Note payable to BE III, LLC bearing interest rate of 10% per annum and due on demand (5)	-	200,500
Total from discontinued operations		999,077
Total	$-	$4,299,226

1)	Vaso Boreta is the former Chairman of the Board of the Company who passed away in October 2013.
2)	BE Holdings 1, LLC is owned by Ronald Boreta and John Boreta.
3)	Saint Andrews Golf Shop is owned by Ronald Boreta and John Boreta.
4)	The Westside 15 Store is owned by Ronald Boreta and John Boreta
5)	BE III, LLC is owned by Ronald Boreta and John Boreta.

All maturities of related party notes payable and the related accrued interest payable as of December 31, 2016 were due and payable upon demand.

As of December 31, 2016 and 2015, accrued interest payable - related parties related to the notes payable – related parties totaled $0 and $6,205,675, respectively. The total for 2015 includes $868,680 related to the discontinued operations. On October 18, 2016 all of the notes and accrued interest were cancelled as part of the closing of the Transfer Agreement.

Lease to SAGS

AAGC subleases space in the clubhouse to SAGS. Base rent includes $13,104 per month through July 2013 with a 5% increase for each of two 5-year options to extend in July 2013 and July 2017. For the years ending December 31, 2016 and 2015, the Company recognized rental income totaling $163,800 and $163,800, respectively which in now part of the discontinued operations included under Liabilities held for sale.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2016	2015
	--------------	--------------
Furniture and Equipment	$11,692	$11,692
	--------------	---------------
	11,692	11,692
Less: Accumulated Depreciation	11,386	10,337
	$306	$1,355

Depreciation expenses totaled $1,049 and $1,910 for the years ended December 31, 2016 and 2015, respectively.

NOTE 6. COMMITMENTS

The Company has no commitments as of December 31, 2016 due to the closing of the Transfer Agreement.

NOTE 7. INCOME TAXES

The provision for income tax consists of the following:

	2016	2015
Net operating loss carryforward	20,596,578	14,570,194
Related Party interest	6,918,509	6,505,675
Depreciation, amortization and other	(308,000)	(479,291)
Net operating loss carryforward	27,207,087	20,596,578

Net deferred tax assets	9,522,480	7,208,802

Valuation allowance	(9,522,480)	7,208,802)
Net deferred tax assets	-	-

	2016	2015
Income tax at federal rate	35.00%	35.00%
Permanent differences	-35.00%	-35.00%

Effective income tax rate	0.00%	0.00%

As of December 31, 2016 and 2015, the Company had available for income tax purposes approximately $27 million and $21 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry forwards expire in 2021 through 2034. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. A 100% valuation allowance has been effectively established against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

 Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015, respectively.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,624,123 and 4,624,123 shares issued and outstanding as of December 31, 2016 and 2015, respectively. On October 18, 2016,   1,000,000 shares of the Company’s common stock were issued to the Boretas, in exchange for the cancellation of promissory notes and other debts owed to the Boretas and the interest accrued.

On May 24, 2013, the Company granted 68,000 shares of restricted common stock to one director and one employee for services. In accordance with the terms of the grant, the shares vested in full at the end of two years from the date of grant for the director. The restricted common stock granted to the employee vested in full at the end of three years from the date of grant. The Company recorded prepaid stock-based compensation of $13,600 representing the estimated fair value on the date of grant, and amortized the fair market value of the shares to compensation expense ratably over the two and three year vesting periods. No additional shares were issued in 2015 and 2016.  Total amortization of pre -paid equity compensation is $944 and $3,682 as of December 31, 2016 and 2015 respectively.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and determined that there were none.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: April 17, 2017	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta	President (Chief Executive Officer),Treasurer (Principal Financial Officer) and Director	April 17, 2017
Ronald S. Boreta

/s/ Steven Miller	Director	April 17, 2017
Steven Miller

/s/ Cara Corrigan	Director	April 17, 2017
Cara Corrigan

/s/ John Boreta	Director	April 17, 2017
John Boreta