Form 10-Q
period 2017-03-31
ALL AMERICAN SPORTPARK INC
filed 2017-05-15
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒       No ☐

      The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2017 was 5,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at March 31, 2017 and December 31, 2016 (Unaudited)
		1

	Condensed Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)
		2

	Condensed Statements of Cash Flows For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
		3

	Notes to Condensed Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II:	Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Changes in Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

ii

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$420	$38
Total current assets	420	38

Property and equipment, net of accumulated depreciation of $11,513 and $11,386, as of March 31, 2017 and December 31, 2016, Respectively

	179	306

Total Assets	$599	$344

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$33,906	$45,129
Due to related party	90,814	61,824
Total current liabilities	124,720	106,953

Commitments and Contingencies
Deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,624,123 and 5,624,123 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively

	5,624	5,624
Additional paid-in capital	28,685,503	28,685,503
Accumulated deficit	(28,815,248)	(28,797,736)
Total stockholders' deficit	(124,121)	(106,609)

Total Liabilities and Stockholders' Deficit	$599	$344

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending
	March 31,
	2017	2016

Expenses:
General and administrative expenses	$17,385	$74,327
Depreciation and amortization	127	412
Total expenses	17,512	74,739

Net operating income	(17,512)	(74,739)

Loss from continuing operations
Interest expense	-	(102,425)
Total other (expense)	-	(102,425)
Net loss before provision of income tax	(17,512)	(177,164)
Loss from continuing operatioins	(17,512)	(177,164)

Income from discontinued operations	-	98,187

Net loss	$(17,512)	$(78,977)
Net income attributed to non-controlling interest	$-	$48,484
Net loss attributed to All American SportPark, Inc.	$(17,512)	$(127,461)
Basic and diluted net (loss) per common share from continuing operations

	$(0.00)	$(0.04)
Basic and diluted net income per common share from discontinued operations	$0.00	$0.02
Basic and diluted net (loss) per common share	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic and fully diluted

	5,624,123	4,624,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities

Net loss	$(17,512)	$(177,164)

Adjustment to reconcile net loss to net cash for operating activities
Share-based compensation	-	567
Depreciation and amortization	127	412
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(382)	(1,104)
Accounts payable and accrued expenses	(11,223)	(9,397)
Accrued interest related parties	-	85,165
Deferred compensation	-	15,000
Net cash used in operating activities	(28,990)	(86,521)

Cash flows from financing activities

Proceeds from related parties	28,990	86,521

Net cash provided by financing activities	28,990	86,521

Cash provided by discontinued operations
Net cash provided by discontinued operations	-	45,625

Net increase in cash	$-	$45,625

Cash, beginning of period	-	-
Cash, end of period	$-	$45,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

All-American Sportpark, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

b. BASIS OF PRESENTATION

The unaudited condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by All-American SportPark, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

The assets and liabilities transferred and debts cancelled and assumed are summarized below:

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

e. ADVERTISING

The Company expenses advertising costs as incurred. The company incurred no advertising expenses for the 3 months ended March 31, 2017 and 2016 respectivel

f. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted principally of management, accounting and other administrative employee payroll and benefits, and other expenses (e.g., office supplies, marketing/advertising, and professional fees, etc.).

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

h. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At each of March 31, 2017 and December 31, 2016, the carrying amount of cash, notes payable, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

i.  USE OF ESTIMATES

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

j. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the periods ended March 31, 2017 and December 31, 2016.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,624,123 at March 31, 2017 and 4,624,123 at March 31, 2016, respectively.

k. RECENT ACCOUNTING POLICIES

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

l. BASIS OF PRESENATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

Note 3 – Going concern

As of March 31, 2017, we had an accumulated deficit of $28,815,248.  In addition, the Company’s current liabilities exceed its current assets by $124,300 as of March 31, 2017.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As described in Note 1, the Company’s Board of Directors determined that it was in the best interests of the Company to enter into the Transfer Agreement with the Boretas.  The closing of that agreement eliminated nearly all of the debt of the Company.  However, the Company has no significant assets and continues to depend on affiliates to provide funds to pay its ongoing expenses. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financials are issued.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 4 – Related party transactions

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

AAGC has advanced funds to pay certain expenses of the Company.

At March 31, 2017 and December 31, 2016, the total amounts owed to AAGC were $90,814 and $61,824, respectively.

Notes and Interest Payable to Related Parties:

The Company had no notes or interest payable as of March 31, 2017 and December 31, 2016.

Note 5 – Stockholders' deficit

PREFERRED STOCK

 Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,624,123 and 5,624,123 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. There were no shares issued for the three months ended March 31, 2017.

Note 6 – Subsequent Events

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

Results of Operations for the three months ended March 31, 2017 and 2016 compared.

INCOME:

Revenue

There were no revenues from the continuing operations for the three months ended March 31, 2017 and 2016.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from the continuing operations for the three months ended March 31, 2017 and 2016.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 were $17,385, a decrease of $56,942 or 76.6%, from $74,327 for the three months ended March 31, 2016.  Expenses were lower in 2017 due to the elimination of payroll as a result of the closing of the Transfer Agreement.

Depreciation and amortization expenses for the three months ended March 31, 2017 were $127, a decrease of $285, or 69.2% from $412 for the three months ended March 31, 2016.

Interest Expenses

Interest expenses decreased from $102,425 for the three months ended March 31, 2016 to $0 in 2017. The decrease was due to the elimination of debt and subsequent interest as a result of the closing of the Transfer Agreement.

Net Loss from Operations

We had a net loss from operations of $17,512 for the three months ended March 31, 2017 as compared to net loss from operations of $78,977 for the three months ended March 31, 2016, a decrease of $61,465 or 77.8%.  Discontinued operations provided a $98,187 gain for the three months ended March 31, 2016.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at March 31, 2017 compared to December 31, 2016.

	March 31, 2017	December 31, 2016	Increase / (Decrease)
			$	%

Current Assets	$420	$38	$382	1005%
Current Liabilities	124,720	106,953	17,767	16.6%
Working Capital Deficit	$124,300	$106,915

Going Concern

The Company’s management believes that its operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As described in Note 1 to the financial statements, the Company’s Board of Directors determined that it was in the best interests of the Company to enter into the Transfer Agreement with the Boretas.  The closing of that agreement eliminated nearly all of the debt of the Company.  However, the Company has no significant assets and continues to depend on affiliates to provide funds to pay its ongoing expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes, the fair value of stock-based compensation, and valuation of intangible assets.  The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2017.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2017.

We did not repurchase any of our equity securities during the quarter ended March 31, 2017.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  May 15  , 2017                                                                   By:/s/ Ronald Boreta

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