Form 10-Q
period 2017-06-30
ALL AMERICAN SPORTPARK INC
filed 2017-08-14
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2017

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

                                                                                                                 Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes x     No

      The number of shares of Common Stock, $0.001 par value, outstanding on August 12, 2017 was 5,624,123 shares.

All-American Sportpark, inc.

Form 10-Q

Index

		Page
		Number
Part I:	Financial Information

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at June 30, 2017 (Unaudited) and December 31, 2016
		1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)
		2

	Condensed Statements of Cash Flows For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
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

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

All-American SportPark, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$309	$38
Total current assets	309	38

Property and equipment, net of accumulated depreciation of $11,554 and $11,386, as of June 30, 2017 and December 31, 2016, respectively

	138	306

Total Assets	$447	$344

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	28,150	45,129
Due to related party	121,088	61,824
Total current liabilities	149,238	106,953

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively

	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,624,123 and 5,624,123 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively
	5,624	5,624
Additional paid-in capital	28,685,503	28,685,503
Accumulated deficit	(28,839,918)	(28,797,736)
Total stockholders' deficit	(148,791)	(106,609)

Total Liabilities and Stockholders' Deficit	$447	$344

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ending June 30,		For the Six Months Ending June 30,

	2017	2016	2017	2016

Expenses:

General and administrative expenses	$24,629	$99,324	$42,014	$173,649
Depreciation and amortization	41	272	168	684
Total expenses	24,670	99,596	42,182	174,333
Net operating loss	(24,670)	(99,596)	(42,182)	(174,333)

Other expense:
Interest expense	-	(102,424)	-	(204,849)

Total other expense	-	(102,424)	-	(204,849)

Net loss before provision for income tax	(24,670)	(202,020)	(42,182)	(379,182)

Provision for income tax expense	-	-	-	-

Net loss from continued operations	(24,670)	(202,020)	(42,182)	(379,182)
Net income from discontinued operations	-	36,349	-	134,534
Net loss	$(24,670)	$(165,671)	$(42,182)	$(244,648)

Net income attributable to non-controlling interest	-	17,811	-	65,922

Net loss attributable to All-American SportPark, Inc.	$(24,670)	$(183,482)	$(42,182)	$(310,570)

Basic and diluted income (loss) per weighted average common share
Continuing Operations	$(0.00)	$(0.04)	$(0.01)	$(0.08)
Discontinued Operations	$(0.00)	$0.01	$0.00	$0.03
Total basic and diluted loss per weighted average common share	$(0.00)	$(0.03)	$(0.01)	$(0.05)
Weighted average number of common shares outstanding - basic and fully diluted	5,624,123	4,624,123	5,624,123	4,624,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities

Net loss from continued operations	$(42,182)	$(379,182)

Adjustment to reconcile net loss to net cash for operating activities

Depreciation and amortization	168	683
Share-based compensation	-	944
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(271)	(596)
Accounts payable and accrued expenses	(16,979)	25,819
Accrued interest related parties	-	170,333

Net cash used in operating activities	(59,264)	(181,999)

Cash flows from financing activities

Proceeds from related parties	59,264	181,999

Net cash provided by financing activities	59,264	181,999

Cash flows from continued operations	-	-
Cash flow from discontinued operations
Cash flows used in operating activities	-	(17,354)
Cash flows provided by financing activities		17,354
Net cash provided by discontinued operations	-	-

Net decrease in cash	$-	$-

Cash, beginning of period	$-	$-
Cash, end of period	$-	-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

-

The accompanying notes are an integral part of these unaudited condensed financial statements.

All-American Sportpark, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organizational Structure and Basis of Presentation

a.  ORGANIZATION

On October 18, 2016, All-American Sportpark, LLC (“AASP” or the “Company”) completed the closing of the Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets. As a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The assets and liabilities transferred and debts cancelled and assumed are summarized below:

                                                                                              AASP             AAGC             Total

Accounts receivable                                                         $              -     $      23,080     $       23,080

Prepaid expenses and other current                                                  -             32,992              32,992

Property and equipment, net                                                             -           443,775            443,775

Cash in excess of available funds                                                      -            (34,405)           (34,405)

Accounts payable and accrued expenses                                                      (309,979)         (309,979)

Accounts payable and accrued expenses – related party       (342,500)         (214,063)         (556,563)

Deferred revenue                                                                               -         (171,345)         (171,345)

Notes payable – related party                                            (3,300,149)     (1,034,077)      (4,334,226)

Due to related party                                                           (1,262,179)        (554,022)      (1,816,201)

Capital lease obligation                                                                      -            (41,381)           (41,381)

Accrued interest payable – related party                            (5,600,502)         (946,513)      (6,547,015)

Intercompany account                                                       (4,267,802)       4,267,802                       -

Deferred rent liability                                                                        -           (525,778)         (525,778)

Issuance of 1,000,000 shares of common stock

of the Company                                                                         1,000                       -               1,000

Non-controlling interest                                                                     -          (441,187)         (441,187)

Increase in additional paid-in capital                                  14,772,132          (494,899)      14,277,233

                                                                                       $                  -     $              -       $                -

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

Note 2.  Summary of Significant Accounting Policies

a.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes, and valuation of fixed assets.  The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.

b. CASH AND CASH EQUIVALENTS

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

c. INCOME TAXES

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

d. STOCK-BASED COMPENSATION

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

f. ADVERTISING

The Company expenses advertising costs as incurred. The company incurred no advertising expenses for the three and six months ended June 30, 2017 and 2016, respectively.

g. REVENUES

The Company earned no revenues for the three and six months ended June 30, 2017 and 2016, respectively.

h. COST OF REVENUES

The Company earned no costs of revenues for the three and six months ended June 30, 2017 and 2016, respectively

i. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted principally of management, accounting and other administrative employee payroll and benefits, , utilities, and other expenses (e.g., office supplies, marketing/advertising, and professional fees, etc.).

j. IMPAIRMENT OF LONG-LIVED ASSETS

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

k. LEASES

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

At each of June 30, 2017 and December 31, 2016, the carrying amount of accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

m. BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

n. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the periods ended June 30, 2017 and December 31, 2016.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,624,123 at June 30, 2017 and 4,624,123 at June 30, 2016, respectively.

o. RECENT ACCOUNTING POLICIES

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

Note 3 – Going concern

As of June 30, 2017, the Company had an accumulated deficit of $28,839,918.  In addition, the Company’s current liabilities exceed its current assets by $148,929 as of June 30, 2017.

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

At June 30, 2017 and December 31, 2016, the total amounts owed to AAGC were $121,088 and $61,824, respectively.

Note 5 – Commitments

The Company had no commitments as of June 30, 2017.

Note 6 – Stockholders' deficit

PREFERRED STOCK

 Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,624,123 and 5,624,123 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. There were no shares issued for the three and six months ended June 30, 2017.

Note 7 – Subsequent Events

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

Results of Operations for the three months ended June 30, 2017 and 2016 compared.

INCOME:

Revenue

There were no revenues from the continuing operations for the three months ended June 30, 2017 and 2016.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from the continuing operations for the three months ended June 30, 2017 and 2016.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 were $24,629, a decrease of $74,695 or 75.2%, from $99,324 for the three months ended June 30, 2016.  Expenses were lower in 2017 due to the elimination of payroll as a result of the closing of the Transfer Agreement.

Depreciation and amortization expenses for the three months ended June 30, 2017 were $41 a decrease of $231, or 84.9% from $272 for the three months ended June 30, 2016.

Interest Expenses

Interest expenses decreased from $102,424 for the three months ended June 30, 2016 to $0 in 2017. The decrease was due to the elimination of debt and accrued interest as a result of the closing of the Transfer Agreement.

Net Loss from Operations

We had a net loss from operations of $24,670 for the three months ended June 30, 2017 as compared to net loss from operations of $202,020 for the three months ended June 30, 2016, a decrease of $177,350 or 87.7%.  Discontinued operations provided $36,349 of income for the three months ended June 30, 2016.

Results of Operations for the six months ended June 30, 2017 and 2016 compared.

INCOME:

Revenue

There were no revenues from the continuing operations for the six months ended June 30, 2017 and 2016.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from the continuing operations for the six months ended June 30, 2017 and 2016.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were $42,014 a decrease of $131,635 or 75.8%, from $173,649 for the six months ended June 30, 2016.  Expenses were lower in 2017 due to the elimination of payroll as a result of the closing of the Transfer Agreement.

Depreciation and amortization expenses for the six months ended June 30, 2017 were $168, a decrease of $516, or 75.4% from $684 for the six months ended June 30, 2016.

Interest Expenses

Interest expenses decreased from $204,849 for the six months ended June 30, 2016 to $0 in 2017. The decrease was due to the elimination of debt and accrued interest as a result of the closing of the Transfer Agreement.

Net Loss from Operations

We had a net loss from operations of $42,182 for the six months ended June 30, 2017 as compared to net loss from operations of $379,182 for the six months ended June 30, 2016, a decrease of $337,000 or 88.9%.  Discontinued operations provided $134,534 of income for the six months ended June 30, 2016.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at June 30, 2017 compared to December 31, 2016.

	June 30, 2017	December 31, 2016	Increase / (Decrease)
			$	%

Current Assets	$309	$38	$271	713.2%
Current Liabilities	149,238	106,953	42,285	39.5%
Working Capital Deficit	$148,929	$106,915

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

Critical Accounting Policies and Estimates

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes, and valuation of fixed assets.  The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.

RELATED PARTY TRANSACTIONS

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2017.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue any unregistered sales of equity securities during the quarter ended June 30, 2017.

We did not repurchase any of our equity securities during the quarter ended June 30, 2017.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date:  August 14, 2017                                                                               By:    /s/  Ronald Boreta

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