Form 10-Q
period 2017-09-30
ALL AMERICAN SPORTPARK INC
filed 2017-11-14
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No  [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on November 1, 2017 was 5,658,123 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$32,076	$38
Total current assets	32,076	38

Property and equipment, net	97	306

Total Assets	$32,173	$344

Liabilities and Deficit

Current liabilities:

Accounts payable and accrued expenses	$30,435	$45,129
Due to related party	136,841	61,824
Total current liabilities	167,276	106,953

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,624,123 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	5,658	5,624
Additional paid-in capital	28,719,129	28,685,503
Accumulated deficit	(28,859,890)	(28,797,736)
Total stockholders' deficit	(135,103)	(106,609)

Total Liabilities and Stockholders' Deficit	$32,173	$344

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2017	2016	2017	2016

Expenses:

General and administrative expenses	$19,930	$81,214	$61,945	$254,864
Depreciation and amortization	42	206	209	889
Total expenses	19,972	81,420	62,154	255,753
Net operating loss	(19,972)	(81,420)	(62,154)	(255,753)

Other expense:
Interest expense	-	(68,283)	-	(273,132)

Total other expense	-	(68,283)	-	(273,132)

Net loss before provision for income tax	(19,972)	(149,703)	(62,154)	(528,885)
Provision for income tax expense	-	-	-	-

Net loss from continued operations	(19,972)	(149,703)	(62,154)	(528,885)
Net (loss) income from discontinued operations	-	(63,080)	-	71,454
Net Loss	$(19,972)	$(212,783)	$(62,154)	$(457,431)

Net Income attributable to non-controlling interest	-	(30,909)	-	35,012

Net loss attributable to All-American SportPark, Inc.	$(19,972)	$(181,874)	$(62,154)	$(492,443)

Basic and diluted income (loss) per weighted average common share
Continuing Operations	$(0.00)	$(0.03)	$(0.01)	$(0.11)
Discontinued Operations	$(0.00)	$(0.01)	$0.00	$0.02
Total basic and diluted loss per weighted average common share	$(0.00)	$(0.04)	$(0.01)	$(0.10)
Weighted average number of common shares outstanding - basic and fully diluted	5,641,310	4,624,123	5,629,873	4,624,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities

Net loss from continued operations	$(62,154)	$(528,885)

Adjustment to reconcile net loss to net cash used in operating activities

Depreciation and amortization	209	889
Share-based compensation	1,782	944
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(160)	(181)
Accounts payable and accrued expenses	(2,194)	8,620
Deferred compensation	(12,500)	45,000
Accrued interest related parties	-	227,111
Net cash used in operating activities	(75,017)	(246,502)

Cash flows from financing activities
Proceeds from related parties	75,017	245,502
Net cash provided by financing activites	75,017	245,502

Cash flows from continued operations	-	-

Cash flow from discontinued operations	-
Cash flows operating activities	-	(64,679)
Cash flows financing activities		64,679
Net cash provided by discontinued operations	-	-

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non cash financing and investing activities:
Shares issued for services	$33,660	$-

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

d. STOCK-BASED COMPENSATION

The Company accounts for all compensation related to stock, options or warrants in accordance with ASC topic 718 “Compensation- stock compensation” which requires companies to recognize in the statement of operations using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

e. ADVERTISING

The Company expenses advertising costs as incurred. The company incurred no advertising expenses for the three and nine months ended September 30, 2017 and 2016, respectively.

f. REVENUES

The Company earned no revenues for the three and nine months ended September 30, 2017 and 2016, respectively.

g. COST OF REVENUES

The Company incurred no costs of revenues for the three and nine months ended September 30, 2017 and 2016, respectively

h. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted principally of management, accounting and other administrative employee payroll and benefits, utilities, and other expenses (e.g., office supplies, marketing/advertising, and professional fees, etc.).

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

At each of September 30, 2017 and December 31, 2016, the carrying amount of cash, notes payable, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

k. BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

l. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the periods ended September 30, 2017 and December 31, 2016.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,629,837 and 4,624,123 for the nine months ended September 30, 2017 and 2016, respectively.

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

Note 3 – Going concern

As of September 30, 2017, we had an accumulated deficit of $28,859,890.  In addition, the Company’s current liabilities exceed its current assets by $135,200 as of September 30, 2017.

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

Note 4 – Related party transactions

Due to related parties

Prior to October 18, 2016, the Company’s employees provided administrative/accounting support for three golf retail stores named Saint Andrews Golf Shop ("SAGS"), Las Vegas Golf and Tennis ("Boca Store") and Las Vegas Golf and Tennis Superstore (“Westside 15 Store”), owned by Ronald Boreta, the Company's President, and his brother, John Boreta, a Director of the Company. The SAGS store is the retail tenant in the TMGE.

AAGC has advanced funds to pay certain expenses of the Company.

At September 30, 2017 and December 31, 2016, the total amounts owed to AAGC were $136,841 and $61,824, respectively.

Note 5 – Commitments

The Company had no commitments as of September 30, 2017.

Note 6 – Stockholders' deficit

PREFERRED STOCK

 Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,624,123 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

SHARE-BASED COMPENSATION

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company has recorded prepaid stock-based compensation of $31,878 as of September 30, 2017.  The Company recorded share-based compensation of $0 and $944 for three months ended September 30, 2017 and 2016, respectively. The Company recorded share-based compensation of $1,782 and $944 for nine months ended September 30, 2017 and 2016, respectively.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors affecting these risks and uncertainties include, but are not limited to, the risks and uncertainties detailed in this report.

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

Results of Operations for the three months ended September 30, 2017 and 2016 compared.

INCOME:

Revenue

There were no revenues from the continuing operations for the three months ended September 30, 2017 and 2016.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from the continuing operations for the three months ended September 30, 2017 and 2016.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 were $19,930, a decrease of $61,284 or 75.5%, from $81,214 for the three months ended September 30, 2016.  Expenses were lower in 2017 due to the elimination of payroll as a result of the closing of the Transfer Agreement.

Depreciation and amortization expenses for the three months ended September 30, 2017 were $42 a decrease of $164, or 79.6% from $206 for the three months ended September 30, 2016.

Interest Expenses

Interest expenses decreased from $68,283 for the three months ended September 30, 2016 to $0 in 2017. The decrease was due to the elimination of debt and accrued interest as a result of the closing of the Transfer Agreement.

Net Loss from Operations

We had a net loss from operations of $19,972 for the three months ended September 30, 2017 as compared to net loss from operations of $149,703 for the three months ended September 30, 2016, a decrease of $129,731 or 87.0%.  Discontinued operations provided a loss of $0 and $63,080 for the three months ended September 30, 2017 and 2016, respectively.

Results of Operations for the nine months ended September 30, 2017 and 2016 compared.

INCOME:

Revenue

There were no revenues from the continuing operations for the nine months ended September 30, 2017 and 2016.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from the continuing operations for the nine months ended September 30, 2017 and 2016.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were $61,945 a decrease of $192,919 or 75.7%, from $254,864 for the nine months ended September 30, 2016.  Expenses were lower in 2017 due to the elimination of payroll as a result of the closing of the Transfer Agreement.

Depreciation and amortization expenses for the nine months ended September 30, 2017 were $209, a decrease of $680, or 76.5% from $889 for the nine months ended September 30, 2016.

Interest Expenses

Interest expenses decreased from $273,132 for the nine months ended September 30, 2016 to $0 in 2017. The decrease was due to the elimination of debt and accrued interest as a result of the closing of the Transfer Agreement.

Net Loss from Operations

We had a net loss from continued operations of $62,154 for the nine months ended September 30, 2017 as compared to net loss from operations of $528,885 for the nine months ended September 30, 2016, a decrease of $466,731 or 88.2%. Discontinued operations provided $0 and $71,454 of income for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at September 30, 2017 compared to December 31, 2016.

	September 30, 2017	December 31, 2016	Increase / (Decrease)
			$	%

Current Assets	$32,076	$38	32,038	84310.1%
Current Liabilities	167,276	106,953	60,323	56.4%
Working Capital Deficit	$135,200	$106,915

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee pursuant to a restricted stock agreement. In accordance with the terms of the restricted stock agreements, the shares will vest as to 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares will vest on January 1, 2020.  In connection with the issuance of shares under the grant made on August 15, 2017, the Company relied on the exemption from registration under Section 4(2) under the Securities Act of 1933.

We did not repurchase any of our equity securities during the quarter ended September 30, 2017.

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

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Company Name

Date: November 14, 2017	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)