Form 10-K
period 2017-12-31
ALL AMERICAN SPORTPARK INC
filed 2018-04-02
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  [  ]   No  [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No  [  ]

As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $864,000 based on the last sale price reported for the registrant’s Common Stock on the OTC Bulletin Board of $0.39 per share on such date.

The number of shares of Common Stock, $0.001 par value, outstanding on March 20, 2018 was 5,658,123 shares.

  ALL-AMERICAN SPORTPARK, INC.
FORM 10-K
INDEX

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

COMPETITION

We face substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, special purpose acquisition companies (SPACs), small investment companies, and wealthy individuals are our primary competition. Many of these entities have significantly greater experience, resources and managerial capabilities than we do and may be in a better position than we are to obtain access to attractive business opportunities.

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

	HIGH	LOW
Year Ended December 31, 2017
First Quarter	$0.74	$0.39
Second Quarter	$0.64	$0.31
Third Quarter	$0.99	$0.31
Fourth Quarter	$0.75	$0.46

Year Ended December 31, 2016:
First Quarter	$0.21	$0.09
Second Quarter	$0.40	$0.15
Third Quarter	$0.39	$0.22
Fourth Quarter	$0.70	$0.22

HOLDERS

The number of holders of record of the Company’s $0.001 par value common stock as of March 22, 2018 was approximately 1,045. This does not include approximately 1,500 shareholders’ who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

During the quarter ended December 31, 2017, the Company had no sales of unregistered securities.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Company’s Financial Statements and the Notes thereto included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumption and estimate on historical experience and other factors that management believes are relevant at the time our financial statements are prepared. On a periodic basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the estimates and assumptions, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies in the Notes to the Financial Statements. The following accounting policies are most critical in fully understanding and evaluating our reported financial results.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes and the fair value of stock-based compensation. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates.

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

At December 31, 2017, and 2016, the carrying amount of prepaid, accounts payable and accrued liability, accounts payable and accrued liability–related parties, due to related parties and notes payable and accrued interest payable–related parties approximate fair value because of the short maturity of these instruments.

Revenue

The Company has no revenue.

Earnings per share

Basic earnings per share are computed by dividing income from continuing operations. Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2017 VERSUS YEAR ENDING DECEMBER 31, 2016.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, rent, professional fees, and other corporate costs. These expenses decreased by $268,797 to $85,739 in 2017 from $354,536 in 2016.  The expenses decreased due to the closing of the Transfer Agreement in October 2016.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2017 and 2016 there was no impairment on property and equipment.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $798 in 2017 to $251 from $1,049 in 2016. The decrease in depreciation is a result of assets reaching their full depreciation during 2017.

OTHER INCOME AND INTEREST EXPENSE

Interest expense decreased in 2017 by $309,527 to $0 from $309,527 in 2016. There is no longer any interest expense in 2017 due to the transfer agreement.

NET LOSS

In 2017, the net loss from continued operations was $85,990 as compared to net loss of $665,112 in 2016.  In 2017, the income from discontinued operations was $0 as compared to income of $37,072. This decrease in net loss is consistent with the elimination of interest and operating expenses in October 2016.

CASH FLOW

The net cash used for operating activities decreased from $319,492 in 2016 compared to $97,457 in 2017.  The majority of that decrease came from the elimination of interest payable to related parties.  Cash flow provided from financing activities decreased from $110,937 in 2016 to $97,457 in 2017.  The Company was still dependent on related parties to fund its operation.

LIQUIDITY AND CAPITAL RESOURCES

We currently have no cash and do not have an ongoing source of revenue sufficient to cover our operating costs.  We intend to obtain funding from related parties to cover our expenses; however, there is no assurance that such funding will continue to be available.  Our ability to continue as a going concern on a long term basis is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change. The factors affecting these risks and uncertainties include, but are not limited to:

  the inability of management to effectively implement our strategies and business plan;
  the willingness of management to pay for our ongoing expenses; and
  the other risks and uncertainties detailed in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are set forth on pages F-1 through F-21 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a control deficiency. Specifically, at December 31, 2017 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	55	President, Chief Executive Officer, Treasurer, Secretary and Director

Steven Miller	74	Director
Cara Corrigan	56	Director
John Boreta	57	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2017 and 2016 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION				STOCK	OPTION	ALL OTHER
		SALARY	BONUS	AWARDS	AWARDS	COMPEN-	TOTAL
	YEAR	($)(2)	($)	($)	($)	SATION	($)
						($)(1)

Ronald S. Boreta, President
	2017	$-	$0	--	--	$-	$-
	2016	$107,500	$0	--	--	$10,327	$117,827
_________________________
(1)	For 2016, these amounts were auto expenses of $10,327.
(2)	For 2016 Ronald Boreta’s salary included $53,750 of deferred compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2016 and December 31, 2017.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2017 and 2016 no compensation was paid to the Company’s directors for their services.

John Boreta received an annual salary of $75,000 as the General Manager of the TaylorMade Golf Experience which was owned by the Company until October 2016.

EMPLOYMENT AGREEMENT

Effective August 1, 1994, the Company entered into an employment agreement with Ronald S. Boreta, the Company's President, and Chief Executive Officer, pursuant to which he received a base salary that was increased to $120,000 in beginning the year ended December 31, 1996. The term of the employment agreement ended in May 2013, but he continued to be employed by the Company on the same basis. Ronald S. Boreta received the use of an automobile, for which the Company paid all expenses and full medical and dental coverage. These arrangements ended in connection with the closing of the Transfer Agreement in October 2016.  Ronald S. Boreta has agreed that for a period of three years from the termination of his employment agreement that he will not engage in a trade or business similar to that of the Company.

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2018 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ronald S. Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	950,484	(1)	16.80%

ASI Group, LLC Investment AKA, LLC c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	1,589,167	(4)	28.13%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	801,439	(2)	14.16%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784	(3)	6.38%

Steve Miller 3883 Howard Hughes Pkwy., 8th Fl. Las Vegas, NV 89169	34,000	(5)	0.60%

Cara Corrigan 6730 Las Vegas Blvd. South Las Vegas, NV 89119	34,000	(5)	0.60%

All Directors and Executive Officers as a Group (4 persons)	1,819,923	(6)	32.16%

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2017, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

AAGC’s employees have provided administrative/accounting support for the Company and two golf retail stores: one named Saint Andrews Golf Shop ("Saint Andrews") and the other one  named Las Vegas Golf and Tennis ( “Westside Store”), owned by Ronald Boreta, the Company's President, and John Boreta, a Director of the Company. The Saint Andrews store is the retail tenant in the golf center.  On October 18, 2016, AAGC ceased to be a subsidiary of the Company as a result of the closing of the Transfer Agreement.

In addition to the administrative/accounting support provided by AAGC to the above stores, the Company received funding for operations from these and various other stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages and salaries. The net amount due to these stores totaled $159,281 and $61,824 as of December 31, 2017 and 2016, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

Until October 2016, both Ronald Boreta and John Boreta continued to defer half of their monthly salaries until the Company was in a more positive financial state.  The amounts deferred for 2016 (through October 18) were $85,000. The obligations to pay the deferred salaries were assumed by AAGC in connection with the closing of the Transfer Agreement.

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

Other Transactions

John Boreta, who became a Director of the Company in 2013, has been employed by All-American Golf Center (“AAGC”), which was a subsidiary of the Company until October 2016, as its general manager for over 13 years. On June 15, 2009, AAGC entered into an employment agreement with John Boreta. The employment agreement was for a period through June 15, 2012 and provided for a base annual salary of $75,000. Although the term of the employment agreement ended in June 2012, he continued to be employed on the same basis. During 2016, John Boreta received compensation of $81,000 for his services in that capacity, which included an auto allowance of $6,000.  He also received medical compensation of $13,313 for 2016. The Company’s Board of Directors believes that the above transactions were on terms no less favorable to the Company than if the transactions were with unrelated third parties.

During 2017, Ron Boreta agreed to forgive an auto allowance payable to him in the amount of $9,783 which was accounted as capital contribution.

Director Independence

The Company has determined that Steve Miller is an independent director as defined under the rules used by the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2017 and 2016 by RBSM for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by RBSM for tax compliance and tax advice for the fiscal years ended December 31, 2017 and 2016, were $5,000 during each year.

ALL OTHER FEES

None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

Under provisions of the Sarbanes-Oxley Act of 2002, the Company’s principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company’s audit committee) must pre-approve the engagement of the Company’s principal accountant to provide audit and permissible non-audit services. The Company’s Board has not established policies or procedures other than those required by applicable laws and regulations.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

2.1	Transfer Agreement dated June 10, 2016, among All-American SportPark, Inc. and Ronald Boreta and John Boreta	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2017

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)
10.2	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.3	Addendum No. 2 to Employment Agreement between Ronald Boreta and All-American SportPark, Inc. dated June 15, 2009.	Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.4	Agreement with AKA Investments, LLC dated September 23, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 24, 2009

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for The year ended December 31, 2007

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350	Filed herewith electronically

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
All-American Sportpark, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of All-American Sportpark, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/RBSM LLP

We have served as the Company’s auditor since 2015.

Henderson, NV

April 2, 2018

ALL-AMERICAN SPORTPARK, INC.
BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets

Current assets:
Prepaid expenses and other current assets	$14,225	$38

Total current assets	14,225	38

Property and equipment, net of accumulated depreciation of $11,637 and $11,386, respectively	55	306

Prepaid expenses – long term	14,177	-
Total Assets	$28,457	$344

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$18,332	$45,129
Due to related parties	159,281	61,824

Total current liabilities	177,613	106,953

Stockholders’ Deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,624,123 shares issued and outstanding as of December 31, 2017 and 2016, respectively	5,658	5,624
Additional paid-in capital	28,728,912	28,685,503
Accumulated deficit	(28,883,726)	(28,797,736)
Total stockholder’s deficit	(149,156)	(106,609)

Total Liabilities and Stockholders’ Deficit	$28,457	$344

The accompanying notes are an integral part of these financial statements.

ALL-AMERICAN SPORTPARK, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2017	2016
Expenses:
General & administrative	$85,739	$354,536
Depreciation and amortization	251	1,049
Total expenses	85,990	355,585

Loss from operations	(85,990)	(355,585)

Other expense
Interest expense	-	(309,527)

Total other expense	(85,990)	(309,527)

Net loss before provision for income tax	(85,990)	(665,112)
Provision for income tax expense	-	-
Loss from Continuing Operations	(85,990)	(665,112)

Income from discontinued operations	-	37,072
Net Loss	$(85,990)	$(628,040)
Weighted average number of common shares outstanding-basic and fully diluted	5,637,013	4,826,309

Basic and diluted net loss per common share from continuing operations	$(0.02)	$(0.14)
Basic and diluted net income per common share from discontinued operations	$0.00	$0.01
Net loss per share – basic and fully diluted	$(0.02)	$(0.13)

The accompanying notes are an integral part of these financial statements.

ALL-AMERICAN SPORTPARK, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock
	Shares	Amount	Prepaid Equity Based Compensation	Additional Paid in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2015	4,624,123	$4,624	$(944)	$14,408,270	$(28,169,696)	$441,187	$(13,316,559)

Transfer Agreement	1,000,000	1,000	-	14,277,233		(441,187)	13,837,046
Amortization of prepaid equity based compensation	-	-	944	-	-	-	944

Net loss	-	-	-	-	(628,040)		(628,040)

Balance, December 31, 2016	5,624,123	$5,624	$-	$28,685,503	$(28,797,736)	$-	$(106,609)

Shares issued for prepaid services	34,000	34	-	33,626	-	-	33,660
Debt forgiveness – related party	-	-	-	9,783	-	-	9,783
Net loss	-	-	-	-	(85,990)		(85,990)

Balance, December 31, 2017	5,658,123	$5,658	$-	$28,728,912	$(28,883,726)	$-	$(149,156)

The accompanying notes are an integral part of these financial statements.

ALL -AMERICAN SPORTPARK, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(85,990)	$(665,112)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	251	1,049
Stock–based compensation	5,345	944

Changes in operating assets and liabilities:
Prepaid expenses	(49)	234
Accounts payable and accrued expenses	(17,014)	79,886
Accrued interest payable – related parties	-	263,507
Net cash used in operating activities	(97,457)	(319,492)

Cash flows from financing activities
Proceeds from related parties	97,457	110,937
Net cash provided by financing activities	97,457	110,937

Cash flows from discontinued operations
Net cash provided by operating	-	191,447
Net cash used in investing	-	(6,830)
Net cash used in financing	-	(23,938)

Net Cash provided by discontinued operations	-	208,555

Net Increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

Non-Cash investing and financing:
Shares prepaid for services	$33,660	$-
Accounts payable forgiven by related party	$9,783	$-
Liabilities released due to Transfer Agreement	$-	$10,505,330
Assets held for sale transferred out due to Transfer Agreement	$-	$(449,874)
Liabilities held for sale transferred out due to Transfer Agreement	$-	$3,831,563
Non-controlling interest transferred out due to Transfer Agreement	$-	$441,187

The accompanying notes are an integral part of these financial statements.

ALL -AMERICAN SPORTPARK, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a. BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

b. BUSINESS ACTIVITIES

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

In connection with the closing of the Transfer Agreement, AAGC assumed the obligation of the Company to pay Ronald Boreta for deferred salary of $340,000. In addition, AAGC cancelled $4,267,802 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled $1,286,702 owed to them by the Company. In addition, the Company cancelled $27,615 of amounts due from entities controlled by the Boretas.

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

The assets and liabilities transferred and debts cancelled and assumed is summarized below:

	AASP	AAGC	Total
Accounts receivable	$-	$23,080	$23,080
Prepaid expenses and other current	-	32,992	32,992
Property and equipment, net	-	443,775	443,775
Cash is excess of available funds	-	-34,405	-34,405
Accounts payable and accrued expenses		-309,979	-309,979
Accountspayable and accrued expenses – related party (342,500)	-214,063	-556,563
Deferred revenue	-	-171,345	-171,345
Notes payable – related party	-3,300,149	-1,034,077	-4,334,226
Due to related party	-1,262,179	-554,022	-1,816,201
Capital lease obligation	-	-41,381	-41,381
Accrued interest payable – related party	-5,600,502	-946,513	-6,547,015
Intercompany account	-4,267,802	4,267,802	-
Deferred rent liability	-	-525,778	-525,778
Issuance of 1,000,000 shares of common stock
of the Company	1,000	-	1,000
Non-controlling interest	-	-441,187	-441,187
Increase in additional paid-in capital	14,772,132	-494,899	14,277,233
	$-	$-	$-

As a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Exchange Act.

As of December 31, 2016 the business activities of AAGC are classified as held for sale in accordance with ASC 205 Presentation of Financial Statements. All references to discontinued operations included the operations of AAGC.

The following tables summarize the results from discontinued operations:

Period Ended October 18, 2016
Revenue	$1,491,832
Revenue – related party	79,167
Total revenue	1,570,999
Cost of revenue	437,566
Gross profit	1,133,433
Selling, general, administrative and depreciation	991,654

Loss from discontinued operations	141,779
Interest expense	(104,707)

Income from discontinued operations before provision for income taxes	37,072

(Provision) benefit for income taxes	-

Net income of AAGC	$37,072

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

c. RECLASSIFICATIONS

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period that has no effect to financial condition.

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

d. EQUIPMENT

Equipment (Note 5) are stated at cost. Depreciation and amortization is provided for on a straight-line basis over the following estimated useful lives of the assets:

Furniture and equipment	3-10 years

e. ADVERTISING

The Company expenses advertising costs as incurred. Advertising costs charged to continuing operations amounted to $0 and $54,195 for the year ended December 31, 2017 and 2016, respectively.

f. REVENUES

The Company has no revenue.

g. COST OF REVENUES

The Company has no cost of revenues.

h. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted principally of accounting and professional fees.

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

j. LEASES

The Company has no leases

k. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC 820 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect management’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2017, and 2016, the carrying amount of prepaid, accounts payable and accrued liability, accounts payable and accrued liability–related parties, due to related parties and notes payable and accrued interest payable–related parties approximate fair value because of the short maturity of these instruments.

l. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2017 and 2016.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 in 2017 and 4,826,309 in 2016, respectively.

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

n.  USE OF ESTIMATES

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the year ended December 31, 2017, the Company had net loss of $85,990. As of December 31, 2017 the Company had an accumulated deficit of $28,883,726 and a stockholder deficiency of $149,156.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As described in Note 1, the Company’s Board of Directors determined that it was in the best interests of the Company to enter into the Transfer Agreement with the Boretas.  The closing of that agreement resulted in the elimination of nearly all of the debt of the Company.  However, after the closing, the Company has no significant assets and continues to depend on affiliates to provide funds to pay its ongoing expenses. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financials are issued.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4. RELATED PARTY TRANSACTIONS

Prior to October 18, 2016, the AAGC’s employees provided administrative/accounting support for (a) three golf retail stores,  named Saint Andrews Golf Shop ("SAGS"), Las Vegas Golf and Tennis ("Boca Store") and Las Vegas Golf and Tennis Superstore (“Westside 15 Store”), owned by Ronald Boreta, the Company's President, and his brother, John Boreta, a Director of the Company. The SAGS store is a retail tenant in the golf center In connection with the closing of the Transfer Agreement in October 2016, AAGC ceased to be a subsidiary of the Company.

The Company currently has no employees. The Company receives administrative/accounting support from related parties and is billed quarterly for these services.

Administrative/accounting payroll and employee benefits expenses were allocated based on an annual review of the personnel time expended for each entity. Amounts allocated to these related parties by the Company approximated $9,600 and $21,744 for the years ended December 31, 2017 and 2016, respectively.

In addition to the administrative/accounting support provided by AAGC to the above stores, the Company received funding for operations from these and various other stores owned by the Company’s President and his brother, and the former Chairman. These funds helped pay for office supplies, phone charges, postages and professional fees. The net amount due to these stores totaled $159,281 and $61,824 as of December 31, 2017 and 2016, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2017	2016
Furniture and Equipment	$11,692	$11,692
Less: Accumulated Depreciation	11,637	11,386
	$55	$306

Depreciation expenses totaled $251 and $1,049 for the years ended December 31, 2017 and 2016, respectively.

NOTE 6. COMMITMENTS

The Company has no commitments.

NOTE 7. INCOME TAXES

The tax reform bill that Congress voted to approve Dec. 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

The Company has not reviewed all of the changes the “Tax Cuts and Jobs Act” that apply to the Company, but is reviewing such changes. Due to the continuing loss position of the Company, such changes should not be material.

For the years ended December 31, 2017 and 2016, the Company incurred a net loss of ($85,990) and ($628,040), Net of Discontinued Operations Income of $37,022.   The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $21,526,862 as of December 31, 2017 and will expire beginning in the year 2033. The provision for income tax of 2017 consists of the following:

December 31,
2017
Federal income (tax) benefit attributable to:
Current operations	$(85,990)
Stock-based compensation	5,345
Amortization	(110)
Less: valuation allowance	(80,755)
Net provision for Federal income taxes	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	2017	2016
Net operating loss carryforward	21,521,627	20,596,578
Related Party interest	-	6,918,509
Depreciation, amortization and other	5,235	(308,000)
Net operating loss carryforward	21,526,862	27,207,087

Net deferred tax assets	4,520,641	9,522,480

Valuation allowance	(4,520,641)	(9,522,480)
Net deferred tax assets	-	-

	2017	2016
Income tax at federal rate	21.00%	35.00%
Permanent differences	-21.00%	-35.00%

Effective income tax rate	0.00%	0.00%

As of December 31, 2017 and 2016, the Company had available for income tax purposes approximately $21 million and $27 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry forwards expire in 2020 through 2033. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. Management has established a 100% valuation allowance against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

CAPITAL STOCK

Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016, respectively

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,624,123 shares issued and outstanding as of December 31, 2017 and 2016, respectively. On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation of $5,345 and $944 for the years ended December 31, 2017 and 2016, respectively.

During 2017, Ron Boreta agreed to forgive an auto allowance payable to him in the amount of $9,783, which was recorded as a contribution to capital as of December 31, 2017.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and determined that there were none.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: April 2, 2018	By:	/s/ Ronald Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald Boreta	President (Chief Executive Officer), Treasurer (Principal Financial Officer) and Director	April 2 2018
Ronald S. Boreta

/s/ Steven Miller	Director	April 2, 2018
Steven Miller

/s/ Cara Corrigan	Director	Apri 2, 2018
Cara Corrigan

/s/ John Boreta	Director	April 2, 2018
John Boreta