Form 10-Q
period 2018-03-31
ALL AMERICAN SPORTPARK INC
filed 2018-05-15
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2018 was 5,658,123 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$14,240	$14,225
Total current assets	14,240	14,225

Property and equipment, net of accumulated depreciation of $11,513 and $11,386, as of March 31, 2018 and December 31, 2017, respectively	14	55

Prepaid Expenses - long term	10,691	14,177
Total Assets	$24,945	$28,457

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$15,626	$18,332
Due to AAGC, related party	177,823	159,281
Total current liabilities	193,449	177,613

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(28,903,074)	(28,883,726)
Total stockholders' deficit	(168,504)	(149,156)

Total Liabilities and Stockholders' Deficit	$24,945	$28,457

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Expenses:
General and administrative expenses	$19,307	$17,385
Depreciation and amortization	41	127
Total expenses	19,348	17,512

Net operating loss	(19,348)	(17,512)

Total other (expense)	-	-
Net loss before provision of income tax	(19,348)	(17,512)

Provision for income tax expense	-	-

Net loss	$(19,348)	$(17,512)
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,624,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Three Months Ended
		March 31,
		2018		2017
Cash flows from operating activities

Net loss		$(19,348)		$(17,512)

Adjustment to reconcile net loss to net cash for operating activities
Depreciation expense		41		127
Amortization of prepaid stock based compensation		3,486		-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(16)		(382)
Accounts payable and accrued expenses		(2,706)		(11,223)
Net cash used in operating activities		(18,543)		(28,990)

Cash flows from financing activities

Proceeds from related parties		18,543		28,990
Net cash provided by financing activities		18,543		28,990

Net decrease in cash		$--	$
Cash, beginning of period	$		$
Cash, end of period

Supplemental Disclosures:
Cash paid for interest		$--	$
Cash paid for taxes		$--	$
Non cash financing and investing activities:
Prepaid share based compensation		$33,660	$

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes, the fair value of stock-based compensation.  The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.

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

f. ADVERTISING

The Company expenses advertising costs as incurred. The Company incurred no advertising expenses for the three months ended March 31, 2018 and 2017, respectively.

g. REVENUES

The Company earned no revenues for the three months ended March 31, 2018 and 2017 respectively.

h. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted principally of management, accounting and other administrative employee payroll and benefits.

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

At each of March 31, 2018 and 2017, the carrying amount of cash, due to related party, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

l. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the three months ended March 31, 2018 and 2017.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 in 2018 and 5,624,123 in 2017, respectively.

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

Note 3 – Going concern

As of March 31, 2018, we had an accumulated deficit of $28,903,074.  In addition, the Company’s current liabilities exceed its current assets by $179,209 as of March 31, 2018.

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

Note 5 – Related party transactions

Due to related parties

Prior to October 18, 2016, the Company’s employees provided administrative/accounting support for three golf retail stores,  named Saint Andrews Golf Shop ("SAGS"), Las Vegas Golf and Tennis ("Boca Store") and Las Vegas Golf and Tennis Superstore (“Westside 15 Store”), (a company owned by Ronald Boreta, the Company's President, and his brother, John Boreta, a Director of the Company). The SAGS store is the retail tenant in the TMGE.

AAGC, a company owned by Ronald Boreta, has advanced funds to pay certain expenses of the Company.

At March 31, 2018 and December 31, 2017, the total amounts owed to AAGC were $177,823 and $159,281, respectively.

Note 7 – Stockholders' deficit

PREFERRED STOCK

Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation of $3,486 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Note 8 – Subsequent Events

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change inherent risks and uncertainties. The factors affecting these risks and uncertainties include, but are not limited to:

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

Results of Operations for the three months ended March 31, 2018 and 2017 compared.

INCOME:

Revenue

There were no revenues for the three months ended March 31, 2018 and 2017.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales for the three months ended March 31, 2018 and 2017.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $19,307 an increase of $1,922 or 11.06%, from $17,385 for the three months ended March 31, 2017.

Depreciation and amortization expenses for the three months ended March 31, 2018 were $41 decrease of $86, or 67.7% from $127 for the three months ended March 31, 2017.

Interest Expenses

There were no interest expenses for the three months ended March 31, 2018 and 2017.

Net Loss

We had a net loss of $19,348 for the three months ended March 31, 2018 as compared to net loss of $17,512 for the three months ended March 31, 2017, an increase of $1,836 or 10.5%.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at March 31, 2018 compared to December 31, 2017.

	March 31,	December 31,	Increase / (Decrease)
	2018	2017	$	%

Current Assets	$14,240	$14,225	$15	0.10%
Current Liabilities	193,449	177,613	15,836	8.9%
Working Capital Deficit	$179,209	$163,388

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms. Specifically, at March 31, 2018 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2018.

We did not repurchase any of our equity securities during the quarter ended March 31, 2018.

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

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: May 15, 2018	By:	/s/ Ronald Boreta
Ronald Boreta
President, Chief Executive Officer,
and Treasurer (On behalf of the Registrant and as
Principal Financial Officer)