Form 10-Q
period 2018-06-30
ALL AMERICAN SPORTPARK INC
filed 2018-08-14
CIK 930245

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2018 was 5,658,123 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$7,182	$14,225
Total current assets	7,182	14,225

Property and equipment, net of accumulated depreciation of $11,554 and $11,386, as of June 30, 2018 and December 31, 2017, respectively

	-	55

Prepaid Expenses- Long term	14,177	14,177

Total Assets	$21,359	$28,457

Liabilities and Stockholders' Deficit

Current liabilities:

Accounts payable and accrued expenses	12,633	18,332
Due to AAGC	199,934	159,281
Total current liabilities	212,567	177,613

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(28,925,778)	(28,883,726)
Total stockholders' deficit	(191,208)	(149,156)

Total Liabilities and Stockholders' Deficit	$21,359	$28,457

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2018	2017	2018	2017

Expenses:

General and administrative expenses	$22,689	$24,629	$41,997	$42,014
Depreciation and amortization	14	41	55	168
Total expenses	22,703	24,670	42,052	42,182
Net operating loss	(22,703)	(24,670)	(42,052)	(42,182)

Net loss before provision for income tax	(22,703)	(24,670)	(42,052)	(42,182)
Provision for income tax expense	-	-	-	-

Net Loss	$(22,703)	$(24,670)	$(42,052)	$(42,182)

Total basic and diluted loss per weighted average common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,624,123	5,658,123	5,624,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities

Net loss	$(42,052)	$(42,182)

Adjustment to reconcile net loss to net cash for operating activities

Depreciation and amortization	55	168
Amortization of prepaid stock based compensation	7,044	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(271)
Accounts payable and accrued expenses	(5,700)	(16,979)
Accrued interest related parties	-	-

Net cash used in operating activities	(40,653)	(59,264)

Cash flows from financing activities

Proceeds from related parties	40,653	59,264

Net decrease in cash	-	-

	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non cash financing and investing activities:
Prepaid share based compensation	$33,660	$(0.00)

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

The sale and transfer of the Company’s 51% interest in AAGC to the controlling shareholders of the Company is a common control transaction and recorded at book value. Any difference between the proceeds received by the Company and the book value of assets and liabilities of AAGC, cancellation of promissory notes and accrued interest, assumption of deferred salary, cancellation of amounts due to and due from entities controlled by the Boretas is recognized as a capital transaction with no gain or loss recorded

b. BASIS OF PRESENTATION

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

d. STOCK-BASED COMPENSATION

The Company accounts for all compensation related to stock, options or warrants in accordance with ASC topic 718 “Compensation- stock compensation” which requires companies to recognize in statement of operations using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

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

f. ADVERTISING

The Company expenses advertising costs as incurred. The company incurred no advertising expenses for the three and six months ended June 30, 2018 and 2017, respectively.

g. REVENUES

The Company earned no revenues for the three and six months ended June 30, 2018 and 2017, respectively.

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

At each of June 30, 2018 and December 31, 2017, the carrying amount of cash, notes payable, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

k. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the six months ended June 30, 2018 and 2017.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 at June 30, 2018 and 5,624,123 at June 30, 2017, respectively.

l. RECENT ACCOUNTING POLICIES

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

Note 3 – Going concern

As of June 30, 2018, we had an accumulated deficit of $28,925,778.  In addition, the Company’s current liabilities exceed its current assets by $205,385 as of June 30, 2018.

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

Note 4 – Related party transactions

Due to related parties

Prior to October 18, 2016, the Company’s employees provided administrative/accounting support for three golf retail stores,  named Saint Andrews Golf Shop ("SAGS"), Las Vegas Golf and Tennis ("Boca Store") and Las Vegas Golf and Tennis Superstore (“Westside 15 Store”), owned by Ronald Boreta, the Company's President, and his brother, John Boreta, a Director of the Company. The SAGS store is the retail tenant in the Taylor Made Golf Experience.

AAGC has advanced funds to pay certain expenses of the Company.

At June 30, 2018 and December 31, 2017, the total amounts owed to AAGC were $199,934 and $159,281, respectively.

Note 5 – Stockholders' deficit

PREFERRED STOCK

 Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. There were no shares issued for the three and six months ended June 30, 2018.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation of $7,044 and $0 for the six months ended June 30, 2018 and 2017, respectively.

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

Results of Operations for the three months ended June 30, 2018 and 2017 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended June 30, 2018 and 2017.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the three months ended June 30, 2018 and 2017.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $22,689, a decrease of $1,940 or 7.9%, from $24,629 for the three months ended June 30, 2017.

Depreciation and amortization expenses for the three months ended June 30, 2018 were $14 a decrease of $27, or 65.9% from $41 for the three months ended June 30, 2017.

Net Loss

We had a net loss of $22,703 for the three months ended June 30, 2018 as compared to net loss of $24,670 for the three months ended June 30, 2017, a decrease of $1,967 or 8.0%.

Results of Operations for the six months ended June 30, 2018 and 2017 compared.

INCOME:

Revenue

There were no revenues from operations for the six months ended June 30, 2018 and 2017.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the six months ended June 30, 2018 and 2017.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were $41,997 a decrease of $17 or 0.0%, from $42,014 for the six months ended June 30, 2017.

Depreciation and amortization expenses for the six months ended June 30, 2018 were $55, a decrease of $113, or 67.3% from $168 for the six months ended June 30, 2017.

Net Loss

We had a net loss of $42,052 for the six months ended June 30, 2018 as compared to net loss of $42,182 for the six months ended June 30, 2017, a decrease of $130 or 0.3%.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at June 30, 2018 compared to December 31, 2017.

	June 30, 2018	December 31, 2017	Increase / (Decrease)
			$	%

Current Assets	$7,182	$14,225	($7,043)	(49.5%)
Current Liabilities	212,567	177,613	34,954	19.7%
Working Capital Deficit	$205,385	$163,388

Going Concern

The Company’s management believes that its operations may not be sufficient to fund operating cash needs and debt service requirements over at least the next 12 months. As described in Note 3 to the financial statements, the Company’s Board of Directors determined that it was in the best interests of the Company to enter into the Transfer Agreement with the Boretas. The closing of that agreement eliminated nearly all of the debt of the Company.  However, the Company has no significant assets and continues to depend on affiliates to provide funds to pay its ongoing expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at June 30, 2018 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2018.

We did not repurchase any of our equity securities during the quarter ended June 30, 2018.

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

ALL-AMERICAN SPORTPARK, INC.
(Registrant)

Date: August 14, 2018	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer,
and Treasurer (On behalf of the Registrant and as
Principal Financial Officer)