Form 10-Q
period 2018-09-30
ALL AMERICAN SPORTPARK INC
filed 2018-11-13
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 12, 2018 was 5,658,123 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$14,184	$14,225
Total current assets	14,184	14,225

Property and equipment, net of accumulated depreciation of $11,692 and $11,637, as of September 30, 2018 and December 31, 2017, respectively

	-	55

Prepaid expenses- long term	3,602	14,177

Total Assets	$17,786	$28,457

Liabilities and Stockholders' Deficit

Current liabilities:

Accounts payable and accrued expenses	$4,621	$18,332
Due to AAGC	223,623	159,281
Total current liabilities	228,244	177,613

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	5,658	5,658

Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(28,945,028)	(28,883,726)
Total stockholders' deficit	(210,458)	(149,156)

Total Liabilities and Stockholders' Deficit	$17,786	$28,457

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2018	2017	2018	2017

Expenses:

General and administrative expenses	$19,250	$19,930	$61,247	$61,945
Depreciation and amortization	-	42	55	209
Total expenses	19,250	19,972	61,302	62,154
Net operating loss	(19,250)	(19,972)	(61,302)	(62,154)

Net loss before provision for income tax	(19,250)	(19,972)	(61,302)	(62,154)
Provision for income tax expense	-	-	-	-

Net Loss	$(19,250)	$(19,972)	$(61,302)	$(62,154)

Total basic and diluted loss per weighted average common share	$(0.00)	$(0.0)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123	5,658,123	5,658,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months Ended September 30,
	2018	2017
Cash flows from operating activities

Net loss	$(61,302)	$(62,154)

Adjustment to reconcile net loss to net cash used in operating activities

Depreciation and amortization	55	209
Amortization of prepaid stock based compensation	10,575	1,782
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40	(160)
Accounts payable and accrued expenses	(13,711)	(2,194)
Deferred Compensation		(12,500)
Net cash used in operating activities	(64,343)	(75,017)

Cash flows from financing activities

Proceeds from related parties	64,343	75,017
Net cash provided by financing activities	64,343	75,017

Net change in cash	-	-

	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Shares issued for services	$-	$33,660

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

f. ADVERTISING

The Company expenses advertising costs as incurred. The Company incurred no advertising expenses for the three and nine months ended September 30, 2018 and 2017, respectively.

g. REVENUES

The Company earned no revenues for the three and nine months ended September 30, 2018 and 2017, respectively.

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

At each of September 30, 2018 and December 31, 2017, the carrying amount of cash, notes payable, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

k. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the three and nine months ended September 30, 2018 and 2017.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 at September 30, 2018 and 5,658,123 at September 30, 2017, respectively.

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

Note 3 – Going concern

As of September 30, 2018, we had an accumulated deficit of $28,945,028.  In addition, the Company’s current liabilities exceed its current assets by $214,060 as of September 30, 2018.

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

Note 4 – Related party transactions

Due to related parties

AAGC has advanced funds to pay certain expenses of the Company. The Company formerly owned a 51% interest in AAGC.

At September 30, 2018 and December 31, 2017, the total amounts owed to AAGC were $223,623 and $159,281, respectively.

Note 5 – Stockholders' deficit

PREFERRED STOCK

Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. There were no shares issued for the three and nine months ended September 30, 2018.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation of $10,575 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

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

Results of Operations for the three months ended September 30, 2018 and 2017 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended September 30, 2018 and 2017.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the three months ended September 30, 2018 and 2017.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $19,250, a decrease of $680 or 3.4%, from $19,930 for the three months ended September 30, 2017.

Depreciation and amortization expenses for the three months ended September 30, 2018 were $0 a decrease of $42, or 100% from $42 for the three months ended September 30, 2017.

Net Loss

We had a net loss of $19,250 for the three months ended September 30, 2018 as compared to net loss of $19,972 for the three months ended September 30, 2017, a decrease of $722 or 3.6%.

Results of Operations for the nine months ended September 30, 2018 and 2017 compared.

INCOME:

Revenue

There were no revenues from operations for the nine months ended September 30, 2018 and 2017.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the nine months ended September 30, 2018 and 2017.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were $61,247 a decrease of $698 or 1.1%, from $61,945 for the nine months ended September 30, 2017.

Depreciation and amortization expenses for the nine months ended September 30, 2018 were $55, a decrease of $154, or 73.7% from $209 for the nine months ended September 30, 2017.

Net Loss

We had a net loss of $61,302 for the nine months ended September 30, 2018 as compared to net loss of $62,154 for the nine months ended September 30, 2017, a decrease of $852 or 1.4%.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at September 30, 2018 compared to December 31, 2017.

	September 30, 2018	December 31, 2017	Increase / (Decrease)
			$	%

Current Assets	$14,184	$14,225	(41)	(0.0%)
Current Liabilities	228,244	177,613	50,631	28.5%
Working Capital Deficit	$214,060	$163,388

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at September 30, 2018 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2018.

We did not repurchase any of our equity securities during the quarter ended September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Incorporated by reference
Exhibit		Filed		Period	Exhibit	Filing
number	Exhibit description	herewith	Form	ending	No.	date

31.1	Certification of Chief Executive and Principal Financial OfficerPursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive and Principal Financial OfficerPursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

                       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date: November 13, 2018	By:	/s/ Ronald Boreta
Ronald Boreta
President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)