Form 10-K
period 2018-12-31
ALL AMERICAN SPORTPARK INC
filed 2019-04-01
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes  [  ]   No

As of June 30, 2018, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,664,000 based on the last sale price reported for the registrant’s Common Stock on the OTC Bulletin Board of $0.74 per share on such date.

The number of shares of Common Stock, $0.001 par value, outstanding on March 12, 2019 was 5,658,123 shares.

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

	HIGH	LOW
Year Ended December 31, 2018
First Quarter	$0.99	$0.52
Second Quarter	$0.84	$0.45
Third Quarter	$0.51	$0.35
Fourth Quarter	$0.59	$0.37

Year Ended December 31, 2017:
First Quarter	$0.74	$0.39
Second Quarter	$0.64	$0.31
Third Quarter	$0.99	$0.31
Fourth Quarter	$0.75	$0.46

HOLDERS

The number of holders of record of the Company’s $0.001 par value common stock as of March 25, 2019 was approximately 1,047.  This does not include approximately 1,500 shareholders who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

During the quarter ended December 31, 2018, the Company had no sales of unregistered securities.

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

At December 31, 2018, and 2017, the carrying amount of prepaid, accounts payable and accrued liability, accounts payable and accrued liability–related parties and due to related parties approximate fair value because of the short maturity of these instruments.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2018 VERSUS YEAR ENDING DECEMBER 31, 2017.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, professional fees, and other corporate costs. These expenses decreased by $5,216 to $80,774 in 2018 from $85,990 in 2017 the decrease is attributed to a decline in legal fees from 2017 to 2018.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2018 and 2017 there was no impairment on property and equipment.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $196 in 2018 to $55 from $251 in 2017. The decrease in depreciation is a result of assets reaching their full depreciation during 2018.

OTHER INCOME AND INTEREST EXPENSE

There was no interest expense in 2018 and 2017.

NET LOSS

In 2018, the net loss from operations was $80,774 as compared to net loss of $85,990 in 2017. The reduction in the net loss was due to the decrease in G&A expenses.

CASH FLOW

The net cash used for operating activities decreased from $97,457 in 2017 compared to $78,073 in 2018.  The Company was still dependent on related parties to fund its operation.

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

The financial statements are set forth on pages F-1 through F-13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a control deficiency. Specifically, at December 31, 2018 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2018.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	56	President, Chief Executive Officer, Treasurer, Secretary and Director
Steven Miller	75	Director
Cara Corrigan	57	Director
John Boreta	58	Director

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

RONALD S. BORETA has served as President of the Company since 1992, Chief Executive officer (Principal Executive Officer) since August 1994, Principal Financial Officer since February 2004, and a Director since its inception in 1984. The Company employed him from  its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of the Company located in San Francisco, California, until June 2016 when the Company transferred its interests in AACG.  Since that time he has been employed by AAGC as its President.  Prior to his employment by the Company, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in South San Francisco, California.

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

 JOHN BORETA was elected to the Board during the third quarter of 2013. John has served as General Manager of the golf center that was owned by the Company until October 2016 (now named the “Las Vegas Golf Center”) since its inception in 1997. He is involved in all aspects of the day to day operation of the facility. John moved to Las Vegas in 1981 to work in the family golf business, Las Vegas Golf and Tennis. He was involved in the daily store operations as a retail sales manager, as well as mail-order sales supervisor. He was promoted to store manager for a store that exceeded $10 million in sales annually. In addition to his involvement with TaylorMade Golf Experience, he is co-owner of 2 golf retail stores in Las Vegas, including the Saint Andrews Golf Shop which is a tenant at the golf center, with his brother, Ronald S. Boreta.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2018 and 2017 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLEOUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

NAME AND PRINCIPAL POSITION				STOCK	OPTION	ALL OTHER
		SALARY	BONUS	AWARDS	AWARDS	COMPEN-	TOTAL
	YEAR	($)	($)	($)	($)	SATION	($)
						($)
Ronald S. Boreta, President	2018	$-	$0	--	--	$-	$-
	2017	$-	$0	--	--	$-	$-

There were no outstanding equity awards held by executive officers at December 31, 2017 and December 31, 2018.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2018 and 2017 no compensation was paid to the Company’s directors for their services.

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

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2019, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares. (1) Includes 602,229 shares held directly and 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ronald S. Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	850,484	(1)	15.03%

ASI Group, LLC Investment AKA, LLC c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	1,589,167	(4)	28.13%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	701,439	(2)	12.40%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784	(3)	6.38%

Steve Miller 3883 Howard Hughes Pkwy., 8th Fl. Las Vegas, NV 89169	34,000	(5)	0.60%

Cara Corrigan 6730 Las Vegas Blvd. South Las Vegas, NV 89119	34,000	(5)	0.60%

All Directors and Executive Officers as a Group (4 persons)	1,619,923	(6)	28.63%

(1) Includes 602,229 shares held directly and 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.

(2) Includes 591,735 shares held directly and 108,704 shares which represents John Boreta's share of the Common Stock held by Boreta Enterprises Ltd.

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2018, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

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

In addition to the administrative/accounting support provided by AAGC to the above stores, the Company received funding for operations from these and various other stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages and salaries. The net amount due to these stores totaled $237,354 and $159,281 as of December 31, 2018 and 2017, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2018 and 2017 by RBSM for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by RBSM for tax compliance and tax advice for the fiscal years ended December 31, 2018 and 2017, were $5,000 during each year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
2.1	Transfer Agreement dated June 10, 2016, among All-American SportPark, Inc. and Ronald Boreta and John Boreta	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2017

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.2	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.3	Addendum No. 2 to Employment Agreement between Ronald Boreta and All-American SportPark, Inc. dated June 15, 2009.	Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.4	Agreement with AKA Investments, LLC dated September 23, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 24, 2009

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the egistrant’s Annual Report on Form 10-KSB for The year ended December 31, 2007

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350	Filed herewith electronically

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
All-American Sportpark, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of All-American Sportpark, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, NV

April 1, 2019

ALL-AMERICAN SPORTPARK, INC.
BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets

Current assets:
Prepaid expenses and other current assets	$14,215	$14,225

Total current assets	14,215	28,402

Property and equipment, net of accumulated depreciation of $11,637 and $11,386,respectively	-	55

Prepaid expenses – long term	-	14,177
Total Assets	$14,215	$28,457

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$6,791	$18,332
Due to related parties	237,354	159,281

Total current liabilities	244,145	177,613

Stockholders’ Deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized,no shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and5,658,123 shares issued and outstanding as of December 31, 2018 and 2017, respectively	5,658	5,658

Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(28,964,500)	(28,883,726)
Total stockholder’sdeficit	(229,930)	(149,156)

Total Liabilities and Stockholders’ Deficit$	$14,215	28,457

 The accompanying notes are an integral part of these financial statements.

ALL-AMERICAN SPORTPARK, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Expenses:
General & administrative	$80,719	$85,739
Depreciation and amortization	55	251
Total expenses	80,774	85,990

Loss from operations	(80,774)	(85,990)

Total other expense	(80,774)	(85,990)

Net loss before provision for income tax	(80,774)	(85,990)
Provision for income tax expense	-	-

Net Loss	$(80,774)	$(85,990)
Weighted average number of common shares outstanding-basic and fully diluted	5,658,123	5,637,013

Net loss per share – basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

ALL-AMERICAN SPORTPARK, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	5,624,123	$5,624	$28,685,503	$(28,797,736)	$(106,609)

Shares issued for prepaid services	34,000	34	33,626		33,660
Debt forgiveness- related party
	-	-	9,783	-	9,783

Net loss	-	-	-	(85,990)	(85,990)

Balance, December 31, 2017	5,658,123	$5,658	$28,728,912	$(28,883,726)	$(149,156)

Net loss	-	-	-	(80,774)	(80,774)

Balance, December 31, 2018	5,658,123	$5,658	$28,728,912	$(28,964,500)	$(229,930)

The accompanying notes are an integral part of these financial statements.

ALL -AMERICAN SPORTPARK, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(80,774)	$(85,990)
Depreciation expense	55	251
Amortization of prepaid stock based compensation	14,177	5,345

Changes in operating assets and liabilities:
Prepaid expenses	10	(49)
Accounts payable and accrued expenses	(11,541)	(17,014)
Net cash used in operating activities	(78,073)	(97,457)

Cash flows from financing activities
Proceeds from related parties	78,073	97,457
Net cash provided by financing activities	78,073	97,457

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

Non-Cash investing and financing:
Shares prepaid for services	$-	$33,660
Accounts payable forgiven by related party	-	$9,783

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

f. ADVERTISING

The Company expenses advertising costs as incurred. The Company incurred no advertising expenses for the three and twelve months ended December 31, 2018 and 2017, respectively.

g. REVENUES

The Company earned no revenues for the twelve months ended December 31, 2018 and 2017, respectively.

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

At December 31, 2018, and 2017, the carrying amount of prepaid, accounts payable and accrued liability, accounts payable and accrued liability–related parties, and due to related parties approximate fair value because of the short maturity of these instruments.

k. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2018 and 2017.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 in 2018 and 5,658,123 in 2017, respectively.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the year ended December 31, 2018, the Company had net loss of $80,774. As of December 31, 2018 the Company had an accumulated deficit of $28,964,500 and a stockholder deficit of $229,930.

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

At December 31, 2018 and December 31, 2017, the total amounts owed to AAGC were $237,354 and $159,281, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2018	2017
Furniture and Equipment	$11,692	$11,692
Less: Accumulated Depreciation	11,692	11,637
	$-	$55

Depreciation expenses totaled $55 and $251 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6. COMMITMENTS

The Company has no commitments.

NOTE 7. INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). Management reviewed and incorporated the new tax bill implications in the 2017 financial statements. The main change is the re-measurement of deferred taxes at the new corporate tax rate of 21%, which reduced the Company’s net deferred tax assets, before valuation allowance, by $2.2 million. Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance.

	2018	2017
Deferred tax liabilities:
Temporary differences related to:
Depreciation	(63,569)	(142,855)

Deferred tax assets:
Net operating loss carry forward	3,049,712	4,787,809
Related Party interest	1,452,887	2,039,030
Other	-	-
Net deferred tax asset before valuation allowance	4,439,030	6,683,984
Valuation Allowance	(4,439,030)	(6,683,984)
	$-	$-

	2018	2017
Income tax at federal rate	21.00%	35.00%
Permanent differences	-35.00%	-35.00%

Effective income tax rate	0.00%	0.00%

As of December 31, 2018 and 2017, the Company had available for income tax purposes approximately $21.0 million and $21.0 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry forwards expire in 2019 through 2038. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. Management has established a 100% valuation allowance  against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of December 31, 2018 and 2017, respectively.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation of $14,177 and $5,345 for the years ended December 31, 2018 and 2017, respectively.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and determined that there were none.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: April 1, 2019	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta	President (Chief Executive Officer),Treasurer (Principal Financial Officer) and Director	April 1, 2019
Ronald S. Boreta

/s/ Steven Miller	Director	April 1, 2019
Steven Miller

/s/ Cara Corrigan	Director	April 1, 2019
Cara Corrigan

/s/ John Boreta	Director	April 1, 2019
John Boreta