Form 10-Q
period 2019-09-30
ALL AMERICAN SPORTPARK INC
filed 2019-11-14
CIK 930245

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(702) 798-7777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated fi ler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The number of shares of Common Stock, $0.001 par value, outstanding on November 1, 2019 was 5,658,123 shares.

ALL-AMERICAN SPORTPARK, INC.
FORM 10-Q
INDEX

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALL-AMERICAN SPORTPARK, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$3,619	$14,215
Total current assets	3,619	14,215

Property and equipment, net of accumulated depreciation of $11,692 and $11,692, as of September 30, 2019 and December 31, 2018, respectively.	-	-

Total Assets	$3,619	$14,215

Liabilities and Stockholders' Deficit

Current liabilities:

Accounts payable and accrued expenses	$7,041	$6,791
Due to AAGC	291,750	237,354
Total current liabilities	298,791	244,145

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,029,742)	(28,964,500)
Total stockholders' deficit	(295,172)	(229,930)

Total Liabilities and Stockholders' Deficit	$3,619	$14,215

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2019	2018	2019	2018

Expenses:

General and administrative expenses	$13,940	$19,250	$65,242	$61,247
Depreciation and amortization	-	-	-	55
Total expenses	13,940	19,250	65,242	61,302
Net operating loss	(13,940)	(19,250)	(65,242)	(61,302)

Net loss before provision for income tax	(13,940)	(19,250)	(65,242)	(61,302)
Provision for income tax expense	-	-	-	-

Net Loss	$(13,940)	$(19,250)	$(65,242)	$(61,302)

Total basic and diluted loss per weighted average common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123	5,658,123	5,658,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

 ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

For the Three Months Ended September 30, 2019 and 2018

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, June 30, 2019	5,658,123	$5,658	$28,728,912	$(29,015,802)	$(281,232)
Net loss				(13,940)	(13,940)
Balance, September 30, 2019	5,658,123	$5,658	$28,728,912	$(29,029,742)	$(295,172)

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, June 30, 2018	5,658,123	$5,658	$28,728,912	$(28,925,778)	$(191,208)
Net loss				(19,250)	(19,250)
Balance, September 30, 2018	5,658,123	$5,658	$28,728,912	$(28,945,028)	$(210,458)

For the Nine Months Ended September 30, 2019 and 2018

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2018	5,658,123	$5,658	$28,728,912	$(28,964,500)	$(229,930)
Net loss				(65,242)	(65,242)
Balance, September 30, 2019	5,658,123	$5,658	$28,728,912	$(29,029,742)	$(295,172)

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2017	5,658,123	$5,658	$28,728,912	$(28,883,726)	$(149,156)
Net loss				(61,302)	(61,302)
Balance, September 30, 2018	5,658,123	$5,658	$28,728,912	$(28,945,028)	$(210,458)

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities

Net loss	$(65,242)	$(61,302)

Adjustment to reconcile net loss to net cash for operating activities

Depreciation and amortization	-	55
Amortization of prepaid stock based compensation	10,596	10,575
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		40
Accounts payable and accrued expenses	250	(13,711)

Net cash used in operating activities	(54,396)	(64,343)

Cash flows from financing activities

Proceeds from related parties	54,396	64,343

Net cash proceed from financing activities	54.396	64,343

Change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Note 2.  Summary of Significant Accounting Policies

a.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.

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

f. REVENUES

The Company earned no revenues for the three and nine months ended September 30, 2019 and 2018, respectively.

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

At each of September 30, 2019 and December 31, 2018, the carrying amount of accounts payable and accrued liabilities approximates fair value because of the short term nature of these items..

j. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the nine months ended September 30, 2019 and 2018.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Note 3 – Going concern

As of September 30, 2019, we had an accumulated deficit of $29,029,742.  In addition, the Company’s current liabilities exceed its current assets by $295,172 as of September 30, 2019.

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

At September 30, 2019 and December 31, 2018, the total amounts owed to AAGC were $291,750 and $237,354, respectively.

Note 5 – Stockholders' deficit

PREFERRED STOCK

 Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. There were no shares issued for the three and nine months ended September 30, 2019.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation expense of $10,596 and $10,575 for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded share-based compensation expense of $3,543 and $3,509 for the three months ended September 30, 2019 and 2018, respectively.

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

Results of Operations for the three months ended September 30, 2019 and 2018 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended September 30, 2019 and 2018.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the three months ended September 30, 2019 and 2018.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $13,940, a decrease of $5,310 or 27.6%, from $19,250 for the three months ended September 30, 2018. The decrease in expense is primarily due to a payment structure change for our public accounting firm. We incurred $3,500 of expense in the three months ended September 30, 2019 compared to $8,376 in the three months ended September 30, 2018.

Depreciation and amortization expenses were $0 for the three months ended September 30, 2019 and 2018.

Net Loss

We had a net loss of $13,940 for the three months ended September 30, 2019 as compared to net loss of $19,250 for the three months ended September 30, 2018, a decrease of $5,310 or 27.6%.

Results of Operations for the nine months ended September 30, 2019 and 2018 compared.

INCOME:

Revenue

There were no revenues from operations for the nine months ended September 30, 2019 and 2018.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the nine months ended September 30, 2019 and 2018.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $65,242 an increase of $3,995 or 6.5%, from $61,247 for the nine months ended September 30, 2018.  The increase in expense is primarily due to a payment structure change for our public accounting firm.

Depreciation and amortization expenses for the nine months ended September 30, 2019 were $0, a decrease of $55, or 100% from $55 for the nine months ended September 30, 2018.

Net Loss

We had a net loss of $65,242 for the nine months ended September 30, 2019 as compared to net loss of $61,302 for the nine months ended September 30, 2018, an increase of $3,940 or 6.4%.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at September 30, 2019 compared to December 31, 2018.

	September 30, 2019	December 31, 2018	Increase / (Decrease)
			$	%

Current Assets	$3,619	$14,215	(10,596)	(74.5%)
Current Liabilities	298,791	244,145	54,646	22.4%
Working Capital Deficit	$295,172	$229,930

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at September 30, 2019 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2019.

We did not repurchase any of our equity securities during the quarter ended September 30, 2019.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date: November 14, 2019	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer,
and Treasurer (On behalf of the Registrant and as
Principal Financial Officer)