Form 10-K
period 2019-12-31
ALL AMERICAN SPORTPARK INC
filed 2020-03-30
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,163,000 based on the last sale price reported for the registrant’s Common Stock on the OTC Bulletin Board of $0.475 per share.

The number of shares of Common Stock, $0.001 par value, outstanding on March 16, 2020 was 5,658,123 shares.

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

	HIGH	LOW
Year Ended December 31, 2019
First Quarter	$0.65	$0.30
Second Quarter	$0.76	$0.37
Third Quarter	$0.70	$0.37
Fourth Quarter	$0.51	$0.28

Year Ended December 31, 2018:
First Quarter	$0.99	$0.52
Second Quarter	$0.84	$0.45
Third Quarter	$0.51	$0.35
Fourth Quarter	$0.59	$0.37

HOLDERS

The number of holders of record of the Company’s $0.001 par value common stock as of March 23, 2020 was approximately 1,048. This does not include approximately 1,500 shareholders’ who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

During the quarter ended December 31, 2019, the Company had no sales of unregistered securities.

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

At December 31, 2019, and 2018, the carrying amount of prepaid, accounts payable and accrued liability, accounts payable and accrued liability–related parties, due to related parties and notes payable and accrued interest payable–related parties approximate fair value because of the short maturity of these instruments.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2019 VERSUS YEAR ENDING DECEMBER 31, 2018.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, professional fees, and other corporate costs. These expenses increased by $3,107 to $83,826 in 2019 from $80,719 in 2018. The increase is attributed to a change in the timing of the payment of audit fees.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2019 and 2018 there was no impairment on property and equipment.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $55 in 2019 to $0 from $55 in 2018. The decrease in depreciation is a result of assets reaching their full depreciation during 2018.

OTHER INCOME AND INTEREST EXPENSE

There was no interest expense in 2019 or 2018.

NET LOSS

In 2019, the net loss from operations was $83,826 as compared to net loss of $80,774 in 2018. The increase in the net loss was due to the increase in G&A expenses.

CASH FLOW

The net cash used for operating activities decreased from $78,073 in 2018 compared to $75,344 in 2019.  The Company was still dependent on related parties to fund its operation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a control deficiency. Specifically, at December 31, 2019 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2019.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	57	President, Chief Executive Officer, Treasurer, Secretary and Director

Steven Miller	76	Director
Cara Corrigan	58	Director
John Boreta	59	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2019 and 2018 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPEN- SATION ($)	TOTAL ($)

Ronald S. Boreta, President	2019	$-	$0	-	-	$-	$-
	2018	$-	$0	-	-	$-	$-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2018 and December 31, 2019.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2019 and 2018 no compensation was paid to the Company’s directors for their services.

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

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2020, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Ronald S. Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	960,484 (1)	16.97%

ASI Group, LLC Investment AKA, LLC c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	1,589,167 (4)	28.13%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	811,439 (2)	14.34%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784 (3)	6.38%

Steve Miller 3883 Howard Hughes Pkwy., 8th Fl. Las Vegas, NV 89169	34,000 (5)	0.60%

Cara Corrigan 6730 Las Vegas Blvd. South Las Vegas, NV 89119	34,000 (5)	0.60%

All Directors and Executive Officers as a Group (4 persons)	1,839,923 (6)	32.52%

(1) Includes 602,229 shares held directly; 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.; and 110,000 shares held by his son.

(2) Includes 591,735 shares held directly; 108,704 shares which represents John Boreta's share of the Common Stock held by Boreta Enterprises Ltd.; and 110,000 shares held by his daughter.

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2019, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

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

In addition to the administrative/accounting support provided by AAGC to the above stores, the Company received funding for operations from these and various other stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages and salaries. The net amount due to these stores totaled $301,307 and $237,354 as of December 31, 2019 and 2018, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2019 and 2018 by RBSM for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by RBSM for tax compliance and tax advice for the fiscal years ended December 31, 2019 and 2018, were $5,000 during each year.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of All-American Sportpark, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Henderson, NV

March 30, 2020

ALL-AMERICAN SPORTPARK, INC.
BALANCE SHEETS

	December 31, 2019	December 31, 2018

Assets

Current assets:
Prepaid expenses and other current assets	$37	$14,215

Total current assets	37	14,215

Property and equipment, net of accumulated depreciation of $11,692 and $11,692, respectively	-	-
Total Assets	$37	$14,215

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$12,486	$6,791
Due to related parties	301,307	237,354

Total current liabilities	313,793	244,145

Stockholders’ Deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018 respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,624,123 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,048,326)	(28,964,500)
Total stockholder’s deficit	(313,756)	(229,930)

Total Liabilities and Stockholders’ Deficit $	$37	$14,215

The accompanying notes are an integral part of these financial statements.

ALL-AMERICAN SPORTPARK, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Expenses:
General & administrative	$83,826	$80,719
Depreciation and amortization	-	55
Total expenses	83,826	80,774

Loss from operations	(83,826)	(80,774)

Total other expense	(83,826)	(80,774)

Net loss before provision for income tax	(83,826)	(80,774)
Provision for income tax expense	-	-

Net Loss	$(83,826)	$(80,774)
Weighted average number of common shares outstanding-basic and fully diluted	5,658,123	5,658,123

Net loss per share – basic and fully diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

ALL-AMERICAN SPORTPARK, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	5,658,123	$5,658	$28,728,912	$(28,883,726)	$(149,156)

Net loss	-	-	-	(80,774)	(80,774)

Balance, December 31, 2018	5,658,123	$5,658	$28,728,912	$(28,964,500)	$(229,930)

Net loss	-	-	-	(83,826)	(83,826)

Balance, December 31, 2019	5,658,123	$5,658	$28,728,912	$(29,048,326)	$(313,756)

The accompanying notes are an integral part of these financial statements.

ALL -AMERICAN SPORTPARK, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2019
Cash flows from operating activities
Net loss	$(83,826)	$(80,774)
Adjustment to reconcile net loss to net cash used in operating activities

Depreciation expense	-	55
Amortization of prepaid stock based compensation	14,177	14,177

Changes in operating assets and liabilities:
Prepaid expenses	-	10
Accounts payable and accrued expenses	5,695	(11,541)

Net cash used in operating activities	(63,954)	(78,073)

Cash flows from financing activities
Proceeds from related parties	63,954	78,073
Net cash provided by financing activities	63,954	78,073
Net change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

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

c. RECLASSIFICATIONS

No reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

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

f. ADVERTISING

The Company expenses advertising costs as incurred. The Company incurred no advertising expenses for the twelve months ended December 31, 2019 and 2018, respectively.

g. REVENUES

The Company earned no revenues for the twelve months ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, and 2018, the carrying amount of prepaid, accounts payable and accrued liability, accounts payable and accrued liability–related parties, due to related parties and notes payable and accrued interest payable–related parties approximate fair value because of the short maturity of these instruments.

k. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2019 and 2018.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 in 2019 and 5,658,123 in 2018, respectively.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the year ended December 31, 2019, the Company had net loss of $83,826. As of December 31, 2019 the Company had an accumulated deficit of $29,048,325 and a stockholder deficit of $313,756.

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

At December 31, 2019 and December 31, 2018, the total amounts owed to AAGC were $301,307 and $237,354, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2019	2018
Furniture and Equipment	$11,692	$11,692
Less: Accumulated Depreciation	11,692	11,692
	$-	$-

Depreciation expenses totaled $0 and $55 for the years ended December 31, 2019 and 2018, respectively.

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

	2019	2018
Deferred tax liabilities:
Temporary differences related to:
Depreciation	$-	$(63,569)

Deferred tax assets:
Net operating loss carry forward	3,135,141	3,049,712
Related Party interest	-	1,452,887
Other	-	-
Net deferred tax asset before valuation allowance	3,135,141	4,439,030
Valuation Allowance	(3,135,141)	(4,439,030)
	$-	$-

	2019	2018
Income tax at federal rate	21.00%	21.00%
Permanent differences	-35.00%	-35.00%

Effective income tax rate	0.00%	0.00%

As of December 31, 2019 and 2018, the Company had available for income tax purposes approximately $21.0 million and $21.0 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry forwards expire in 2019 through 2038. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. Management has established a 100% valuation allowance  against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and December 31, 2018.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation of $14,177 and $14,177 for the years ended December 31, 2019 and 2018, respectively.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and determined that there were none.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

ALL-AMERICAN SPORTPARK, INC.

Dated: March 30, 2020	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta		March 30, 2020
Ronald S. Boreta	President (Chief Executive Officer),Treasurer (Principal Financial Officer) and Director

Director
Steven Miller

/s/ Cara Corrigan	Director	March 30, 2020
Cara Corrigan

/s/ John Boreta	Director	March 30, 2020
John Boreta