Form 10-Q
period 2020-03-31
ALL AMERICAN SPORTPARK INC
filed 2020-05-15
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 11, 2020 was 5,658,123 shares.

ALL-AMERICAN SPORTPARK, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALL-AMERICAN SPORTPARK, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$150	$37
Total current assets	150	37

Property and equipment, net of accumulated depreciation of $11,692 and $11,692 as of March 31, 2020 and December 31, 2019, respectively	-	-

Total Assets	$150	$37

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$7,877	$12,486
Due to AAGC, related party	329,517	301,307
Total current liabilities	337,394	313,793

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,071,814)	(29,048,326)
Total stockholders' deficit	(337,224)	(313,756)

Total Liabilities and Stockholders' Deficit	$150	$37

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Expenses:
General and administrative expenses	$23,488	$34,233
Depreciation and amortization	-	-
Total expenses	23,488	34,233

Net operating loss	(23,488)	(34,233)

Total other (expense)	-	-
Net loss before provision of income tax	(23,488)	(34,233)

Provision for income tax expense	-	-

Net loss	(23,488)	(34,233)
Basic and diluted net loss per common share

	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and fully diluted

	5,658,123	5,658,123

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2018	5,658,123	$5,658	$28,728,912	$(28,964,500)	$(229,930)
Net loss				(34,233)	(34,233)
Balance, March 31, 2019	5,658,123	$5,658	$28,728,912	$(28,993,733)	$(264,167)

Balance, December 31, 2019	5,568,123	$ 5,658	$ 28,728,912	$(29,048,326)	$(313,756)
Net loss	-	-	-	(23,488)	(23,488)

Balance, March 31, 2020	5,658,123	$ 5,658	$ 28,728,912	$ (29,071,814)	$(337,244)

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities

Net loss	$(23,488)	$(34,233)

Adjustment to reconcile net loss to net cash for operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(113)	3,432
Accounts payable and accrued expenses	4,609	13,165
Net cash used in operating activities	(18,992)	(17,636)

Cash flows from financing activities

Proceeds from related parties	18,992	17,636
Net cash provided by financing activities	18,992	17,636

Net decrease in cash	$-	$-
Cash, beginning of period	-	-
Cash, end of period	-	-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non cash financing and investing activities:
Prepaid share based compensation	$-	$3,544

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which appears to have originated from Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets.  The extent of the impact of the COVID-19 pandemic on the Company’s ability to execute its business plan will depend on future developments, including the duration and spread of the COVID-19 outbreak, continued restrictions on travel and transport and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

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

f. REVENUES

The Company earned no revenues for the three months ended March 31, 2020 and 2019, respectively.

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

At each of March 31, 2020 and 2019, the carrying amount of due to related party, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

k. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the three months ended March 31, 2020 and 2019.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 for the three months ended March 31, 2020 and 5,658,123 in 2019, respectively.

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

Note 3 – Going concern

As of March 31, 2020, we had an accumulated deficit of $29,071,814. In addition, the Company’s current liabilities exceed its current assets by $337,244 as of March 31, 2020.

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

At March 31, 2020 and December 31, 2019, the total amounts owed to AAGC were $329,517 and $301,307, respectively.

Note 5 – Stockholders' deficit

PREFERRED STOCK

Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2019, an additional 33% of the shares on January 1, 2020, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation of $0 and $3,544 for the three months ended March 31, 2020 and 2019, respectively.

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

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”) which appears to have originated from Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets.  The extent of the impact of the COVID-19 pandemic on the Company’s ability to execute its business plan will depend on future developments, including the duration and spread of the COVID-19 outbreak, continued restrictions on travel and transport and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

Results of Operations for the three months ended March 31, 2020 and 2019 compared.

INCOME:

Revenue

There were no revenues for the three months ended March 31, 2020 and 2019.

Cost of Sales/Gross Profit Percentage of Sales

There was no cost of sales for the three months ended March 31, 2020 and 2019.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $23,488, a decrease of $10,745 or 31.39%, from $34,233 for the three months ended March 31, 2019.  This change is due to a change in audit fees.  Total fees paid to RBSM was reduced by $7,000 in 2020. The decrease was also partially due to the elimination of the share based compensation expense since the shares were fully vested as of December 31, 2019.

There was no Depreciation and amortization expenses for the three months ended March 31, 2020 and 2019.

Interest Expenses

There were no interest expenses for the three months ended March 31, 2020 and 2019.

Net Loss

We had a net loss of $23,488 for the three months ended March 31, 2020 as compared to net loss of $34,233 for the three months ended March 31, 2019, a decrease of $10,745 or 31.39%. The decreased net loss was primarily due to the change in audit fees and the elimination of share based compensation expense.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at March 31, 2020 compared to December 31, 2019.

	March 31, 2020	December 31, 2019	Increase / (Decrease)
			$	%

Current Assets	$150	$37	$113	300.1%
Current Liabilities	337,394	313,793	23,601	7.5%
Working Capital Deficit	$337,244	$313,756

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms due to a control deficiency. Specifically, at March 31, 2020 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2020.

We did not repurchase any of our equity securities during the quarter ended March 31, 2020.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

	By:	/s/ Ronald Boreta
Date: May 15, 2020		Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)