Form 10-Q
period 2020-06-30
ALL AMERICAN SPORTPARK INC
filed 2020-08-14
CIK 930245

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer [ ] Non-accelerated filer [X]	Accelerated filer [ ] Smaller reporting company [X] Emerging Growth Company [ ]

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 12, 2020 was 5,658,123 shares.

All-American Sportpark, inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALL-AMERICAN SPORTPARK, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$113	$37
Total current assets	113	37

Property and equipment, net of accumulated depreciation of $11,692 and $11,692, as of June 30, 2020 and December 31, 2019, respectively.	-	-

Prepaid Expenses- Long term	-	-

Total Assets	$113	$37

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$10,800	$12,486
Due to AAGC	338,943	301,307
Total current liabilities	349,743	313,793

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,084,200)	(29,048,326)
Total stockholders' deficit	(349,630)	(313,756)

Total Liabilities and Stockholders' Deficit	$113	$37

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2020	2019	2020	2019
Expenses:

General and administrative expenses	$12,387	$17,069	$35,875	$51,302
Depreciation and amortization	-	-	-	-
Total expenses	12,387	17,069	35,875	51,302

Net operating loss	(12,387)	(17,069)	(35,875)	(51,302)

Net loss before provision for income tax	(12,387)	(17,069)	(35,875)	(51,302)
Provision for income tax expense	-	-	-	-

Net Loss	$(12,387)	$(17,069)	$(35,875)	$(51,302)

Total basic and diluted loss per weighted average common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123	5,658,123	5,658,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

For the Three Months Ended June 30, 2020 and 2019

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, March 31, 2020	5,658,123	$5,658	$28,728,912	$(29,071,814)	$(337,243)
Net loss				(12,387)	(12,387)
Balance, June 30, 2020	5,658,123	$5,658	$28,728,912	$(29,084,200)	$(349,630)

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, March 31, 2019	5,658,123	$5,658	$28,728,912	$(28,993,733)	$(264,163)
Net loss				(17,069)	(17,069)
Balance, June 30, 2019	5,658,123	$5,658	$28,728,912	$(29,015,802)	$(281,232)

For the Six Months Ended June 30, 2020 and 2019

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2019	5,658,123	$5,658	$28,728,912	$(29,048,326)	$(313,756)
Net loss				(35,875)	(35,875)
Balance, June 30, 2020	5,658,123	$5,658	$28,728,912	$(29,084,200)	$(349,630)

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2018	5,658,123	$5,658	$28,728,912	$(28,964,500)	$(229,930)
Net loss				(51,302)	(51,302)
Balance, June 30, 2019	5,658,123	$5,658	$28,728,912	$(29,015,802)	$(281,232)

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities

Net loss	$(35,875)	$(51,302)
Adjustment to reconcile net loss to net cash for operating activities
Amortization of prepaid stock based compensation	-	7,014
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,686	(4,485)
Net cash used in operating activities	(33,189)	(48,733)

Cash flows from financing activities
Proceeds from related parties	33,189	48,733
Net cash provided by financing activities	33,189	48,733

Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

f. REVENUES

The Company earned no revenues for the three and six months ended June 30, 2020 and 2019, respectively.

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

At each of June 30, 2020 and December 31, 2019, the carrying amount of accounts payable and accrued liabilities approximates fair value because of the short term nature of these items.

j. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the six months ended June 30, 2020 and 2019.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 at June 30, 2020 and 5,658,123 at June 30, 2019, respectively.

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

Note 3 – Going concern

As of June 30, 2020, we had an accumulated deficit of $29,084,200.  In addition, the Company’s current liabilities exceed its current assets by $349,630 as of June 30, 2020.

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

At June 30, 2020 and December 31, 2019, the total amounts owed to AAGC were $338,943 and $301,307, respectively.

Note 5 – Stockholders' deficit

PREFERRED STOCK

 Preferred stock, Series "B", $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 50,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. There were no shares issued during the three and six months ended June 30, 2020.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2019, an additional 33% of the shares on January 1, 2020, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation expense of $0 and $7,014 for the six months ended June 30, 2020 and 2019, respectively. The Company recorded share-based compensation expense of $0 and $3,509 for the three months ended June 30, 2020 and 2019, respectively.

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

Results of Operations for the three months ended June 30, 2020 and 2019 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended June 30, 2020 and 2019.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the three months ended June 30, 2020 and 2019.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $12,387 a decrease of $4,682 or 27.4%, from $17,069 for the three months ended June 30, 2019. The decrease in expense is from the payment structure change for our accounting firm. We paid $2,000 in the three months ended June 30, 2020 compared to $3,500 in the three months ended June 30, 2019.  The remainder of the decrease is due to the elimination of the share based expense from 2020 to 2019.

Depreciation and amortization expenses for the three months ended June 30, 2020 and 2019 were $0.

Net Loss

We had a net loss of $12,387 for the three months ended June 30, 2020 as compared to net loss of $17,069 for the three months ended June 30, 2019, a decrease of $4,682 or 27.4%. The reduced net loss is due to the change in the payment structure noted above.

Results of Operations for the six months ended June 30, 2020 and 2019 compared.

INCOME:

Revenue

There were no revenues from operations for the six months ended June 30, 2020 and 2019.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the six months ended June 30, 2020 and 2019.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $35,875 an decrease of $15,427 or 30.0%, from $51,302 for the six months ended June 30, 2019.  The decrease in expense is from the payment structure change for our accounting firm. We paid $28,000 in the six months ended June 30, 2019 compared to $19,500 in the six months ended June 30, 2020. The remainder of the decrease is related to the elimination of the share based expense from 2020 to 2019.

Depreciation and amortization expenses for the six months ended June 30, 2020 and 2019 were $0.

Net Loss

We had a net loss of $35,875 for the six months ended June 30, 2020 as compared to net loss of $51,302 for the six months ended June 30, 2019, an decrease of $15,427 or 30.0%.  The reduced net loss is due to the change in the payment structure noted above.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at June 30, 2020 compared to December 31, 2019.

	June 30, 2020	December 31, 2019	Increase / (Decrease)
			$	%

Current Assets	$113	$37	$76	205.4%
Current Liabilities	$349,743	$313,793	$35,950	11.5%
Working Capital Deficit	$349,630	$313,756

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at June 30, 2020 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2020.

We did not repurchase any of our equity securities during the quarter ended June 30, 2020.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date: August 14, 2020	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)