Form 10-Q
period 2020-09-30
ALL AMERICAN SPORTPARK INC
filed 2020-10-21
CIK 930245

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

       The number of shares of Common Stock, $0.001 par value, outstanding on October 15, 2020 was 5,658,123 shares.

ALL-AMERICAN SPORTPARK, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALL-AMERICAN SPORTPARK, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$75	$37
Total current assets	75	37

Property and equipment, net of accumulated depreciation of $11,692 and $11,692, as of September 30, 2020 and December 31, 2019, respectively.	-	-

Total Assets	$75	$37

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$9,550	$12,486
Due to AAGC	349,637	301,307
Total current liabilities	359,187	313,793

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,093,682)	(29,048,326)
Total stockholders' deficit	(359,112)	(313,756)

Total Liabilities and Stockholders' Deficit	$75	$75

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2020	2019	2020	2019

Expenses:

General and administrative expenses	$9,482	$13,940	$45,356	$65,242
Depreciation and amortization	-	-	-	-
Total expenses	9,482	13,940	45,356	65,242
Net operating loss	(9,482)	(13,940)	(45,356)	(65,242)

Net loss before provision for income tax	(9,482)	(13,940)	(45,356)	(65,242)
Provision for income tax expense	-	-	-	-

Net Loss	$(9,482)	$(13,940)	$(45,356)	$(65,242)

Total basic and diluted loss per weighted average common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123	5,658,123	5,658,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

 ALL-AMERICAN SPORTPARK, INC.
Condensed STATEMENTS OF Changes inStockholders’ DEFICIT
(Unaudited)

For the Three Months Ended September 30, 2020 and 2019

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2020	5,658,123	$5,658	$28,728,912	$(29,084,200)	$(349,630)
Net loss				(9,482)	(9,482)
Balance, September 30, 2020	5,658,123	$5,658	$28,728,912	$(29,093,682)	$(359,112)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2019	5,658,123	$5,658	$28,728,912	$(29,015,802)	$(281,232)
Net loss				(13,940)	(13,940)
Balance, September 30, 2019	5,658,123	$5,658	$28,728,912	$(29,029,742)	$(295,172)

For the Nine Months Ended September 30, 2020 and 2019

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	5,658,123	$5,658	$28,728,912	$(29,048,326)	$(313,756)
Net loss				(45,356)	(45,356)
Balance, September 30, 2020	5,658,123	$5,658	$28,728,912	$(29,093,682)	$(359,112)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	5,658,123	$5,658	$28,728,912	$(28,964,500)	$(229,930)
Net loss				(65,242)	(65,242)
Balance, September 30, 2019	5,658,123	$5,658	$28,728,912	$(29,029,742)	$(295,172)

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL-AMERICAN SPORTPARK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities

Net loss	$(45,357)	$(65,242)

Adjustment to reconcile net loss to net cash for operating activities

Depreciation and amortization	-	-
Amortization of prepaid stock based compensation	-	10,596
Changes in operating assets and liabilities:
Prepaid expenses and other current assets
Accounts payable and accrued expenses	2,936	250

Net cash used in operating activities	(42,421)	(54,396)

Cash flows from financing activities
Proceeds from related parties	42,421	54,396

Change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

f. REVENUES

The Company earned no revenues for the three and nine months ended September 30, 2020 and 2019, respectively.

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

At each of September 30, 2020 and December 31, 2019, the carrying amount of accounts payable and accrued liabilities approximates fair value because of the short term nature of these items..

j. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the nine months ended September 30, 2020 and 2019.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Note 3 – Going concern

As of September 30, 2020, we had an accumulated deficit of $29,093,682.  In addition, the Company’s current liabilities exceed its current assets by $359,112 as of September 30, 2020.

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

At September 30, 2020 and December 31, 2019, the total amounts owed to AAGC were $349,637 and $301,307, respectively.

Note 5 – Stockholders' deficit

PREFERRED STOCK

 Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Common stock, $0.001 par value, 10,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. There were no shares issued for the three and nine months ended September 30, 2020.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2019, an additional 33% of the shares on January 1, 2020, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation will be amortized ratably over the three year vesting period. The Company recorded share-based compensation expense of $0 and $10,596 for the nine months ended September 30, 2020 and 2019, respectively. The Company recorded share-based compensation expense of $0 and $3,543 for the three months ended September 30, 2020 and 2019, respectively.

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

Results of Operations for the three months ended September 30, 2020 and 2019 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended September 30, 2020 and 2019.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the three months ended September 30, 2020 and 2019.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $9,482, a decrease of $4,458 or 31.8%, from $13,940 for the three months ended September 30, 2019. The decrease in expense is primarily due to  the elimination of the share based compensation expense at the end of 2019. We incurred $3,544 of expense in the three months ended September 30, 2019 compared to $0 in the three months ended September 30, 2020.

Depreciation and amortization expenses were $0 for the three months ended September 30, 2020 and 2019.

Net Loss

We had a net loss of $9,482 for the three months ended September 30, 2020 as compared to net loss of $13,940 for the three months ended September 30, 2019, a decrease of $4,458 or 31.8%. The reduced net loss was primarily due to the elimination of the share based compensation expense in 2020.

Results of Operations for the nine months ended September 30, 2020 and 2019 compared.

INCOME:

Revenue

There were no revenues from operations for the nine months ended September 30, 2020 and 2019.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the nine months ended September 30, 2020 and 2019.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 were $45,357 a decrease of $21,885 or 33.5%, from $65,242 for the nine months ended September 30, 2019.  The decrease in expense is partially due to the elimination of the shared based compensation expense in 2020. Share based compensation expense for the nine months ended September 30, 2019 totaled $10,673.  The other reason for the decrease is due to a change in our audit fees.  Audit fees for the nine months ended September 30, 2020 were $23,000 compared to $31,500 for the nine months ended September 30, 2019.  During 2020 it was determined that the audit fees for 2019 had been overstated by $5,000.

Depreciation and amortization expenses for the nine months ended September 30, 2020 and 2019 were $0.

Net Loss

We had a net loss of $45,357 for the nine months ended September 30, 2020 as compared to net loss of $65,242 for the nine months ended September 30, 2019, a decrease of $21,885 or 33.5%. The reduction is due to the elimination of the compensation expense in 2020 and the difference in audit fees.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at September 30, 2020 compared to December 31, 2019.

	September 30, 2020	December 31, 2019	Increase / (Decrease)
			$	%

Current Assets	$75	$37	38	102.7%
Current Liabilities	$359,187	$313,793	45,394	14.5%
Working Capital Deficit	$359,112	$313,756

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at September 30, 2020 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2020.

We did not repurchase any of our equity securities during the quarter ended September 30, 2020.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date: October 21, 2020	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)