Form 10-K
period 2020-12-31
GLOBAL ACQUISITIONS Corp
filed 2021-04-01
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

 [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24970

GLOBAL ACQUISITIONS CORPORATION

(Formerly named “All-American SportPark, Inc.”)
(Exact name of registrant as specified in its charter)

Nevada	88-0203976
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

6730 Las Vegas Boulevard South, Las Vegas, NV 89119
(Address of principal executive offices)

(702) 317-7302
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

As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $668,000 based on the last sale price reported for the registrant’s Common Stock on the OTC Markets Group Inc. Pink Tier of $0.30 per share.

The number of shares of Common Stock, $0.001 par value, outstanding on March 25, 2021 was 5,658,123 shares.

Global Acquisitions Corporation
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

HISTORICAL DEVELOPMENT

The Company was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and to “All-American SportPark, Inc.”  on December 14, 1998.  Effective February 15, 2021, the name of the Company was changed to “Global Acquisitions Corporation.”

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

EMPLOYEES

The Company currently has no employees.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Company has no properties. The Company’s corporate offices are located at 6730 Las Vegas Boulevard South, Las Vegas, Nevada 89119 in space shared with AAGC.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any legal proceedings, except for routine litigation that is incidental to the Company’s business.

ITEM 4. MINE SAFETY DISCLOSURES.

This item is not applicable to the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION. The Company’s common stock is currently traded in the over-the-counter market and is quoted on the OTC Markets Group Inc. Pink Tier under the symbol “AASP.”  For the Company’s new name to be recognized on the over-the-counter market, the Financial Industry Regulatory Authority (“FINRA”) is required to process the corporate action. The Company has submitted the required documentation to FINRA. The Company’s common stock will continue to trade under the symbol “AASP” until such time as FINRA has declared the name change effective.

The following table sets forth the high and low sales prices of the common stock for the periods indicated.

	HIGH	LOW
Year Ended December 31, 2020
First Quarter	$0.47	$0.28
Second Quarter	$0.51	$0.11
Third Quarter	$0.31	$0.17
Fourth Quarter	$0.45	$0.16

Year Ended December 31, 2019:
First Quarter	$0.65	$0.30
Second Quarter	$0.76	$0.37
Third Quarter	$0.70	$0.37
Fourth Quarter	$0.51	$0.28

HOLDERS

The number of holders of record of the Company’s $0.001 par value common stock as of March 25, 2021 was approximately 1,050. This does not include approximately 500 shareholders who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

During the quarter ended December 31, 2020, the Company had no sales of unregistered securities.

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

At December 31, 2020, and 2019, the carrying amount of prepaid, accounts payable and accrued liability, accounts payable and accrued liability–related parties, due to related parties and notes payable and accrued interest payable–related parties approximate fair value because of the short maturity of these instruments.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2020 VERSUS YEAR ENDING DECEMBER 31, 2019.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, professional fees, and other corporate costs. These expenses decreased by $12,998 to $70,828 in 2020 from $83,826 in 2019. The decrease is attributed to the elimination of the share-based expense in 2020.

IMPAIRMENT ON PROPERTY AND EQUIPMENT

In 2020 and 2019 there was no impairment on property and equipment.

DEPRECIATION AND AMORTIZATION

In 2020 and 2019 there was no depreciation and amortization

OTHER INCOME AND INTEREST EXPENSE

There was no interest expense in 2020 or 2019.

NET LOSS

In 2020, the net loss from operations was $70,828 as compared to net loss of $83,826 in 2019. The decrease in the net loss was due to the elimination of the share-based expense in 2020.

CASH FLOW

The net cash used for operating activities increased from $63,954 in 2019 compared to $81,008 in 2020.  The Company was still dependent on related parties to fund its operation.

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

COVID-19 IMPACT

The COVID-19 outbreak and pandemic has resulted in a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide.  In addition, the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel limit the ability to have meetings with the personnel and representatives of potential target companies and may adversely affect our ability to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 may impact our search for a business combination will depend on future developments which are uncertain and cannot be predicted. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination may be materially adversely affected.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2020.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	58	President, Chief Executive Officer, Treasurer, Secretary and Director

Steven Miller	77	Director
Cara Corrigan	59	Director
John Boreta	60	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2020 and 2019 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION				STOCK	OPTION	ALL OTHER
		SALARY	BONUS	AWARDS	AWARDS	COMPEN-	TOTAL
	YEAR	($)	($)	($)	($)	SATION	($)
Ronald S. Boreta, President	2020	$-	$0	$-	$-	$-	$-
	2019	$-	$0	$-	$-	$-	$-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2019 and December 31, 2020.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2020 and 2019 no compensation was paid to the Company’s directors for their services.

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

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2021, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Ronald S. Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	960,484	(1)	16.97%

ASI Group, LLC Investment AKA, LLC c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	1,589,167	(4)	28.13%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	811,439	(2)	14.34%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784	(3)	6.38%

Steve Miller 3883 Howard Hughes Pkwy., 8th Fl. Las Vegas, NV 89169	34,000	(5)	0.60%

Cara Corrigan 4712 Park Vista CT Reno, NV 89502	34,000	(5)	0.60%

All Directors and Executive Officers as a Group (4 persons)	1,839,923	(6)	32.52%

(1)	Includes 602,229 shares held directly; 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.; and 110,000 shares held by his son.

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2020, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

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

In addition to the administrative/accounting support provided by AAGC to the above stores, the Company received funding for operations from these and various other stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages and salaries. The net amount due to these stores totaled $361,987 and $301,307 as of December 31, 2020 and 2019, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2020 and 2019 by RBSM LLP for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,000 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by RBSM LLP for tax compliance and tax advice for the fiscal years ended December 31, 2020 and 2019, were $5,000 during each year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION

2.1	Transfer Agreement dated June 10, 2016, among All-American SportPark, Inc. and Ronald Boreta and John Boreta	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2017

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.7	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.7 to the Registrant’s Current Report on Form 8-K dated February 15, 2021

3.8	Certificate of Withdrawal for Series A Convertible Preferred Stock.	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K dated March 3, 2021

3.9	Certificate of Withdrawal for Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K dated March 3, 2021

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.2	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.3	Addendum No. 2 to Employment Agreement between Ronald Boreta and All-American SportPark, Inc. dated June 15, 2009.	Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.4	Agreement with AKA Investments, LLC dated September 23, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 24, 2009

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350	Filed herewith electronically

ITEM 16. FORM 10–K SUMMARY.

Not provided.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Acquisitions Corporation, formerly known as All-American Sportpark, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Acquisitions Corporation, formerly known as All-American Sportpark, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters during the course of our audit for the year ended December 31, 2020.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

New York, NY

April 1, 2021

GLOBAL ACQUISITIONS CORPORATION
(Formerly named All-American SportPark, Inc.)
BALANCE SHEETS

	December 31, 2020		December 31, 2019

Assets

Current assets:
Prepaid expenses and other current assets	$69		$37

Total current assets	69		37

Property and equipment, net of accumulated depreciation of $11,692 and $11,692, respectively	-		-

Total Assets	$69	$	$ 37

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$22,666		$12,486
Due to related parties	361,987		301,307

Total current liabilities	384,653		313,793

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019 respectively	-		-

Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of December 31, 2020 and 2019, respectively	5,658		5,658
Additional paid-in capital	28,728,912		28,728,912
Accumulated deficit	(29,119,154)		(29,048,326)
Total stockholder’s deficit	(384,584)		(313,756)

Total Liabilities and Stockholders’ Deficit	$69	$	$ 37

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION
(Formerly named All-American SportPark, Inc.)
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Expenses:
General & administrative	$70,828	$83,826

Total expenses	70,828	82,826

Loss from operations	(70,828)	(83,826)
Other Expense	-	-

Total expense	-	-

Net loss before provision for income tax	(70,828)	(83,826)
Provision for income tax expense	-	-

Net Loss	$(70,828)	$(83,826)
Weighted average number of common shares outstanding-basic and fully diluted	5,658,123	5,658,123

Net loss per share – basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION
(Formerly named All-American SportPark, Inc.)
STATEMENTS OF Stockholders’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	5,658,123	$ 5,658	$ 28,728,912	$(28,964,499)	$(229,930)

Net loss	-	-	-	(83,826)	(83,826)

Balance, December 31, 2019	5,658,123	$ 5,658	$ 28,728,912	$ (29,048,326)	$(313,756)

Net loss	-	-	-	(70,828)	(70,828)

Balance, December 31, 2020	5,658,123	$ 5,658	$ 28,728,912	$(29,119,154)	$(384,584)

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION
(Formerly named All-American SportPark, Inc.)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020		2019
Cash flows from operating activities
Net loss	$(70,828)		$(83,826)

Adjustment to reconcile net loss to net cash used in operating activities

Amortization of prepaid stock based compensation	-		14,177

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(10,180)		5,695

Net cash used in operating activities	(81,008)		(63,954)

Cash flows from investing activities
Net cash used in investing activities	-		-

Cash flows from financing activities
Proceeds from related parties	81,008		63,954
Net cash provided by financing activities	81,008		63,954
Net change in cash	-		-

Cash, beginning of period	-		-
Cash, end of period	$-		$-

Cash paid for taxes	$-		$-
Cash paid for Interest	$-	-	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

(Formerly named All-American SportPark, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a. BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

b. BUSINESS ACTIVITIES

The Company was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and  to All-American SportPark, Inc. (“AASP”) on December 14, 1998.  Effective February 15, 2021, the name of the Company was changed to “Global Acquisitions Corporation.”

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

g. REVENUES

The Company earned no revenues for the twelve months ended December 31, 2020 and 2019, respectively.

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

At December 31, 2020, and 2019, the carrying amount of prepaid, accounts payable and accrued liability, accounts payable and accrued liability–related parties, due to related parties and notes payable and accrued interest payable–related parties approximate fair value because of the short maturity of these instruments.

k. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2020 and 2019.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 in 2020 and 5,658,123 in 2019, respectively.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the year ended December 31, 2020, the Company had net loss of $70,828. As of December 31, 2020, the Company had an accumulated deficit of $29,119,154 and a stockholder deficit of $384,584.

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

At December 31, 2020 and December 31, 2019, the total amounts owed to AAGC were $361,987 and $301,307, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment included the following as of December 31:

	2020	2019

Furniture and Equipment	$11,692	$11,692
Less: Accumulated Depreciation	11,692	11,692
	$-	$-

Depreciation expenses totaled $0 for the years ended December 31, 2020 and 2019.

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

The components of income tax provision (benefit) for the years ended December 31,2020 and 2019 are as follow:

	2020	2019
Current taxes:
Federal	-	-

Total current taxes	-	-
Deferred tax provision (benefit)	-	-

Income tax provision (benefit)	$-	$-

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2020 and 2019 to the Company’s effective tax rate is as follows:

	2020	2019
U.S. Statutory tax rate	21.0%	21.0%
Change in valuation reserve on deferred tax assets	(21)%	(21)%

Income tax (provision) benefit	-%	-%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforward	1,914,121	3,244,433

Total deferred tax assets	1,914,121	3,244,433
Valuation reserve	(1,914,121)	(3,244,433)

Net deferred tax assets (liability)	$-	$-

As of December 31, 2020 and 2019, the Company had available for income tax purposes approximately $9.1 million and $15.4 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry-forwards expire in 2021 through 2040. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. Management has established a 100% valuation allowance against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 8. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.  There were 5,658,123 and 5,658,123 shares of common stock issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2019, and the remaining 34% of the shares on January 1, 2020.  The share-based compensation was amortized ratably over the three year vesting period. The Company recorded share-based compensation of $0 and $14,177 for the years ended December 31, 2020 and 2019, respectively.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and determined that there were none.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

GLOBAL ACQUISTIONS CORPORATION.

Dated: April 1, 2021	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta	President (Chief Executive Officer),Treasurer (Principal Financial Officer) and Director	April 1, 2021
Ronald S. Boreta

/s/ Steven Miller	Director	April 1, 2021
Steven Miller

/s/ Cara Corrigan	Director	April 1, 2021
Cara Corrigan

/s/ John Boreta	Director	April 1, 2021
John Boreta