Form 10-Q
period 2021-03-31
GLOBAL ACQUISITIONS Corp
filed 2021-05-17
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  [X]        No  [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  [X]      No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2021 was  5,658,123 shares.

GLOBAL ACQUISITIONS CORPORATION
(Formerly Named All-American Sportpark, Inc.)
FORM 10-Q
INDEX

PART 1 – FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

GLOBAL ACQUISITIONS CORPORATION
(Formerly Named All-American Sportpark, Inc.)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$172	$69
Total current assets	172	69

Total Assets	$172	$69

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$34,789	$22,666
Due to AAGC, related party	392,912	361,987
Total current liabilities	427,701	384,653

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,162,099)	(29,119,154)
Total stockholders' deficit	(427,529)	(384,584)

Total Liabilities and Stockholders' Deficit	$172	$69

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION
(Formerly Named All-American Sportpark, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Operating Expenses:
General and administrative expenses	$42,945	$23,488

Total operating expenses	42,945	23,488

Loss from operations	(42,945)	(23,488)

Net loss before provision of income tax	(42,945)	(23,488)

Provision for income tax expense	-	-

Net loss	$(42,945)	$(23,488)
Basic and diluted net loss per common share

Weighted average number of common shares outstanding - basic and fully diluted	$(0.01)	$(0.00)

	5,658,123	5,658,123

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL ACQUISITIONS CORPORATION
(Formerly Named All-American Sportpark, Inc.)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2019	5,658,123	$5,658	$28,728,912	$(29,048,326)	$(313,756)
Net loss				(23,488)	(23,488)
Balance, March 31, 2020	5,658,123	$5,658	$28,728,912	$(29,071,814)	$(337,244)

Balance, December 31, 2020	5,658,123	$5,658	$28,728,912	$(29,119,154)	$(384,584)
Net loss	-	-	-	(42,945)	(42,945)

Balance, March 31, 2021	5,658,123	$5,658	$28,728,912	$(29,162,099)	$(427,529)

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL ACQUISITIONS CORPORATION
(Formerly Named All-American Sportpark, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities

Net loss	$(42,945)	$(23,488)

Adjustment to reconcile net loss to net cash for operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(103)	(113)
Accounts payable and accrued expenses	12,123	4,609
Net cash used in operating activities	(30,925)	(18,992)

Cash flows from financing activities

Proceeds from related parties	30,925	18,992
Net cash provided by financing activities	30,925	18,992

Net change in cash	-	-
Cash, beginning of year
Cash, end of period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non cash financing and investing activities:	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION
(Formerly Named All-American Sportpark, Inc.)
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

On October 18, 2016, Global Acquisitions Corporation, formerly named All-American SportPark, Inc, (“AASP” or the “Company”) completed the closing of the Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets. As a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets.  On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and accrued interest of $8,864,255

In connection with the closing of the Transfer Agreement, AAGC assumed the obligation of the Company to pay Ronald Boreta for deferred salary of approximately $340,000 In addition, AAGC cancelled $4,267,802 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled $ 1,286,702  owed to them by the Company. In addition, the Company cancelled $27,615 of amounts due from entities controlled by the Boretas.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

At each of March 31, 2021 and December 31, 2020, the carrying amount of due to related party, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the three months ended March 31, 2021 and 2020.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 and 5,658,123 for the three months ended March 31, 2021 and 2020, respectively.

e. RELATED PARTIES

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

f. RECENT ACCOUNTING POLICIES

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

Note 3 – Going concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, we had an accumulated deficit of $29,162,099. In addition, the Company’s current liabilities exceed its current assets by $427,529 as of March 31, 2021.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs  over at least the next 12 months. The Company has no significant assets and continues to depend on affiliates to provide funds to pay its ongoing expenses. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

At March 31, 2021 and December 31, 2020, the total amounts owed to AAGC were $392,912 and $361,987 respectively.

Note 5 – Stockholders' deficit

PREFERRED STOCK

Preferred stock,  $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.

There were 5,658,123 and 5,658,123 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

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

Results of Operations for the three months ended March 31, 2021 and 2020 compared.

INCOME:

Revenue

There were no revenues for the three months ended March 31, 2021 and 2020.

Cost of Sales/Gross Profit Percentage of Sales

There was no cost of sales for the three months ended March 31, 2021 and 2020.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $42,945, an increase of $19,457 or 82.84%, from $23,488 for the three months ended March 31, 2019.  This change is due to increased attorneys’ fees, which increased by $15,120 in 2021.

There was no depreciation and amortization expense for the three months ended March 31, 2021 and 2020.

Interest Expenses

There were no interest expenses for the three months ended March 31, 2021 and 2020.

Net Loss

We had a net loss of $42,945 for the three months ended March 31, 2021 as compared to net loss of $23,488 for the three months ended March 31, 2019, an increase of $19,457 or 82.84%. The increased net loss was primarily due to the increase in attorneys’ fees.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at March 31, 2021 compared to December 31, 2020.

	March 31, 2021	December 31, 2020	Increase / (Decrease)
			$	%

Current Assets	$172	$69	$103	149.3%
Current Liabilities	427,701	384,653	43,048	11.2%
Working Capital Deficit	$427,529	$384,584

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, we had an accumulated deficit of $29,162,099. In addition, the Company’s current liabilities exceed its current assets by $427,529 as of March 31, 2021.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs over at least the next 12 months. The Company has no significant assets and continues to depend on affiliates to provide funds to pay its ongoing expenses. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Related party transactions:   Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms due to a control deficiency. Specifically, at March 31, 2021 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2021.

We did not repurchase any of our equity securities during the quarter ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Incorporated by reference
Exhibit		Filed	Form	Period	Exhibit	Filing
number	Exhibit description	herewith		ending	No.	date

31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ACQUISITIONS CORPORATION
(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)
(Registrant)

Dated: May 17, 2021	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)