Form 10-Q
period 2021-06-30
GLOBAL ACQUISITIONS Corp
filed 2021-08-11
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  [X]        No  [ ]

Indicate by check mark whether the registrant has every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  [X]      No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2021 was 5,658,123 shares.

GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$125	$69
Total current assets	125	69

Total Assets	$125	$69

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$5,742	$22,666
Due to AAGC, related party	442,898	361,987
Total current liabilities	448,640	384,653

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,183,085)	(29,119,154)
Total stockholders' deficit	(448,515)	(384,584)

Total Liabilities and Stockholders’ Deficit	$125	$69

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending		For the Six Months Ending
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses:
General and administrative expenses	$20,986	$12,387	$63,931	$35,875
Depreciation and amortization	-	-	-	-
Total operating expenses	20,986	12,387	63,931	35,875
Loss from operation	(20,986)	(12,387)	(63,931)	(35,875)

Net loss before provision for income tax	(20,986)	(12,387)	(63,931)	(35,875)
Provision for income tax expense	-	-	-	-

Net Loss	$(20,986)	$(12,387)	$(63,931)	$(35,875)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123	5,658,123	5,658,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

 GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

For the Three Months Ended June 30, 2021 and 2020

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 31, 2021	5,658,123	$5,658	$28,728,912	$(29,162,099)	$(427,529)
Net loss		-	-	(20,986)	(20,986)
Balance, June 30, 2021	5,658,123	$5,658	$28,728,912	$(29,183,085)	$(448,515)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 31, 2020	5,658,123	$5,658	$28,728,912	$(29,071,814)	$(337,243)
Net loss		-	-	(12,387)	(12,387)
Balance, June 30, 2020	5,658,123	$5,658	$28,728,912	$(29,084,200)	$(349,630)

For the Six Months Ended June 30, 2021 and 2020

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2020	5,658,123	$5,658	$28,728,912	$(29,119,154)	$(384,584)
Net loss		-	-	(63,931)	(63,931)
Balance, June 30, 2021	5,658,123	$5,658	$28,728,912	$(29,183,085)	$(448,515)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	5,658,123	$5,658	$28,728,912	$(29,048,326)	$(313,756)
Net loss		-	-	(35,875)	(35,875)
Balance, June 30, 2020	5,658,123	$5,658	$28,728,912	$(29,084,200)	$(349,630)

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities

Net loss	$(63,931)	$(35,875)

Adjustment to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses	(56)
Accounts payable and accrued expenses	(16,924)	1,686

Net cash used in operating activities	(80,911)	(33,189)

Cash flows from financing activities

Proceeds from related parties	80,911	33,189
Net cash provided by financing activities	80,911	33,189

Net change in cash
Cash, beginning of year	-	-
Cash, end of period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash and financing activities	$-	$-

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

The unaudited condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

c. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the ASC-820 “Fair Value Measurement” related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At each of June 30, 2021 and December 31, 2020, the carrying amount of due to related party, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the six months ended June 30, 2021 and 2020.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 and 5,658,123 at June 30, 2021 and 2020 respectively.

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

Note 3 – Going concern

As of June 30, 2021, we had an accumulated deficit of $29,183,085.  In addition, the Company’s current liabilities exceed its current assets by $448,516 as of June 30, 2021.

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

At June 30, 2021 and December 31, 2020, the total amounts owed to AAGC were $442,898 and $361,987, respectively.

Note 5 – Stockholders' deficit

PREFERRED STOCK

Preferred stock,  $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.

There were 5,658,123 and 5,658,123 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

Results of Operations for the three months ended June 30, 2021 and 2020 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended June 30, 2021 and 2020.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the three months ended June 30, 2021 and 2020.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $20,986 an increase of $8,599 or 69.4%, from $12,387 for the three months ended June 30, 2020. The increase in expense is due to an increase in legal expenses which increased by $10,037 in 2021.

Net Loss

We had a net loss of $20,986 for the three months ended June 30, 2021 as compared to net loss of $12,387 for the three months ended June 30, 2020, an increase of $8,599 or 69.4%. The increased net loss was primarily due to the increase in legal expenses.

Results of Operations for the six months ended June 30, 2021 and 2020 compared.

INCOME:

Revenue

There were no revenues from operations for the six months ended June 30, 2021 and 2020.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the six months ended June 30, 2021 and 2020.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were $63,931 an increase of $28,056 or 78.2%, from $35,875 for the six months ended June 30, 2020 June 30, 2021. This change is due to increased legal expenses, which increased by $22,398 in 2021.  The remainder of the increase was due to fees and expenses paid to our transfer agent and others in connection with the change of the Company’s name.

Net Loss

We had a net loss of $63,931 for the six months ended June 30, 2021 as compared to net loss of $35,875 for the six months ended June 30, 2020, an increase of $28,056 or 78.2%.  This change is due to the increased legal expenses and the expenses related to the name change.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at June 30, 2021 compared to December 31, 2020.

	June 30, 2021	December 31, 2020	Increase / (Decrease)
			$	%

Current Assets	$125	$69	$56	81.2%
Current Liabilities	$448,640	$384,653	$63,987	16.6%
Working Capital Deficit	$448,515	$384,584

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, we had an accumulate deficit of $29,183,085. In addition, the Company’s current liabilities exceed its current assets by $448,515 as of June 30, 2021.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at June 30, 2021 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2021.

We did not repurchase any of our equity securities during the quarter ended June 30, 2021.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date: August 11, 2021	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)