Form 10-Q
period 2021-09-30
GLOBAL ACQUISITIONS Corp
filed 2021-11-01
CIK 930245

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

  [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24970

GLOBAL ACQUISITIONS CORPORATION

(Exact name of registrant as specified in its charter)

(Formerly named “All-American SportPark, Inc.”)

Nevada	88-0203976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6730 South Las Vegas Boulevard

Las Vegas, NV89119

(Address of principal executive offices)

(702)798-7777

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

The number of shares of Common Stock, $0.001 par value, outstanding on  November 1, 2021, was 5,658,123 shares.

GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Prepaid expenses and other current assets	$78	$69
Total current assets	78	69

Total Assets	$78	$69

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$12,017	$22,666
Due to AAGC, related party	449,648	361,987
Total current liabilities	461,665	384,653

Commitments and Contingencies
Stockholder’s deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,196,157)	(29,119,154)
Total stockholders' deficit	(461,587)	(384,584)

Total Liabilities and Stockholders' Deficit	$78	$69

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses:

General and administrative expenses	$13,072	$9,482	$77,003	$45,356
Total operating expenses	13,072	9,482	77,003	45,356
Loss from operation	(13,072)	(9,482)	(77,003)	(45,356)

Net loss before provision for income tax	(13,072)	(9,482)	(77,003)	(45,356)
Provision for income tax expense	-	-	-	-

Net Loss	$(13,072)	$(9,482)	$(77,003)	$(45,356)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123	5,658,123	5,658,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

 GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended September 30, 2021 and 2020

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2021	5,658,123	$5,658	$28,728,912	$(29,183,085)	$(448,515)
Net loss		-	-	(13,072)	(13,072)
Balance, September 30, 2021	5,658,123	$5,658	$28,728,912	$(29,196,157)	$(461,587)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2020	5,658,123	$5,658	$28,728,912	$(29,084,200)	$(349,630)
Net loss		-	-	(9,482)	(9,482)
Balance, September 30, 2020	5,658,123	$5,658	$28,728,912	$(29,093,682)	$(359,112)

For the Nine Months Ended September 30, 2021 and 2020

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2020	5,658,123	$5,658	$28,728,912	$(29,119,154)	$(384,584)
Net loss		-	-	(77,003)	(77,003)
Balance, September 30, 2021	5,658,123	$ 5,658	$28,728,912	$(29,196,157)	$(461,587)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	5,658,123	$5,658	$28,728,912	$(29,048,326)	$(313,756)
Net loss		-	-	(45,356)	(45,356)
Balance, September 30, 2020	5,658,123	$5,658	$28,728,912	$(29,093,682)	$(359,112)

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL ACQUISITIONS CORPORATION

(FORMERLY NAMED ALL-AMERICAN SPORTPARK, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities

Net loss	$(77,003)	$(45,357)

Adjustment to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses	(9)
Accounts payable and accrued expenses	(10,649)	2,936

Net cash used in operating activities	(87,661)	(42,421)

Cash flows from financing activities

Proceeds from related parties	87,661	42,421

Net cash provided by financing activities	87,661	42,421
Net change in cash	-	-
Cash, beginning of year	-	-
Cash, end of period	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash and financing activities	$-	$-

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

At each of September 30, 2021 and December 31, 2020, the carrying amount of due to related party, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the nine months ended September 30, 2021 and 2020.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 and 5,658,123 at September 30, 2021 and 2020 respectively.

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

Note 3 – Going concern

As of September 30, 2021, we had an accumulated deficit of $29,196,157.  In addition, the Company’s current liabilities exceed its current assets by $461,587 as of September 30, 2021.

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

At September 30, 2021 and December 31, 2020, the total amounts owed to AAGC were $449,648 and $361,987, respectively.

Note 5 – Stockholders’ deficit

PREFERRED STOCK

Preferred stock,  $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.

There were 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

Results of Operations for the three months ended September 30, 2021 and 2020 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended September 30, 2021 and 2020.

Cost of Sales/Gross Profit Percentage of Sales

There was no cost of sales from operations for the three months ended September 30, 2021 and 2020.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $13,072 an increase of $3,590 or 37.9%, from $9,482 for the three months ended September 30, 2020. The increase in expense is due to an increase in legal expenses which increased by $2,722 in 2021.

Net Loss

We had a net loss of $13,072 for the three months ended September 30, 2021 as compared to net loss of $9,482 for the three months ended September 30, 2020, an increase of $3,590 or 37.9%. The increased net loss was primarily due to the increase in legal expenses.

Results of Operations for the nine months ended September 30, 2021 and 2020 compared.

INCOME:

Revenue

There were no revenues from operations for the nine months ended September 30, 2021 and 2020.

Cost of Sales/Gross Profit Percentage of Sales

There was no cost of sales from operations for the nine months ended September 30, 2021 and 2020.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $77,003 an increase of $31,647 or 69.8%, from $45,356 for the Nine months ended September 30, 2020. This change is due to increased legal expenses, which increased by $24,580 in 2021.  The remainder of the increase was due to fees and expenses paid to our transfer agent and others in connection with the change of the Company’s name.

Net Loss

We had a net loss of $77,003 for the Nine months ended September 30, 2021 as compared to net loss of $45,356 for the nine months ended September 30, 2020, an increase of $31,647 or 69.8%.  This change is due to the increased legal expenses and the expenses related to the name change.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at September 30, 2021 compared to December 31, 2020.

	September 30, 2021	December 31, 2020	Increase / (Decrease)
			$	%

Current Assets	$78	$69	$9	13.0%
Current Liabilities	$461,665	$384,653	$77,012	20.0%
Working Capital Deficit	$461,587	$384,584

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, we had an accumulate deficit of $29,196,157. In addition, the Company’s current liabilities exceed its current assets by $461,587 as of September 30, 2021.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at September 30, 2021 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2021.

We did not repurchase any of our equity securities during the quarter ended September 30, 2021.

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

ALL-AMERICAN SPORTPARK, INC.

(Registrant)

Date: November 1, 2021	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)