Form 10-K
period 2021-12-31
GLOBAL ACQUISITIONS Corp
filed 2022-03-08
CIK 930245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

     As of June 30, 2021, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,316,000 based on the last sale price reported for the registrant’s Common Stock on the OTC Markets Group Inc. Pink Tier of $1.49 per share.

     The number of shares of Common Stock, $0.001 par value, outstanding on March 8, 2022 was 5,658,123 shares.

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

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s remaining 51% interest in AAGC, which constituted substantially all of the Company’s assets.  On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and the interest accrued thereon totaling $8,864,255.

In connection with the closing of the Transfer Agreement, AAGC assumed the obligation of the Company to pay Ronald Boreta for deferred salary of $340,000. In addition, AAGC cancelled $4,267,802 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled $1,286,702 owed to them by the Company. The Company cancelled $27,615owed to the Company by entities controlled by the Boretas.

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

The following table sets forth the high and low sales prices of the common stock for the periods indicated.

	HIGH	LOW
Year Ended December 31, 2021
First Quarter	$2.05	$0.43
Second Quarter	$1.90	$0.77
Third Quarter	$1.70	$0.51
Fourth Quarter	$0.91	$0.35

Year Ended December 31, 2020:
First Quarter	$0.47	$0.28
Second Quarter	$0.51	$0.11
Third Quarter	$0.31	$0.17
Fourth Quarter	$0.45	$0.16

HOLDERS

The number of holders of record of the Company’s $0.001 par value common stock as of February 22 , 2022 was approximately 750 This does not include approximately 400 shareholders who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

During the quarter ended December 31, 2021, the Company had no sales of unregistered securities.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Company’s Financial Statements and the Notes thereto included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumption and estimate on historical experience and other factors that management believes are relevant at the time our financial statements are prepared. On a periodic basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the estimates and assumptions, and such differences could be material.

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

At December 31, 2021, and 2020, the carrying amount of prepaid, accounts payable and accrued liability and due to related parties approximate fair value because of the short maturity of these instruments.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2021 VERSUS YEAR ENDING DECEMBER 31, 2020.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, professional fees, and other corporate costs. These expenses increased by $27,534 to $98,362 in 2021 from $70,828 in 2020. The increase is primarily attributed to a $22,546 increase in legal expenses from 2020.

NET LOSS

In 2021, the net loss from operations was $98,362 as compared to net loss of $70,828 in 2020. The increase in the net loss was primarily due to increased legal fees in 2021.

CASH FLOW

The net cash used for operating activities increased from $81,008 in 2020 compared to $109,833 in 2021. The net cash provided by financing activities from related parties were equal to these amounts in each year. The Company was dependent on related parties to fund its operation.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change. The factors affecting these risks and uncertainties include, but are not limited to:

•	the inability of management to effectively implement our strategies and business plan;
•	the willingness of management to pay for our ongoing expenses; and
•	the other risks and uncertainties detailed in this report.

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

The financial statements are set forth on pages F-1 through F-12 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a control deficiency. Specifically, at December 31, 2020 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2021.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

The annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	59	President, Chief Executive Officer, Treasurer, Secretary and Director

Steven Miller	78	Director
Cara Corrigan	60	Director
John Boreta	61	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2021 and 2020 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION				STOCK	OPTION	ALL OTHER
		SALARY	BONUS	AWARDS	AWARDS	COMPEN-	TOTAL
	YEAR	($)	($)	($)	($)	SATION	($)
						($)
Ronald S. Boreta, President	2021	$-	$0	--	--	$-	$-
	2020	$-	$0	--	--	$-	$-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2020 and December 31, 2021.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2021 and 2020 no compensation was paid to the Company’s directors for their services.

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

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 3, 2022, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ronald S. Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	960,484	(1)	16.98%

ASI Group, LLC Investment AKA, LLC c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	1,589,167	(4)	28.09%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	819,262	(2)	14.48%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784	(3)	6.38%

Steve Miller 3883 Howard Hughes Pkwy., 8th Fl. Las Vegas, NV 89169	34,000	(5)	0.60%

Cara Corrigan 4712 Park Vista CT Reno, NV 89502	34,000	(5)	0.60%

All Directors and Executive Officers as a Group (4 persons)	1,847,746	(6)	32.65%

(1) Includes 602,229 shares held directly; 248,255 shares which represents Ronald Boreta's share of the Common Stock held by Boreta Enterprises, Ltd.; and 110,000 shares held by his son.

(2) Includes 600,558 shares held directly; 108,704 shares which represents John Boreta's share of the Common Stock held by Boreta Enterprises Ltd.; and 110,000 shares held by his daughter.

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2021, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has received funding for operations from various stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages and salaries. The net amount due to these stores totaled $471,820 and $361,987as of December 31, 2021 and 2020, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

Director Independence

The Company has determined that Steve Miller is an independent director as defined under the rules used by the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2021 and 2020 by RBSM LLP for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,500 during each year.

AUDIT RELATED FEES

Not Applicable.

TAX FEES

The aggregate fees billed for tax services rendered by RBSM LLP for tax compliance and tax advice for the fiscal years ended December 31, 2021 and 2020, were $5,000 during each year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Acquisitions Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Acquisitions Corporation (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

New York, NY

March 8, 2022

GLOBAL ACQUISITIONS CORPORATION

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets

Current assets:
Prepaid expenses and other current assets	$64	$69

Total current assets	64	69

Total Assets	$64	$69

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$11,190	$ 22,666
Due to related parties	471,820	361,987

Total current liabilities	483,010	384,653

Commitment and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	-	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,217,516)	(29,119,154)
Total stockholder’s deficit	(482,946)	(384,584)

Total Liabilities and Stockholders’ Deficit	64	$69

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Operating Expenses:
General & administrative	$ 98,362	$ 70,828

Total operating expenses	98,362	70,828

Loss from operations	(98,362)	(70,828)

Total expense	(98,362)	(70,828)

Net loss before provision for income tax	(98,362)	(70,828)
Provision for income tax expense	-	-

Net Loss	$ (98,362)	$ (70,828)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123

Net loss per share – basic and fully diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	5,658,123	$ 5,658	$ 28,728,912	$(29,048,326)	$(313,756)

Net loss	-	-	-	(70,828)	(70,828)

Balance, December 31, 2020	5,658,123	$ 5,658	$ 28,728,912	$ (29,119,154)	$(384,584)
Balance, December 31, 2020	5,658,123	$ 5,658	$ 28,728,912	$ (29,119,154)	$(384,584)

Net loss	-	-	-	(98,362)	(98,362)

Balance, December 31, 2021	5,658,123	$ 5,658	$ 28,728,912	$(29,217,516)	$(482,946)

 The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(98,362)	$(70,828)

Adjustment to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5	-
Accounts payable and accrued expenses	(11,476)	(10,180)

Net cash used in operating activities	(109,833)	(81,008)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related parties	109,833	81,008
Net cash provided by financing activities	109,833	81,008

Net change in cash	-	-

Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosure of noncash and financing activities	$-	$-

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

At December 31, 2021, and 2020, the carrying amount of prepaid, accounts payable and accrued liability and due to related parties approximate fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2021 and 2020.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 in 2021 and 5,658,123 in 2020, respectively.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the year ended December 31, 2021, the Company had net loss of $98,362 As of December 31, 2021, the Company had an accumulated deficit of $29,217,516 and a stockholder deficit of $482,946. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

At December 31, 2021 and December 31, 2020, the total amounts owed to AAGC were $471,820 and $361,987, respectively.

NOTE 5. COMMITMENTS

The Company has no commitments.

NOTE 6. INCOME TAXES

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

The components of income tax provision (benefit) for the years ended December 31,2021 and 2020 are as follow:

	2021	2020
Current taxes:
Federal	$—	$—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2021 and 2020 to the Company’s effective tax rate is as follows:

	2021	2020
U.S. Statutory tax rate	21.0%	21.0%
Change in valuation reserve on deferred tax assets	(21)%	(21)%

Income tax (provision) benefit	—%	—%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$1,934,775	$1,914,121

Total deferred tax assets	1,934,775	1,914,121
Valuation reserve	(1,934,775)	(1,914,121)

Net deferred tax assets (liability)	$—	$—

As of December 31, 2021 and 2020, the Company had available for income tax purposes approximately $9.2 million and $9.1 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry-forwards expire in 2021 through 2040. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. Management has established a 100% valuation allowance against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 7. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.  There were 5,658,123 and 5,658,123 shares of common stock issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.

On August 15, 2017, the Company granted 34,000 shares of restricted common stock to one employee for services. The restricted common stock granted to the employee was valued at $33,660 and will vest as follows: 33% of the shares on January 1, 2018, an additional 33% of the shares on January 1, 2020, and the remaining 34% of the shares on January 1, 2021.  The share-based compensation was amortized ratably over the three year vesting period. The Company recorded share-based compensation of $0 and $14,177 for the years ended December 31, 2021 and 2020, respectively.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and determined that there were none.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

GLOBAL ACQUISTIONS CORPORATION.

Dated: March 8, 2022	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta	President (Chief Executive Officer),Treasurer (Principal Financial Officer) and Director	March 8, 2022
Ronald S. Boreta

/s/ Steven Miller	Director	March 8, 2022
Steven Miller

/s/ Cara Corrigan	Director	March 8, 2022
Cara Corrigan

/s/ John Boreta	Director	March 8, 2022
John Boreta