Form 10-Q
period 2022-09-30
GLOBAL ACQUISITIONS Corp
filed 2022-11-08
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 3, 2022 was 5,658,123 shares.

GLOBAL ACQUISITIONS CORPORATION

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GLOBAL ACQUISITIONS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021

Assets

Current assets:
Prepaid expenses and other current assets	$78	$64

Total current assets	78	64

Total Assets	$78	$64

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$9,759	$ 11,190
Due to related parties	517,727	471,820

Total current liabilities	527,486	483,010

Commitment and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,261,978)	(29,217,516)
Total stockholder’s deficit	(527,408)	(482,946)

Total Liabilities and Stockholders’ Deficit	78	$64

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30,		For the Nine Months Ending June 30,
	2022	2021	2022	2021

Operating Expenses:

General and administrative expenses	$7,436	$13,072	$44,462	$77,003

Total operating expenses	7,436	13,072	44,462	77,003
Loss from operation	(7,436)	(13,072)	(44,462)	(77,003)

Total Expense	(7,436)	(13,072)	(44,462)	(77,003)

Net Loss before provision for income tax	(7,436)	(13,072)	(44,462)	(77,003)

Net Loss	$(7,436)	$(13,072)	$(44,462)	$(77,003)

Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123	5,658,123	5,658,123

Net loss per share- basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

For the Three Months Ended September 30, 2022 and 2021

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	5,658,123	$5,658	$28,728,912	$(29,254,542)	$(519,972)
Net loss	-	-	-	(7,436)	(7,436)
Balance, September 30, 2022	5,658,123	$5,658	$28,728,912	$(29,261,978)	$(527,408)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	5,658,123	$5,658	$28,728,912	$(29,183,085)	$(448,515)
Net loss	-	-	-	(13,072)	(13,072)
Balance, September 30, 2021	5,658,123	$5,658	$28,728,912	$(29,196,157)	$(461,587)

For the Nine months ended September 30, 2022 and 2021

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	5,658,123	$5,658	$28,728,912	$(29,217,516)	$(482,946)
Net loss	-	-	-	(44,462)	(44,462)
Balance, September 30, 2022	5,658,123	$ 5,658	$28,728,912	$(29,261,978)	$(527,408)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	5,658,123	$5,658	$28,728,912	$(29,119,154)	$(384,584)
Net loss	-	-	-	(77,003)	(77,003)
Balance, September 30, 2021	5,658,123	$5,658	$28,728,912	$(29,196,157)	$(461,587)

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(44,462)	$(77,003)

Adjustment to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14)	(9)
Accounts payable and accrued expenses	(1,431)	(10,649)
Due from related party	11,709	11,709

Net cash used in operating activities	(34,198)	(75,952)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related parties	34,198	75,952
Net cash provided by financing activities	34,198	75,952

Net change in cash	-	-

Cash, beginning of year	-	-
Cash, end of period	$-	$-

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosure of noncash and financing activities	$-	$-

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

At September 30, 2022 and December 31, 2021, the carrying amount of due to related party, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the three and Nine months ended September 30, 2022 and 2021.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 and 5,658,123 at September 30, 2022 and 2021 respectively.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, we had an accumulated deficit of $29,261,978 and a stockholders’ deficit of $527,408.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs over at least the next 12 months. The Company has no significant assets and continues to depend on affiliates to provide funds to pay its ongoing expenses. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. These factors raise substantial doubt about the company’s ability to continue as a going concern for one year after the date that the unaudited condensed financial statements are issued.

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

At September 30, 2022 and December 31, 2021, the total amounts owed to AAGC were $517,727 and $471,820, respectively.

NOTE 5- COMMITMENTS

The Company has no commitments.

NOTE 6- CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.  There were 5,658,123 and 5,658,123 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

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

Results of Operations for the three months ended September 30, 2022 and 2021 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended September 30, 2022 and 2021.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the three months ended September 30, 2022 and 2021.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $7,436 a decrease of $5,636 or 43.1%, from $13,072 for the three months ended September 30, 2021. The decrease in expense is from the reduction of legal fees in 2022.

Net Loss

We had a net loss of $7,436 for the three months ended September 30, 2022, as compared to net loss of $13,072 for the three months ended September 30, 2021, a decrease of $5,636 or 43.1%. The decrease in net loss was primarily due to a reduction in legal fees.

Results of Operations for the nine months ended September 30, 2022 and 2021 compared.

INCOME:

Revenue

There were no revenues from operations for the nine months ended September 30, 2022 and 2021.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the nine months ended September 30, 2022 and 2021.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $44,462 a decrease of $32,541 or 42.3%, from $77,003 for the nine months ended September 30, 2021. This change is due to decreased legal expenses, which decreased by $25,571 in 2022.  The remainder of the decrease was due to fees and expenses paid to our transfer agent and others in connection with the change of the Company’s name in 2021.

Net Loss

We had a net loss of $44,462 for the nine months ended September 30, 2022 as compared to net loss of $77,003 for the nine months ended September 30, 2021, a decrease of $32,541 or 42.3%.  This change is due to the decreased legal expenses and the expenses related to the name change.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at September 30, 2022 compared to December 31, 2021.

	September 30, 2022	December 31, 2021	Increase / (Decrease)
			$	%

Current Assets	$78	$64	$14	21.9%
Current Liabilities	$527,486	$483,010	$44,476	9.21%
Working Capital Deficit	$527,408	$482,946

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, we had an accumulate deficit of $29,261,978. In addition, the Company’s current liabilities exceed its current assets by $527,408 as of September 30, 2022.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs over at least the next 12 months.  The Company has no significant assets and continues to depend on affiliates to provide funds to pay its ongoing expenses. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the unaudited condensed financial statements are issued.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at September 30, 2022 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2022.

We did not repurchase any of our equity securities during the quarter ended September 30, 2022.

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

GLOBAL ACQUISITIONS CORPORATION

(Registrant)

Date: November 8, 2022	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)