Form 10-K
period 2022-12-31
GLOBAL ACQUISITIONS Corp
filed 2023-03-22
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

     As of June 30, 2022, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,193,000 based on the last sale price reported for the registrant’s Common Stock on the OTC Markets Group Inc. Pink Tier of $0.52 per share.

     The number of shares of Common Stock, $0.001 par value, outstanding on March 22, 2023 was 5,658,123 shares.

GLOBAL ACQUISITIONS CORPORATION

FORM 10-K

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

HISTORICAL DEVELOPMENT

The Company was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and to “All-American SportPark, Inc.”  on December 14, 1998.  Effective February 15, 2021 the name of the Company was changed to “Global Acquisitions Corporation.”

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

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled $1,286,702 owed to them by the Company. The Company cancelled $27,615 owed to the Company by entities controlled by the Boretas.

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

The following table sets forth the high and low sales prices of the common stock for the periods indicated.

	HIGH	LOW
Year Ended December 31, 2022
First Quarter	$0.71	$0.33
Second Quarter	$0.64	$0.28
Third Quarter	$0.45	$0.27
Fourth Quarter	$0.40	$0.28

Year Ended December 31, 2021:
First Quarter	$2.05	$0.43
Second Quarter	$1.90	$0.77
Third Quarter	$1.70	$0.51
Fourth Quarter	$0.91	$0.35

HOLDERS

The number of holders of record of the Company’s $0.001 par value common stock as of March 10, 2023 was approximately 650. This does not include approximately 400 shareholders who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

During the quarter ended December 31, 2022, the Company had no sales of unregistered securities.

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

At December 31, 2022, and 2021, the carrying amount of prepaid, accounts payable and accrued liability and due to related parties approximate fair value because of the short maturity of these instruments.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2022 VERSUS YEAR ENDING DECEMBER 31, 2021.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, professional fees, and other corporate costs. These expenses decreased by $40,934 to $57,428 in 2022 from $98,362 in 2021. The decrease is attributed to a $26,065 decrease in legal expenses from 2021 and a decrease of $10,103 for professional fees paid in connection with the Company’s name change in 2021.

NET LOSS

In 2022, the net loss from operations was $57,428 as compared to net loss of $98,362 in 2021. The decrease in the net loss was due to decreased legal fees and professional fees in 2022.

CASH FLOW

The net cash used for operating activities decreased from $109,833 in 2021 to $59,584 in 2022. The net cash provided by financing activities from related parties were equal to these amounts in each year. The Company was dependent on related parties to fund its operation.

LIQUIDITY AND CAPITAL RESOURCE

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

The financial statements are set forth on pages F-1 through F-11 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a control deficiency. Specifically, at December 31, 2022 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2022.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	60	President, Chief Executive Officer, Treasurer, Secretary and Director
Steven Miller	79	Director
John Boreta	62	Director

Ronald Boreta and John Boreta are brothers. There are no other family relationships between any of the Directors and Executive Officers of the Company.

Cara Corrigan, who previously served as a Director of the Company, resigned as a Director in February 2023. Ms. Corrigan’s resignation was due to personal reasons and not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2022 and 2021 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPEN- SATION ($)	TOTAL ($)

Ronald S. Boreta, President	2022	$-	$0	--	--	$-	$-
	2021	$-	$0	--	--	$-	$-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2021 and December 31, 2022.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2022 and 2021 no compensation was paid to the Company’s directors for their services.

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

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2023 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

NAME AND ADDRESS OF BENEFICIAL OWNERS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Ronald S. Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	960,484 (1)	16.98%

ASI Group, LLC Investment AKA, LLC c/o Agassi Enterprises, Inc. 3883 Howard Hughes Pkwy, 8th Fl. Las Vegas, NV 89109	1,589,167 (4)	28.09%

John Boreta 6730 Las Vegas Blvd. South Las Vegas, NV 89119	811,439 (2)	14.34%

Boreta Enterprises, Ltd. 6730 Las Vegas Blvd. South Las Vegas, NV 89119	360,784 (3)	6.38%

Steve Miller 3883 Howard Hughes Pkwy., 8th Fl. Las Vegas, NV 89169	34,000 (5)	0.60%

All Directors and Executive Officers as a Group (3 persons)	1,805,923 (6)	31.92%

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

(4) ASI Group LLC and Investment AKA, LLC are both Nevada limited liability company’s whose members include Andre K. Agassi.

(5) All shares are owned directly.

(6) Includes shares beneficially held by the three named Directors and Executive Officers.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2022, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has received funding for operations from various stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages and salaries. The net amount due to these stores totaled $531,378 and $471,820 as of December 31, 2022 and 2021, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

Director Independence

The Company has determined that Steve Miller is an independent director as defined under the rules used by the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2022 and 2021 by RBSM LLP for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were $36,500 during each year.

AUDIT RELATED FEES Not Applicable. TAX FEES

The aggregate fees billed for tax services rendered by RBSM LLP for tax compliance and tax advice for the fiscal years ended December 31, 2022 and 2021, were $5,000 during each year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

2.1	Transfer Agreement dated June 10, 2016, among All-American SportPark, Inc. and Ronald Boreta and John Boreta	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2017

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998
20

3.7	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.7 to the Registrant’s Current Report on Form 8-K dated February 15, 2022

3.8	Certificate of Withdrawal for Series A Convertible Preferred Stock.	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K dated March 3, 2022

3.9	Certificate of Withdrawal for Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K dated March 3, 2022

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.2	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.3	Addendum No. 2 to Employment Agreement between Ronald Boreta and All-American SportPark, Inc. dated June 15, 2009.	Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.4	Agreement with AKA Investments, LLC dated September 23, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 24, 2009

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007
21

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350	Filed herewith electronically

ITEM 16. FORM 10–K SUMMARY.

Not provided.

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Acquisitions Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Acquisitions Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

//s// RBSM LLP

We have served as the Company’s auditor since 2015.

New York, NY

March 22, 2023

GLOBAL ACQUISITIONS CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets

Current assets:
Prepaid expenses and other current assets	$38	$64

Total current assets	38	64

Total Assets	$38	$64

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$9,034	$ 11,190
Due to related parties	531,378	471,820

Total current liabilities	540,412	483,010

Commitment and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	-	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,274,944)	(29,217,516)
Total stockholder’s deficit	(540,374)	(482,946)

Total Liabilities and Stockholders’ Deficit	$38	$64

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Operating Expenses:
General & administrative	$ 57,428	$98,362

Total operating expenses	57,428	98,362

Loss from operations	(57,428)	(98,362)

Total expense	(57,428)	(98,362)

Net loss before provision for income tax	(57,428)	(98,362)
Provision for income tax expense	-	-

Net Loss	$ (57,428)	$ (98,362)
Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123

Net loss per share – basic and fully diluted	$ (0.01)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	5,658,123	$ 5,658	$ 28,728,912	$(29,119,154)	$(384,584)

Net loss	-	-	-	(98,362)	(98,362)

Balance, December 31, 2021	5,658,123	$ 5,658	$ 28,728,912	$ (29,217,516)	$(482,946)

Net loss	-	-	-	(57,428)	(57,428)

Balance, December 31, 2022	5,658,123	$ 5,658	$ 28,728,912	$(29,274,944)	$(540,374)

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(57,428)	$(98,362)
Adjustment to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26	5
Accounts payable and accrued expenses	(2,156)	(11,476)

Net cash used in operating activities	(59,558)	(109,833)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related parties	59,558	109,833
Net cash provided by financing activities	59,558	109,833

Net change in cash	-	-

Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosure of noncash and financing activities	$-	$-

 The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a.  ORGANIZATION

The Company was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and to All-American SportPark, Inc. (“AASP”) on December 14, 1998. Effective February 15, 2021 the name of the Company was changed to “Global Acquisitions Corporation.”

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

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. (“GAAP”).

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

At December 31, 2022, and 2021, the carrying amount of prepaid, accounts payable and accrued liability and due to related parties approximate fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2022 and 2021.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the year ended December 31, 2022, the Company had net loss of $57,428. As of December 31, 2022, the Company had an accumulated deficit of $29,274,944 and a stockholder deficit of $540,374. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

At December 31, 2022 and December 31, 2021, the total amounts owed to AAGC were $531,378 and $471,820, respectively.

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

The components of income tax provision (benefit) for the years ended December 31,2022 and 2021 are as follow:

	2022	2021
Current taxes:
Federal	$—	$—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2022 and 2021 to the Company’s effective tax rate is as follows:

	2022	2021
U.S. Statutory tax rate	21.0%	21.0%
Change in valuation reserve on deferred tax assets	(21)%	(21)%

Income tax (provision) benefit	—%	—%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$1,946,835	$1,934,775

Total deferred tax assets	1,946,835	1,934,775
Valuation reserve	(1,946,835)	(1,934,775)

Net deferred tax assets (liability)	$—	$—

As of December 31, 2022 and 2021, the Company had available for income tax purposes approximately $6.0 million and $9.1 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry-forwards expire in 2022 through 2040. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. Management has established a 100% valuation allowance against the net deferred tax asset since it appears more likely than not that it will not be realized.

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

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.  There were 5,658,123 and 5,658,123 shares of common stock issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and determined that there were none.
F-11

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

GLOBAL ACQUISTIONS CORPORATION.

Dated: March 22, 2023	By:	/s/ Ronald Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald Boreta	President (Chief Executive Officer), Treasurer (Principal Financial Officer) and Director	March 22, 2023
Ronald S. Boreta

/s/ Steven Miller	Director	March 22, 2023
Steven Miller

/s/ John Boreta	Director	March 22, 2023
John Boreta