Form 10-Q
period 2023-03-31
GLOBAL ACQUISITIONS Corp
filed 2023-05-05
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 5, 2023 was 5,658,123 shares.

GLOBAL ACQUISITIONS CORPORATION

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GLOBAL ACQUISITIONS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
Assets

Current assets:
Prepaid expenses and other current assets	$150	$38

Total current assets	150	38

Total Assets	$150	$38

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$18,873	$ 9,034
Due to related parties	543,334	531,378

Total current liabilities	562,207	540,412

Commitment and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,296,627)	(29,274,944)
Total stockholder’s deficit	(562,057)	(540,374)

Total Liabilities and Stockholders’ Deficit	150	$38

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the 3 Months Ended March 31,
	2023	2022
Operating Expenses:
General & administrative	$ 21,683	$ 27,458

Total operating expenses	21,683	27,458

Loss from operations	(21,683)	(27,458)

Total expense	(21,683)	(27,458)

Net loss before provision for income tax	(21,683)	(27,458)

Net Loss	$ (21,683)	$ (27,458)
Weighted average number of common shares outstanding-basic and fully diluted	5,658,123	5,658,123

Net loss per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

.

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2021	5,658,123	$5,658	$28,728,912	$(29,217,516)	$(482,946)
Net loss	-	-	-	(27,458)	(27,458)
Balance, March 31, 2022	5,658,123	$5,658	$28,728,912	$(29,244,974)	$(510,404)
Balance, December 31, 2022	5,658,123	$5,658	$28,728,912	$(29,274,944)	$(540,374)
Net loss	-	-	-	(21,683)	(21,683)

Balance, March 31, 2023	5,658,123	$5,658	$28,728,912	$(29,296,627)	$(562,057)

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Years Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(21,683)	$(27,458)
Adjustment to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(112)	(105)
Accounts payable and accrued expenses	9,839	9,151

Net cash used in operating activities	(11,956)	(18,411)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related parties	11,956	18,411
Net cash provided by financing activities	11,956	18,411

Net change in cash	-	-

Cash, beginning of year	-	-
Cash, end of period	$-	$-

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosure of noncash and financing activities	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2022 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

At March 31, 2023, and December 31, 2022, the carrying amount of prepaid, accounts payable and accrued liability and due to related parties approximate fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the 3 months ended March 31, 2023 and 2022.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 in 2023 and 5,658,123 in 2022, respectively.

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

NOTE 3- GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, we had an accumulated deficit of $29,296,627 and a stockholders’ deficit of $562,057.

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

NOTE 4- RELATED PARTY TRANSACTIONS

Due to related parties

AAGC has advanced funds to pay certain expenses of the Company. The Company formerly owned a 51% interest in AAGC.

At March 31, 2023 and December 31, 2022, the total amounts owed to AAGC were $543,334 and $531,378, respectively.

NOTE 5- COMMITMENTS

The Company has no commitments.

NOTE 6 – CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.  There were 5,658,123 and 5,658,123 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

the ability of management to effectively implement our strategies and business plan; the willingness of management to pay for our ongoing expenses; and the other risks and uncertainties detailed in this report.

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

Results of Operations for the three months ended March 31, 2023 and 2022 compared.

INCOME:

Revenue

There were no revenues for the three months ended March 31, 2023 and 2022.

Cost of Sales/Gross Profit Percentage of Sales

There was no cost of sales for the three months ended March 31, 2023 and 2022.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $21,683, a decrease of $5,775or 21.03%, from $27,458 for the three months ended March 31, 2022.  This change is primarily due to a reduction in the amount of audit fees.

There was no depreciation and amortization expense for the three months ended March 31, 2023 and 2022.

Interest Expenses

There were no interest expenses for the three months ended March 31, 2023 and 2022.

Net Loss

We had a net loss of $21,683 for the three months ended March 31, 2023 as compared to net loss of $27,458 for the three months ended March 31, 2022, a decrease of $5,775 or 21.03%. The decreased net loss was primarily due to a reduction in audit fees.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at March 31, 2023 compared to December 31, 2022.

	March 31, 2023	December 31, 2022	Increase / (Decrease)
			$	%

Current Assets	$150	$38	$112	294.74%
Current Liabilities	562,207	540,412	21,795	4.03%
Working Capital Deficit	$562,057	$540,374

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, we had an accumulated deficit of $29,296,627 and a stockholders’ deficit of $562,057.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal  Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms due to a control deficiency. Specifically, at March 31, 2023 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2023.

We did not repurchase any of our equity securities during the quarter ended March 31, 2023.

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

GLOBAL ACQUISITIONS CORPORATION

(Registrant)

Date: May 5, 2023	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)