Form 10-Q
period 2023-09-30
GLOBAL ACQUISITIONS Corp
filed 2023-10-25
CIK 930245

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

      The number of shares of Common Stock, $0.001 par value, outstanding on October 25, 2023 was 5,658,123 shares.

GLOBAL ACQUISITIONS CORPORATION

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GLOBAL ACQUISITIONS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022

Assets

Current assets:
Prepaid expenses and other current assets	$75	$38

Total current assets	75	38

Total Assets	$75	$38

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$11,837	$ 9,034
Due to related parties	575,827	531,378

Total current liabilities	587,664	540,412

Commitment and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,322,159)	(29,274,944)
Total stockholder’s deficit	(587,589)	(540,374)

Total Liabilities and Stockholders’ Deficit	$75	$38

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2023	2022	2023	2022

Operating Expenses:

General and administrative expenses	$10,776	$7,436	$47,214	$44,462

Total operating expenses	10,776	7,436	47,214	44,462
Loss from operation	(10,776)	(7,436)	(47,214)	(44,462)

Total Expense	(10,776)	(7,436)	(47,214)	(44,462)

Net Loss before provision for income tax	(10,776)	(7,436)	(47,214)	(44,462)

Net Loss	$(10,776)	$(7,436)	$(47,214)	$(44,462)

Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123	5,658,123	5,658,123

Net loss per share- basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

For The Three Months Ended September 30, 2023 And 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2023	5,658,123	$5,658	$28,728,912	$(29,311,382)	$(576,812)
Net loss		-	-	(10,776)	(10,776)
Balance, September 30, 2023	5,658,123	$5,658	$28,728,912	$(29,322,159)	$(587,589)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2022	5,658,123	$5,658	$28,728,912	$(29,254,542)	$(519,972)
Net loss		-	-	(7,436)	(7,436)
Balance, September 30, 2022	5,658,123	$5,658	$28,728,912	$(29,261,978)	$(527,408)

For The Nine Months Ended September 30, 2023 And 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2022	5,658,123	$5,658	$28,728,912	$(29,274,944)	$(540,374)
Net loss		-	-	(47,214)	(47,214)
Balance, September 30, 2023	5,658,123	$ 5,658	$28,728,912	$(29,322,159)	$(587,589)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2021	5,658,123	$5,658	$28,728,912	$(29,217,516)	$(482,946)
Net loss		-	-	(44,462)	(44,462)
Balance, September 30, 2022	5,658,123	$5,658	$28,728,912	$(29,261,978)	$(527,408)

  The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 9 Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(47,214)	$(44,462)

Adjustment to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37)	(14)
Accounts payable and accrued expenses	2,803	(1,431)
Due from related party	11,709	11,709

Net cash used in operating activities	(32,739)	(34,198)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related parties	32,739	34,198
Net cash provided by financing activities	32,739	34,198

Net change in cash	-	-

Cash, beginning of year	-	-
Cash, end of period	$-	$-

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosure of noncash and financing activities	$-	$-

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

At September 30, 2023 and December 31, 2022, the carrying amount of due to related party, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the three and nine months ended September 30, 2023 and 2022.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 and 5,658,123 at September 30, 2023 and 2022 respectively.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, we had an accumulated deficit of $29,322,159 and a stockholders’ deficit of $587,589.

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

At September 30, 2023 and December 31, 2022, the total amounts owed to AAGC were $575,827 and $531,378 respectively

NOTE 5- COMMITMENTS

The Company has no commitments.

NOTE 6- CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.  There were 5,658,123 and 5,658,123 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

Results of Operations for the three months ended September 30, 2023 and 2022 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended September 30, 2023 and 2022.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the three months ended September 30, 2023 and 2022.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $10,777 an increase of $3,341 or 44.9%, from $7,436 for the three months ended September 30, 2022. The increase in expenses is primarily due to a change in the way in which audit and tax related fees have been accrued in 2023.

Net Loss

We had a net loss of $10,777 for the three months ended September 30, 2023, as compared to net loss of $7,436 for the three months ended September 30, 2022, an increase of $3,341 or 44.9%. The increase in net loss is primarily due to a change in the way in which audit and tax related fees have been accrued in 2023.

Results of Operations for the nine months ended September 30, 2023 and 2022 compared.

INCOME:

Revenue

There were no revenues from operations for the nine months ended September 30, 2023 and 2022.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the nine months ended September 30, 2023 and 2022.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $47,214 an increase of $2,752 or 6.2%, from $44,462 for the nine months ended September 30, 2022. The increase in expenses is primarily due to a change in the way in which audit and tax related fees have been accrued in 2023.

Net Loss

We had a net loss of $47,214 for the nine months ended September 30, 2023 as compared to net loss of $44,462 for the nine months ended September 30, 2022, an increase of $2,752 or 6.2%.  The increase in net loss is primarily due to a change in the way in which audit and tax related fees have been accrued in 2023.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at September 30, 2023 compared to December 31, 2022.

	September 30, 2023	December 31, 2022	Increase / (Decrease)
			$	%

Current Assets	$75	$38	$37	97.4%
Current Liabilities	$587,664	$540,412	$47,252	8.7%
Working Capital Deficit	$587,589	$540,374

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, we had an accumulate deficit of $29,322,159. In addition, the Company’s current liabilities exceed its current assets by $587,589 as of September 30, 2023.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at September 30, 2023 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2023.

We did not repurchase any of our equity securities during the quarter ended September 30, 2023.

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

GLOBAL ACQUISITIONS CORPORATION

(Registrant)

Date: October 25, 2023	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)