Form 10-K
period 2023-12-31
GLOBAL ACQUISITIONS Corp
filed 2024-03-29
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes   [ ] No

As of June 30, 2023, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $380,450 based on the last sale price reported for the registrant’s Common Stock on the OTC Markets Group Inc. Pink Tier of $0.20 per share.

The number of shares of Common Stock, $0.001 par value, outstanding on March 29, 2024 was 5,658,123 shares.

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

COMPLIANCE WITH SECURITIES LAWS

The Company is subject to the Exchange Act of 1934, as amended, and is required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K. We are also subject to Section 14(a) of the Exchange Act which requires the Company to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting of stockholders or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

Since we are a ‘shell company,” currently, if we were to acquire a non-reporting company, we may only be required to file a Current Report on Form 8-K that would include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC. Recent regulatory and interpretive changes by the SEC, however, may mean that such an acquisition could create additional burdens to comply with securities laws, including requirements under the Securities Act of 1933, as amended, that are applicable to securities offerings.

On March 30, 2022, the SEC issued proposed rules (the “Shell Company Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving private operating companies and special-purpose acquisition companies (“SPACs”) or other shell companies; amending the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. On January 24, 2024, the SEC issued final rules (the “Shell Company Rules”) that formally adopted certain of the Shell Company Rule Proposals and provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act. Compliance with the Shell Company Rules, if such rules are effective prior to the consummation of our business combination, and related guidance, may increase the time required to complete, or otherwise materially adversely affect our ability to complete a business combination.

EMPLOYEES

The Company currently has no employees.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Since the closing of the Transfer Agreement, we have been a shell company with nominal operations and assets and our sole business activity has been to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Therefore, we do not believe that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we depend on the digital technologies of third-party IT service providers, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our Board of Directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the Board of Directors deems appropriate to take.

4

We have not encountered any cybersecurity incidents since the closing of the Transfer Agreement.”

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

The following table sets forth the high and low sales prices of the common stock for the periods indicated.

	HIGH	LOW
Year Ended December 31, 2023
First Quarter	$0.49	$0.13
Second Quarter	$0.30	$0.13
Third Quarter	$0.24	$0.14
Fourth Quarter	$0.63	$0.11

Year Ended December 31, 2022:
First Quarter	$0.71	$0.33
Second Quarter	$0.64	$0.28
Third Quarter	$0.45	$0.27
Fourth Quarter	$0.40	$0.28

HOLDERS

The number of holders of record of the Company’s $0.001 par value common stock as of March __ , 2024 was approximately 750 This does not include approximately 400 shareholders who hold stock in their accounts at broker/dealers.

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

SALES OF UNREGISTERED SECURITIES.

During the quarter ended December 31, 2023, the Company had no sales of unregistered securities.

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

At December 31, 2023, and 2022, the carrying amount of prepaid, accounts payable and accrued liability and due to related parties approximate fair value because of the short maturity of these instruments.

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

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2023 VERSUS YEAR ENDING DECEMBER 31, 2022.

GENERAL AND ADMINISTRATIVE (“G&A”)

G&A expenses consist principally of administrative payroll, professional fees, and other corporate costs. These expenses increased by $12,447 to $69,875 in 2023 from $57,428 in 2022. The increase is attributed to a $3,325 increase in expenses from 2022 for a charge for filing escheatment of stock in 13 states and an increase of $6,022 in legal fees.

NET LOSS

In 2023, the net loss from operations was $69,875 as compared to net loss of $57,428 in 2022. The increase in the net loss was due to increase in expense for a charge for filing escheatment of stock in 13 states and an increase of $6,022 in legal fees.

CASH FLOW

The net cash used for operating activities decreased from $59,558 in 2022 to $56,229 in 2023. The net cash provided by financing activities from related parties were equal to these amounts in each year. The Company was dependent on related parties to fund its operation.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the year ended December 31, 2023, the Company had net loss of $69,875. As of December 31, 2023, the Company had an accumulated deficit of $29,344,820 and a stockholder deficit of $610,250. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a control deficiency. Specifically, at December 31, 2023 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2023.  Specifically we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Ronald S. Boreta	61	President, Chief Executive Officer,Treasurer, Secretary and Director
Steven Miller	80	Director
John Boreta	63	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2023 and 2022 by the Company's President. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

						ALL OTHER
NAME AND				STOCK	OPTION	COMPEN-
PRINCIPAL		SALARY	BONUS	AWARDS	AWARDS	SATION	TOTAL
POSITION	YEAR	($)	($)	($)	($)	($)	($)

Ronald S.Boreta,	2023	$-	$0	--	--	$-	$-
President	2022	$-	$0	--	--	$-	$-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by executive officers at December 31, 2022 and December 31, 2023.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2023 and 2022 no compensation was paid to the Company’s directors for their services.

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

ITEM 12. SECUIRTY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March __, 2023 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each Executive Officer and Director individually, and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares.

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2023, the Company had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has received funding for operations from various stores owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postages and salaries. The net amount due to these stores totaled $587,607 and $531,378 as of December 31, 2023 and 2022, respectively. The amounts are non-interest bearing and due out of available cash flows of the Company.

Director Independence

The Company has determined that Steve Miller is an independent director as defined under the rules used by the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal years ended December 31, 2023 and 2022 by RBSM LLP for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q were$29,000 for 2023 and $29,500 for 2022.

AUDIT RELATED FEES Not Applicable. TAX FEES

The aggregate fees billed for tax services rendered by RBSM LLP for tax compliance and tax advice for the fiscal years ended December 31, 2023 and 2022, were $5,000 during each year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

2.1	Transfer Agreement dated June 10, 2016, among All-American SportPark, Inc. and Ronald Boreta and John Boreta	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2017

3.1	Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

3.3	Revised Bylaws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement (No. 33-08424)

3.4	Certificate of Amendment Articles of Incorporation Series A Convertible Preferred	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual report on Form 10-KSB for the year ended December 31, 1998

3.5	Certificate of Designation Series B Convertible Preferred	Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.6	Certificate of Amendment to Articles of Incorporation - Name change	Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998

3.7	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.7 to the Registrant’s Current Report on Form 8-K dated February 15, 2023

3.8	Certificate of Withdrawal for Series A Convertible Preferred Stock.	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K dated March 3, 2023

3.9	Certificate of Withdrawal for Series B Convertible Preferred Stock.	Incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K dated March 3, 2023

10.1	Employment Agreement With Ronald S. Boreta	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 33-84024)

10.2	Employment Agreement between John Boreta and All-American Golf Center, Inc. dated June 19, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.3	Addendum No. 2 to Employment Agreement between Ronald Boreta and All-American SportPark, Inc. dated June 15, 2009.	Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 8-K filed on June 19, 2009

10.4	Agreement with AKA Investments, LLC dated September 23, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 24, 2009

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350	Filed herewith electronically

ITEM 16. FORM 10–K SUMMARY.

Not provided.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Acquisitions Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Acquisitions Corporation (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
New York, NY
March 29, 2024

GLOBAL ACQUISITIONS CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets

Current assets:
Prepaid expenses and other current assets	$38	$38

Total current assets	38	38

Total Assets	$38	$38

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$22,680	$ 9,034

Due to related parties	587,607	531,378

Total current liabilities	610,288	540,412

Commitment and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	-	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,344,820)	(29,274,944)
Total stockholder’s deficit	(610,250)	(540,374)

Total Liabilities and Stockholders’ Deficit	$38	$38

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Operating Expenses:
General & administrative	$ 69,875	$57,428

Total operating expenses	69,875	57,428

Loss from operations	(69,875)	(57,428)

Total expense	(69,875)	(57,428)

Net loss before provision for income tax	(69,875)	(57,428)
Provision for income tax expense	-	-

Net Loss	$ (69,875)	$ (57,428)
Weighted average number of common shares outstanding-basic and fully diluted	5,658,123	5,658,123

Net loss per share – basic and fully diluted	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	5,658,123	$ 5,658	$ 28,728,912	$(29,217,516)	$(482,946)

Net loss	-	-	-	(57,428)	(57,428)

Balance, December 31, 2022	5,658,123	$ 5,658	$ 28,728,912	$ (29,274,944)	$(540,374)

Net loss	-	-	-	(69,875)	(69,875)

Balance, December 31, 2023	5,658,123	$ 5,658	$ 28,728,912	$(29,344,820)	$(610,250)

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(69,875)	$(57,428)
Adjustment to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	26
Accounts payable and accrued expenses	13,646	(2,156)
Net cash used in operating activities	(56,229)	(59,558)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related parties	56,229	59,558
Net cash provided by financing activities	56,229	59,558

Net change in cash	-	-

Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosure of noncash and financing activities	$-	$-

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

At December 31, 2023, and 2022, the carrying amount of prepaid, accounts payable and accrued liability and due to related parties approximate fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the years ended December 31, 2023 and 2022.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the year ended December 31, 2023, the Company had net loss of $69,875. As of December 31, 2023, the Company had an accumulated deficit of $29,344,820 and a stockholder deficit of $610,250. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

At December 31, 2023 and December 31, 2022, the total amounts owed to AAGC were $587,607 and $531,378, respectively.

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

The components of income tax provision (benefit) for the years ended December 31,2023 and 2022 are as follow:

	2023	2022
Current taxes:
Federal	$—	$—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2023 and 2022 to the Company’s effective tax rate is as follows:

	2023	2022
U.S. Statutory tax rate	21.0%	21.0%
Change in valuation reserve on deferred tax assets	(21)%	(21)%

Income tax (provision) benefit	—%	—%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$1,285,464	$1,946,835

Total deferred tax assets	1,285,464	1,946,835
Valuation reserve	(1,285,464)	(1,946,835)

Net deferred tax assets (liability)	$—	$—

As of December 31, 2023 and 2022, the Company had available for income tax purposes approximately $6.1 million and $6.0 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry-forwards expire in 2023 through 2040. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. Management has established a 100% valuation allowance against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 7. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2022, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.  There were 5,658,123 and 5,658,123 shares of common stock issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of the filing and determined that there were none.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

GLOBAL ACQUISTIONS CORPORATION.

Dated: March 29, 2024	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta Ronald S. Boreta	President (Chief Executive Officer), Treasurer (Principal Financial Officer) and Director	March 29, 2024

/s/ Steven Miller Steven Miller	Director	March 29, 2024

/s/ John Boreta John Boreta	Director	March 29, 2024