Form 10-Q
period 2024-06-30
GLOBAL ACQUISITIONS Corp
filed 2024-08-13
CIK 930245

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2024 was 7,153,513 shares.

GLOBAL ACQUISITIONS CORPORATION

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GLOBAL ACQUISITIONS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023

Assets

Current assets:
Prepaid expenses and other current assets	$113	$38

Total current assets	113	38

Total Assets	$113	$38

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$23,703	$ 22,680
Due to related parties	619,782	587,607

Total current liabilities	643,485	610,287

Commitment and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 5,658,123 and 5,658,123 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5,658	5,658
Additional paid-in capital	28,728,912	28,728,912
Accumulated deficit	(29,377,942)	(29,344,820)
Total stockholder’s deficit	(643,372)	(610,250)

Total Liabilities and Stockholders’ Deficit	$113	$38

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2024	2023	2024	2023

Operating Expenses:

General and administrative expenses	$20,212	$14,755	$33,122	$36,438

Total operating expenses	20,212	14,755	33,122	36,438

Loss from operation	(20,212)	(14,755)	(33,122)	(34,438)

Total Expense	(20,212)	(14,755)	(33,122)	(36,438)

Net Loss before provision for income tax	(20,212)	(14,755)	(33,122)	(36,438)

Net Loss	$(20,212)	$(14,755)	$(33,122)	$(36,438)

Weighted average number of common shares outstanding - basic and fully diluted	5,658,123	5,658,123	5,658,123	5,658,123

Net loss per share- basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2024	5,658,123	$5,658	$28,728,912	$(29,357,730)	$(623,160)
Net loss		-	-	(20,212)	(20,212)
Balance, June 30, 2024	5,658,123	$5,658	$28,728,912	$(29,377,942)	$(643,372)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2023	5,658,123	$5,658	$28,728,912	$(29,296,627)	$(562,057)
Net loss		-	-	(14,755)	(14,755)
Balance, June 30, 2023	5,658,123	$5,658	$28,728,912	$(29,311,382)	$(576,812)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	5,658,123	$5,658	$28,728,912	$(29,344,820)	$(610,250)
Net loss		-	-	(33,122)	(33,122)
Balance, June 30, 2024	5,658,123	$ 5,658	$28,728,912	$(29,377,942)	$(643,372)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	5,658,123	$5,658	$28,728,912	$(29,274,944)	$(540,374)
Net loss		-	-	(36,438)	(36,438)
Balance, June 30, 2023	5,658,123	$5,658	$28,728,912	$(29,311,382)	$(576,812)

  The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 6 Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(33,122)	$(36,438)
Adjustment to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(75)	(75)
Accounts payable and accrued expenses	1,023	16,266
Due from related party	7,806	7,806

Net cash used in operating activities	(24,368)	(12,441)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related parties	24,368	12,441
Net cash provided by financing activities	24,368	12,441

Net change in cash	-	-
Cash, beginning of year	-	-
Cash, end of period	$-	$-

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosure of noncash and financing activities	$-	$-

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

The sale and transfer of the Company's 51% interest in AAGC to the controlling shareholders of the Company is a common control transaction and recorded at book value. Any difference between the proceeds received by the Company and the book value of assets and liabilities of AAGC, cancellation of promissory notes and accrued interest, assumption of deferred salary, cancellation of amounts due to and due from entities controlled by the Boretas is recognized as a capital transaction with no gain or loss recorded

b. BASIS OF PRESENTATION

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

At June 30, 2024 and December 31, 2023, the carrying amount of due to related party, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company did not have any stock equivalent shares for the three and six months ended June 30, 2024 and 2023.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 5,658,123 and 5,658,123 at June 30, 2024 and 2023 respectively.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2024, we had an accumulated deficit of $29,377,942 and a stockholders’ deficit of $643,372.

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

At June 30, 2024 and December 31, 2023, the total amounts owed to AAGC were $619,782 and $587,607, respectively.

NOTE 5- COMMITMENTS

The Company has no commitments.

NOTE 6- CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized common stock, $0.001 par value, was increased to 500,000,000 shares.  There were 5,658,123 and 5,658,123 shares of common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On July 3, 2024, the Company sold to AAGC shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) in exchange for AAGC’s release of obligations of the Company to repay expenses in the aggregate amount of $593,670 for expenses of the Company previously paid by AAGC. The 1,495,390 shares of Common Stock were issued by the Company to the AAGC based upon an implied price per share of Common Stock, equal to $0.397. The foregoing description of the sale of Common Stock to AAGC is only a summary and is qualified in its entirety by reference to the full text of the form of Purchase Agreement, which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2024.

Also on July 3, 2024, the Company issued warrants (the “Warrants”) to purchase Common Stock at an exercise price of $0.397 per share, (i) to James Askew (“Askew”), an individual, for an aggregate of 2,269,583 shares of Common Stock, and (ii) to Investments AKA, LLC (together with Askew, the “Warrant Holders”), a limited liability company indirectly controlled by Andre K. Agassi, for an aggregate of 705,417 shares of Common Stock. The Warrants are exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock in one year of the date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives. The Company entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.  The foregoing description of the terms relating to the issuances of the Warrants are only summaries and are qualified in its entirety by reference to the full text of the form of Warrant and the Consulting Agreement, which were filed as Exhibits 4.1 and 10.2, respectively, to the Current Report on Form 8-K filed on July 5, 2024.

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

Results of Operations for the three months ended June 30, 2024 and 2023 compared.

INCOME:

Revenue

There were no revenues from operations for the three months ended June 30, 2024 and 2023.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the three months ended June 30, 2024 and 2023.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were $20,212 an increase of $5,457 or 37.0%, from $14,755 for the three months ended June 30, 2023. The increase in expense is related to an accrual for an accrual for tax returns from prior years.

Net Loss

We had a net loss of $20,212 for the three months ended June 30, 2024, as compared to net loss of $14,755 for the three months ended June 30, 2023, an increase of $5,457 or 37.0%. The increase in net loss was primarily due to an accrual for prior year tax returns.

Results of Operations for the six months ended June 30, 2024 and 2023 compared.

INCOME:

Revenue

There were no revenues from operations for the six months ended June 30, 2024 and 2023.

Cost of Sales/Gross Profit Percentage of Sales

There were no cost of sales from operations for the six months ended June 30, 2024 and 2023.

EXPENSES:

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 were $33,122 a decrease of $3,316 or 9.1%, from $36,438 for the six months ended June 30, 2023.

Net Loss

We had a net loss of $33,122 for the six months ended June 30, 2024 as compared to net loss of $36,438 for the six months ended June 30, 2023, a decrease of $3,316 or 9.1%.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at June 30, 2024 compared to December 31, 2023.

	June 30, 2024	December 31, 2023	Increase / (Decrease)
			$	%

Current Assets	$113	$38	$75	197.4%
Current Liabilities	$643,485	$610,287	$33,198	5.4%
Working Capital Deficit	$643,372	$610,249

On July 3, 2024, the Company issued to AAGC 1,495,390 shares of the Company’s common stock, par value $0.001 per share, in exchange for AAGC’s release of obligations of the Company to repay expenses previously paid by AAGC in the aggregate amount of $593,670, which expenses are including in the above Current Liabilities at June 30, 2024.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2024, we had an accumulate deficit of $29,377,942. In addition, the Company’s current liabilities exceed its current assets by $643,372 as of June 30, 2024.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and  Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.  Specifically, at June 30, 2024 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings in which the Company is involved at this time.

ITEM 1A. RISK FACTORS.

 Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2024.

We did not repurchase any of our equity securities during the quarter ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

				Incorporated by reference
Exhibit		Filed		Period	Exhibit	Filing
number	Exhibit description	herewith	Form	ending	No.	date

4.1	Form of Warrant		8-K	N/A	4.1	7/8/2024

10.1	Purchase Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation, and All-American Golf Center, Inc.		8-K	N/A	10.1	7/8/2024

10.2	Consulting Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation and James Askew.		8-K	N/A	10.2	7/8/2024

31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ACQUISITIONS CORPORATION

(Registrant)

Date: August 13, 2024	By:	/s/ Ronald Boreta
Ronald Boreta, President, Chief Executive Officer, and Treasurer (On behalf of the Registrant and as Principal Financial Officer)