Form 10-Q
period 2024-09-30
GLOBAL ACQUISITIONS Corp
filed 2024-11-14
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2024

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-24970

GLOBAL ACQUISITIONS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0203976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6730 South Las Vegas Boulevard Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 317-7302

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,785,056 shares of common stock are issued and outstanding as of November 13, 2024.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	our lack of a significant operating history;
•	the ability of the Company to raise funding to support its operational plans, the terms of such financing and potential dilution caused thereby;
•

the ability of the Company to compete the steps necessary to undertake its current operational plan, the costs associated therewith, timing relating thereto, and the ability of the Company to generate revenues associated therewith;

•	the concentration of ownership of the Company’s securities;
•	the market for the Company’s planned services, including the market for pickleball and padel;
•	competition in the Company’s industry;
•	current negative operating cash flows and a need for additional funding to finance our operating plans;
•	the terms of any further financing, which may be highly dilutive and may include onerous terms;
•	increases in interest rates which may make borrowing more expensive and increased inflation which may negatively affect costs, expenses and returns;
•	geopolitical events and regulatory changes; and the effect of changing interest rates and inflation, economic downturns and recessions, declines in economic activity or global conflicts
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	corporate governance risks;
•	the level of competition in our industry and our ability to compete;
•	our ability to respond to changes in our industry;
•	our ability to protect our intellectual property and not infringe on others’ intellectual property;
•	our ability to scale our business;
•	changes in laws and regulations;
•	the market for our common stock;
•	our ability to effectively manage our growth;
•	dilution to existing stockholders;
•	costs and expenses associated with being a public company;
•	risks of economic slowdowns and rescissions;
•	changes in inflation and interest rates, supply constraints, and possible recessions caused thereby;
•	economic downturns both in the United States and globally;
•	risk of increased regulation of our operations; and
•	other risk factors included under “Risk Factors” below.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Part I – Financial Information

Item 1. Financial Statements

GLOBAL ACQUISITIONS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023

Assets

Current assets:
Prepaid expenses and other current assets	$75	$38

Total current assets	75	38

Total Assets	$75	$38

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses	$22,214	$ 22,680
Due to related parties	44,709	587,607

Total current liabilities	66,923	610,287

Commitment and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,153,513 and 5,658,123 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7,153	5,658
Additional paid-in capital	29,940,954	28,728,912
Accumulated deficit	(30,014,955)	(29,344,820)
Total stockholders’ deficit	(66,848)	(610,250)

Total Liabilities and Stockholders’ Deficit	$75	$38

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2024	2023	2024	2023

Operating Expenses:

General and administrative expenses	$637,013	$10,776	$670,135	$47,214

Total operating expenses	637,013	10,776	670,135	47,214
Loss from operations	(637,013)	(10,776)	(670,135)	(47,214)

Total Expense	(637,013)	(10,776)	670,135)	(47,214)

Net Loss before provision for income tax	(637,013)	(10,776)	(670,135)	(47,214)

Net Loss	$(637,013)	$(10,776)	$(670,135)	$(47,214)

Weighted average number of common shares outstanding - basic and fully diluted	7,136,898	5,658,123	6,151,048	5,658,123

Net loss per share- basic and fully diluted	$(0.09)	$(0.00)	$(0.11)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For The Three Months Ended September 30, 2024 and 2023

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	5,658,123	$5,658	$28,728,912	$(29,377,942)	$(643,372)
Shares issued pursuant to settlement of due to related parties	1,495,390	1,495	592,175	-	593,670
Stock-based compensation		-	619,867	-	619,867
Net loss		-	-	(637,013)	(637,013)
Balance, September 30, 2024	7,153,513	$7,153	$29,940,954	$(30,014,955)	$(66,848)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2023	5,658,123	$5,658	$28,728,912	$(29,311,382)	$(576,812)
Net loss		-	-	(10,776)	(10,776)
Balance, September 30, 2023	5,658,123	$5,658	$28,728,912	$(29,322,158)	$(587,588)

For The Nine Months Ended September 30, 2024 and 2023

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	5,658,123	$5,658	$28,728,912	$(29,344,820)	$(610,250)
Shares issued pursuant to settlement of due to related parties	1,495,390	1,495	592,175	-	593,670
Stock-based compensation		-	619,867	-	619,867
Net loss		-	-	(670,135)	(670,135)
Balance, September 30, 2024	7,153,513	$ 7,153	29,940,954	$(30,014,955)	$(66,848)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	5,658,123	$5,658	$28,728,912	$(29,274,944)	$(540,374)
Net loss		-	-	(47,214)	(47,214)
Balance, September 30, 2023	5,658,123	$5,658	$28,728,912	$(29,322,158)	$(587,588)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(670,135)	$(47,214)

Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	619,867	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37)	(37)
Accounts payable and accrued expenses	(466)	2,803
Due from related party	(38,671)	11,709

Net cash used in operating activities	(89,442)	(32,739)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related parties	89,442	34,198
Net cash provided by financing activities	89,442	32,739

Net change in cash	-	-
Cash, beginning of year	-	-
Cash, end of period	$-	$-

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-
	$-	$-
Supplemental disclosure of noncash and financing activities
Shares issued pursuant to settlement of payables	593,670	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a.  ORGANIZATION

Global Acquisitions Corporation (the “Company”) was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and to “All-American SportPark, Inc.” (“AASP”) on December 14, 1998. Effective February 15, 2021, the name of the Company was changed to “Global Acquisitions Corporation.” On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets.  On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta, the Company’s Chief Executive Officer, President and director and John Boreta, the Company’s director (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and accrued interest of $8,864,255.

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

b. BASIS OF PRESENTATION

The unaudited condensed interim financial statements included herein, presented in accordance with United States Generally Accepted Accounting Principles (GAAP) and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2023 and notes thereto included in the Company's Annual Report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  USE OF ESTIMATES

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes and fair value of warrants.  The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.

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

c. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurement” related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At September 30, 2024 and December 31, 2023, the carrying amount of due to related party, and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

d. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of September 30, 2024, we had 2,975,000 outstanding warrants to purchase shares of common stock.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 7,136,898 and 5,658,123 for the three months ended September 30, 2024 and 2023, respectively. The weighted-average number of common shares used in the calculation of basic loss per share was 6,151,048 and 5,658,123 for the nine months ended September 30, 2024 and 2023, respectively.

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

f. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, we had an accumulated deficit of $30,014,955 and a stockholders’ deficit of $66,848.

We had a working capital deficit of $66,848 as of September 30, 2024. We may require additional funding in the future. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate revenues.

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

At September 30, 2024 and December 31, 2023, the total amounts owed to AAGC were $44,709 and $587,607, respectively.

Effective on July 3, 2024, the Company issued 1,495,390 shares of common stock in exchange for the release of obligations of the Company to repay expenses in the aggregate amount of $593,670 (the “Payables”) for expenses of the Company previously paid by AAGC.

NOTE 5- COMMITMENTS

The Company has no commitments.

NOTE 6- CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

There were 5,000,000 shares of preferred stock, $0.001 par value per share authorized, with no shares issued and outstanding as of September 30, 2024 and December 31, 2023.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2021, the number of authorized shares of common stock, $0.001 par value, was increased to 500,000,000 shares.

Effective on July 3, 2024, the Company issued 1,495,390 shares of common stock in exchange for the release of obligations of the Company to repay expenses in the aggregate amount of $593,670 for expenses of the Company previously paid by the related parties.  The shares were issued at an implied price of $0.397 per share.

There were 7,153,513 and 5,658,123 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

WARRANTS

The following is a summary of warrants for the nine months ended September 30, 2024:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	-	$-	$-
Granted	2,975,000	0.40
Exercised	-	-
Forfeited	-	-
Outstanding as of September 30, 2024	2,975,000	$0.40	$931,175

Exercisable as of December 31, 2023	-	$-
Exercisable as of September 30, 2024	2,975,000	$0.40	$931,175

The weighted-average remaining term of the warrants outstanding was 4.76 years as of September 30, 2024.

On July 3, 2024, the Company issued warrants (the “Warrants”) to purchase Common Stock at an exercise price of $0.3970 per share, (i) to James Askew (“Askew”), an individual, for an aggregate of 2,269,583 shares of Common Stock, and (ii) at an exercise price of $0.3970 per share to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi, for an aggregate of 705,417 shares of Common Stock. The Warrants are vested immediately. The Warrants are exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives. The Company entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.

The fair value of the warrants was $619,867, which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	4.33%
Expected term (in years)	5.00
Expected volatility	244.14%
Expected dividend yield	0.00%

The Company recognized $619,867 in stock-based compensation expense pertaining to these warrants during the three and nine months ended September 30, 2024, based on the vesting conditions noted above.

NOTE 7 – SUBSEQUENT EVENTS

On October 31, 2024, Mr. John Boreta resigned as a member of the Board of Directors of the Company.  Mr. Boreta’s resignation was not the result of any disagreement with the company.  Also effective on October 31, 2024, effective immediately after the resignation of Mr. Boreta, the Board of Directors appointed James Askew as a member of the Board of Directors. Mr. Askew will serve until the Company’s next annual meeting of stockholders, until his successor has been duly elected and qualified, or until his earlier death, resignation or removal.

In November 2024, the Company’s management determined to cease seeking out business opportunities, mergers or acquisitions, and instead to launch an operating strategy to become a leader in the global sports entertainment and media industry. The Company’s efforts are initially focused on court sports, beginning with planned growth opportunities associated with branding and growing the pickleball and padel industries, both of which are currently experiencing significant growth. The Company expects its publicly-traded structure to provide a way for the investing public to participate in these exciting and rapidly growing markets.

Between November 4, 2024 and November 7, 2024, the Company entered into a series of subscription agreements (the “Subscription Agreements”), in connection with a private placement offering to accredited investors (the “Investors”), which offering closed on November 7, 2024, and pursuant to which we raised aggregate gross proceeds of $2,500,000 (the “Offering”). Under the Subscription Agreements, the maximum amount of the Offering was $2,500,000, which amount was fully subscribed. In connection with the Offering, we sold to 23 Investors, an aggregate of 2,631,543 shares of our restricted common stock, par value $0.001 per share (the “Shares”) for $0.95 per Share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the matters described in “Risk Factors”, below, and “Cautionary Statement Regarding Forward-Looking Statements”, above, and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, we have not independently verified any of it, and we have not commissioned any such information.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Global Acquisitions Corporation” refer specifically to Global Acquisitions Corporation.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0000930245).

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2024 and 2023.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Corporate Information

Our principal executive offices are located at 120 N. Town Center Dr #160, Las Vegas, Nevada 89144, and our telephone number is (702) 317-7302.

On October 18, 2016, the Company completed the closing of the Transfer Agreement for the sale and transfer of the Company’s 51% interest in All American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets. As a result of the closing of the Transfer Agreement, the Company became a “shell company”, with nominal operations and nominal assets. Beginning in October 2016, the Company’s purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Exchange Act.

In November 2024, the Company’s management determined to cease seeking out business opportunities, mergers or acquisitions, and instead to launch an operating strategy to become a leader in the global sports entertainment and media industry. The Company’s efforts are initially focused on court sports, beginning with planned growth opportunities associated with branding and growing the pickleball and padel industries, both of which are currently experiencing significant growth. The Company expects its publicly- traded structure to provide a way for the investing public to participate in these exciting and rapidly growing markets.

We currently plan to create and manage unique content, building sports communities around entertainment, media, wellness, education, commerce, and charitable efforts.

By identifying opportunities for co-branding, partnering, and acquisitions, we plan to develop trusted brands in sports entertainment and bring them together under the Company’s brand.

Our planned business model is designed around proprietary and curated content supported by planned sponsorships, brand relationships, live event hosting, e-commerce and merchandising, and licensing and media rights.

We currently plan to undertake the following, funding permitting:

• Acquire, build and/or create physical facilities, leagues, tournaments, events, social communities, and merchandisers.

• Develop strategic relationships with “Best of Class” operators and developers in key segments within the pickleball and padel communities through co-branding and acquisition opportunities.

• Develop our “ACE Program” of certifying facilities, social media communities, content creators, coaches, third-party leagues, and events under a planned marketing brand.

• Create and distribute proprietary and curated content through various media channels.

• IP development and collaboration.

• Charitable initiatives through our planned Pickleball for All program.

We also plan to offer co-branding opportunities to best of class facilities and partners to cross collaborate and promote aligned growth:

We also plan to launch a “Pickleball for All” charitable initiative to introduce, grow, and develop pickleball in underserved and disadvantaged communities across the United States. We expect to work with best of class brands to provide access to our “Fun for Free” courts and equipment in public parks, schools, and other locations that will serve as home courts to communities across the country for social wellness, practice, learning, and pickleball fun for all. We plan to work with select merchandisers and retailers to create quality equipment and offer merchandise at price points which will appeal to beginners and families, with a portion of the revenue to be reinvested into the Pickleball for All program.

Industry

According to a 2022 Pickleball Participation Report by the Sports and Fitness Industry Association, pickleball is among the fastest growing sports in the US and globally for 3 consecutive years at a rapid growth rate of 223.5% in the United States. There are an estimated over 36.5 million pickleball players in the US and the pickleball equipment market was estimated to be worth $65 billion in 2022 with an expected compounded rate of return of 9%, and expectations to grow to over $155 billion by 2033.

Recent Material Transactions

On July 3, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement” and each, an “Purchase Agreement”) with All American Golf Center, Inc. (the “Creditor”), pursuant to which the Creditor agreed to exchange shares of the Company’s common stock in consideration for the Creditor’s release of obligations of the Company to repay expenses in the aggregate amount of $593,670 (the “Payables”) for expenses of the Company previously paid by the Creditor.  Pursuant to the Purchase Agreement, the 1,495,390 shares of common stock to be issued by the Company to the Creditor upon consummation of the exchange was determined based upon an implied price per share of common stock, equal to $0.397. The Creditor is an existing significant stockholder of the Company that is owned and controlled by Ronald S. Boreta, President, Chief Executive Officer, Secretary, Treasurer and a director of the Company, and John Boreta, a director of the Company.

Also on July 3, 2024, the Company issued warrants (the “Warrants”) to purchase 2,975,000 shares of common stock at an exercise price of $0.397 per share, (i) to James Askew (“Askew”), an individual, who was subsequently appointed as a member of the Board of Directors of the Company  (Warrants to purchase 2,269,583 shares of common stock), and (ii) to Investments AKA, LLC (together with Askew, the “Warrant Holders”), a limited liability company indirectly controlled by Andre K. Agassi (Warrants to purchase 705,417 shares of common stock).  The Warrants are vested immediately. The Warrants are exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant.. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives.

The Company also entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.

Recent Funding Transactions

Between November 4, 2024 and November 7, 2024, the Company entered into a series of subscription agreements (the “Subscription Agreements”), in connection with a private placement offering to accredited investors (the “Investors”), which offering closed on November 7, 2024, and pursuant to which we raised aggregate gross proceeds of $2,500,000 (the “Offering”). Under the Subscription Agreements, the maximum amount of the Offering was $2,500,000, which amount was fully subscribed. In connection with the Offering, we sold to 23 Investors, an aggregate of 2,631,543 shares of our restricted common stock, par value $0.001 per share (the “Shares”) for $0.95 per Share.

The Company currently plans to use the net proceeds from the Offering to advance business operations in the global racquet sports entertainment business, with an initial focus on consolidating, building and growing pickleball and Padel related opportunities, and for working capital and general corporate purposes.

Plan of Operations

We had a working capital deficit of $66,848 as of September 30, 2024; however, as discussed below, we raised $2.5 million in a private offering in November 2024. We may however require additional funding in the future. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate revenues.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

                We generated no revenues for the three months ended September 30, 2024 or 2023.

                For the three months ended September 30, 2024 and 2023, general and administrative expenses, consisting of stock based compensation, audit fees and miscellaneous administrative costs that totaled $637,013 and $10,776, respectively, an increase of $626,237 from the prior period, which increase was mainly the result of an increase in stock based compensation in connection with warrants issued to James Askew and AKA, LLC.

                We had a net loss of $637,013 and $10,776, for the three months ended September 30, 2024, and 2023, respectively, which net loss increased for the reason described above.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

                We generated no revenues for the nine months ended September 30, 2024 or 2023.

                For the nine months ended September 30, 2024 and 2023, general and administrative expenses, consisting of stock based compensation, audit fees and miscellaneous administrative costs that totaled $670,135 and $47,214, respectively, an increase of $622,921 from the prior period, which increase was mainly the result of an increase in stock based compensation in connection with warrants issued to James Askew and AKA, LLC.

                We had a net loss of $670,135 and $47,214, for the three months ended September 30, 2024, and 2023, respectively, which net loss increased for the reason described above.

Liquidity and Capital Resources

                The following table summarizes our current assets, liabilities, and working capital at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023	Increase / (Decrease)
			$	%

Current Assets	$75	$38	$37	97.4%
Current Liabilities	$66,923	$610,287	($543,364)	89.0% %
Working Capital Deficit	$66,848	$610,249

                The decrease of $543,401 in working capital deficit was mainly due to a decrease in amounts due to related parties to $44,709 as of September 30, 2024, compared to $587,607 as of December 31, 2023, as a result of the terms of the Purchase Agreement, discussed above.

Cash Flows

We had $89,442 of net cash used in operating activities for the nine months ended September 30, 2024, which was mainly due to $670,135 of net loss, offset by $619,867 of stock-based compensation expense. We had $32,739 of net cash used in operating activities for the nine months ended September 30, 2023, which was mainly due to $47,214 of net loss, offset by $11,709 of due from related party.

We had $89,442 and $32,739 of net cash provided by financing activities for the nine months ended September 30, 2024 and 2023, respectively, which was due to proceeds from related party in connection with shares issued in exchange for elimination of related party balance due.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to curtail or abandon our business operations, and any investment in the Company could become worthless.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, we had an accumulated deficit of $30,014,955. In addition, the Company’s current liabilities exceed its current assets by $66,848 as of September 30, 2024.

The Company has no significant assets and continues to depend on equity raises to provide funds to pay its ongoing expenses. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

“Note 2. Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 2. Summary of Significant Accounting Policies” in the Notes to Financial Statements in Part II, Item 8, of the 2023 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

Related party transactions

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination.

Recent Accounting Developments

The Company believes there are no new accounting standards adopted but not yet effective that are relevant to the readers of our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer and principal financial/accounting officer (CEO), to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our CEO (our Principal Executive Officer and Principal Financial/Accounting Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial/Accounting Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective. That was because at September 30, 2024 we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we raise additional funding and expand our operations.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Related to Our Planned Business Operations

We will require additional financing, and we may not be able to raise funds on favorable terms or at all, which raises questions about our ability to continue as a going concern.

We had a working capital deficit of $66,848 and an accumulated deficit of $30,014,955, as of September 30, 2024. We do however expect to require additional funding in the future to continue our business plan, expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Report. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

●

if we fail to obtain required additional financing to grow our business, we will need to delay or scale back our business plan, and/or reduce our operating costs, each of which would have a material adverse effect on our business, future prospects, and financial condition.

We have no operating history in the court sports industry and have incurred significant operating losses since inception. We may never become profitable or, if achieved, be able to sustain profitability.

We have no operating history in the court sports industry upon which to base any assumption as to the likelihood that our operations will prove successful, and we may never achieve profitable operations. We currently expect to incur net losses for the foreseeable future. Even if we do achieve profitability, there can be no guarantee that we will be able to sustain profitability. If we are unsuccessful in operating our business, it will have a material adverse impact on our business, financial condition and results of operations.

The court sport industry is highly competitive, and if the Company fails to compete effectively, it could have a material adverse effect on the Company.

The court sports industry is highly competitive. A number of companies offer services that are similar to the Company’s planned services. The majority of the Company’s current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition, broader or more integrated product offerings, larger staffs and a larger installed customer base. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, develop superior services, and devote greater resources to the development, promotion and sale of services than the Company can.

Because we have a limited operating history our future operations may not result in profitable operations.

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We have not generated any revenues for the nine months ended September 30, 2024 or 2023, and may never generate revenues, or profitable operations, in the future.

We rely on our management and if they were to leave our company our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, namely our current Chief Executive Officer, Ronald Boreta. Moving forward, should the services of our management be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

We do not currently have any employment agreements or maintain key person life insurance policies on our executive officer. If our executive officer does not devote sufficient time towards our business, we may never be able to effectuate our business plan.

We do not currently have any employment agreements in place with management.

The Company has not entered into an employment agreement with Mr. Boreta, the Company’s CEO. As such, there are no contractual relationships guaranteeing that Mr. Boreta will stay with the Company and continue its operations. In the event he were to resign, the Company may be unable to get another officer and director to fill the void and performance may be significantly affected.

Our growth strategy involves planned operations in the pickleball and padel industries.

Our planned business operations involves court sports, beginning with planned growth opportunities associated with branding and growing the pickleball and padel industries, both of which are currently experiencing significant growth.

Our future success depends, in large part, on our ability to implement our growth strategies, including expanding our brands’ product offerings to capture market share, continuing to engage in consumer acquisition and retention efforts that drive long-term relationships and continuing to grow our business. Our ability to implement these growth strategies depends, among other things, on our ability to:

●	Offer services in the future;
●	increase our brand recognition; and
●	expand the geographic reach of our brand.

Moreover, our ability to successfully implement our growth strategies and carry out our plans may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and styles. We may invest in technology, infrastructure, new businesses, and product offerings, and such significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. These plans could be abandoned, could cost more than anticipated, could impact the quality of our services and could divert resources from other areas of our business, any of which could negatively impact our competitive position and reduce our future revenue and/or future profitability.

Unfavorable economic conditions, including as a result of inflation or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact our future results of operations, financial condition and cash flows.

Our offerings are expected to be recreational in nature and will therefore be discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases and to spend on leisure during favorable economic conditions and when consumers are feeling confident and prosperous. We expect the future demand for our services will be highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to inflation or otherwise may lead to customers having less discretionary income to spend on entertainment and recreational activities, and may result in significant fluctuations and spending patterns year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Our future revenues, if any, could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, could have a negative impact on our results of operations, financial condition and cash flows.

Regulatory, corporate governance and reporting risks:

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of September 30, 2024, our Chief Executive Officer has determined that our disclosure controls and procedures were not effective. Separately, as of December 31, 2023, management has identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of September 30, 2024, our Chief Executive Officer has determined that our disclosure controls and procedures were not effective. Separately, as of December 31, 2023, management has identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and The Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or The Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

We do not currently have an independent audit or compensation committee. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Risks Relating to Our Common Stock

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $3.98 per share and as low as $0.11 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

●	“short squeezes”;
●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;
●	actual or anticipated fluctuations in our financial and operating results;
●	the recruitment or departure of key personnel;
●	actual or anticipated changes in estimates as to financial results, operational timelines or recommendations by securities analysts;
●	the timing and outcome of our business plan;

●	significant lawsuits or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the court sports industry;
●	general economic, political, and market conditions and overall fluctuations in the financial markets in the U.S. and abroad; and
●	investors’ general perception of us and our business.

Our common stock is quoted on the OTC Pink Market under the symbol “AASP”. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, inflation, war, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. Broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. An active trading market for our common stock may not develop or, if one develops, may not be sustained.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The exercise of our outstanding Warrants, and the sale of common stock upon exercise thereof, may adversely affect the trading price of our securities.

As of the date of this Report, we had 2,975,000 shares of common stock issuable upon exercise of Warrants which have an exercise price of $0.40 per share. For the life of the Warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the exercise of outstanding Warrants, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon exercise of the Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of our Warrants, then the value of our common stock will likely decrease.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

Our common stock is considered a “penny stock” under SEC rules and it may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00 (or obtain a listing on a national securities exchange), our common stock will continue to be a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other Federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due to, among other reasons, the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

General risk factors:

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Our cash flow from operations may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, finance and general administration and operations. To manage any future growth, we must continue to improve our operational and financial processes and systems and expand, train and manage our employee base and control associated costs. Our efforts to grow our business, both in terms of size and in diversity of customer bases served, will require rapid expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses, and adversely affect our results of operations.

We incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

If persons engage in short sales of our common stock, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Stockholders could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2024 and from the period from October 1, 2024 to the filing date of this Report, other than as described below.

Between November 4, 2024 and November 7, 2024, the Company sold to 23 Investors, an aggregate of 2,631,543 shares of restricted common stock, par value $0.001 per share for $0.95 per Share, for an aggregate of $2,500,000.

                We claim an exemption from registration for the issuance of the shares of common stock described above pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

27

 .

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

                (c)           Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
4.1	Form of Warrant to Purchase Shares of Common Stock Dated July 3, 2024		8-K	4.1	7/5/2024	000-24970

10.1	Purchase Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation, and All-American Golf Center, Inc..		8-K	10.1	7/5/2024	000-24970

10.2	Consulting Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation and James Askew.		8-K	10.2	7/5/2024	000-24970

10.3	Form of Subscription Agreement for November 2024 Private Offering by Global Acquisitions Corporation and the Investors party thereto		8-K	10.1	11/8/2024	000-24970

31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]

32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	[X]

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	[X]

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	[X]

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	[X]

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	[X]

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	[X]

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ACQUISITIONS CORPORATION

Date: November 14, 2024	By:	/s/ Ronald Boreta
Ronald Boreta
Chief Executive Officer, President and Treasurer
(Principal Executive Officer and Principal Financial/Accounting Officer)