Form 10-K
period 2024-12-31
GLOBAL ACQUISITIONS Corp
filed 2025-03-26
CIK 930245

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24970

GLOBAL ACQUISITIONS CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	88-0203976
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1120 N Town Center Drive, Suite 160, Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (702) 317-7302

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes   [ ] No

As of June 30, 2024, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $206,881 based on the last sale price reported for the registrant’s Common Stock on the OTC Markets Group Inc. Pink Tier of $0.21 per share as of June 26, 2024, the last trading day prior to June 30, 2024. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares of Common Stock, $0.001 par value, outstanding on March 19, 2025 was 9,785,056 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	our lack of a significant operating history;
•	the ability of the Company to raise funding to support its operational plans, the terms of such financing and potential dilution caused thereby;
•

the ability of the Company to complete the steps necessary to undertake its current operational plan, the costs associated therewith, timing relating thereto, and the ability of the Company to generate revenues associated therewith;

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

ITEM 1. BUSINESS

Summary Matters and Definitions

In this Annual Report on Form 10-K (this “Report”), we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, none of this information has been commissioned by us, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Global”, “Global Acquisitions” and “Global Acquisitions Corp.” refer specifically to Global Acquisitions Corp.

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

Corporate Information

Our principal executive offices are located at 1120 N. Town Center Dr #160, Las Vegas, Nevada 89144, and our telephone number is (702) 400-4005.

Corporate History

The Company was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, to All-American SportPark, Inc. on December 14, 1998, and to “Global Acquisitions Corporation” on February 15, 2021.

In December 1994, the Company completed an initial public offering of 1,000,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. The net proceeds to the Company from this public offering were approximately $3,684,000. The Class A Warrants expired unexercised on March 15, 1999.

On July 12, 1996, the Company entered into a lease agreement of land in Las Vegas, Nevada, on which the Company developed a Golf Center and All-American SportPark, (“SportPark”) properties. The SportPark opened for business in October 1998 and was disposed of in May 2001.

On June 15, 2011, the Company entered into a Stock Transfer Agreement with Saint Andrews pursuant to which the Company transferred 49% of the outstanding common stock of All-American Golf Center, Inc. (“AAGC”), a subsidiary of the Company, to Saint Andrews Golf Shop, Ltd. (“Saint Andrews”) in exchange for the cancellation of $600,000 of debt owed by the Company to Saint Andrews.

Saint Andrews is owned by Ronald S. Boreta, the Company's President and a Director, and John Boreta, his brother. John Boreta is a principal shareholder of the Company and became Director of the Company in 2012 and resigned in October 2024. The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s remaining 51% interest in AAGC, which constituted substantially all of the Company’s assets.  On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald S. Boreta and John Boreta (collectively, the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and the interest accrued thereon totaling $8,900,651.

In connection with the closing of the Transfer Agreement, AAGC assumed the obligation of the Company to pay Ronald S. Boreta for deferred salary which totaled $342,500. In addition, AAGC cancelled $4,267,802 in advances previously made by it to the Company to fund its operations.

Also in connection with the closing of the Transfer Agreement, entities controlled by the Boretas cancelled $1,286,702 owed to them by the Company. The Company cancelled $24,523 owed to the Company by entities controlled by the Boretas.

On October 18, 2016, the Company completed the closing of the Transfer Agreement for the sale and transfer of the Company’s 51% interest in AAGC, which constituted substantially all of the Company’s assets.

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

Current Plan of Operations

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

We also plan to offer co-branding opportunities to best of class facilities and partners to cross collaborate and promote aligned growth:

We also plan to launch a “Pickleball for All” charitable initiatives to introduce, grow, and develop pickleball in underserved and disadvantaged communities across the United States. We expect to work with best of class brands to provide access to our “Fun for Free” courts and equipment in public parks, schools, and other locations that will serve as home courts to communities across the country for social wellness, practice, learning, and pickleball fun for all. We plan to work with select merchandisers and retailers to create quality equipment and offer merchandise at price points which will appeal to beginners and families, with a portion of the revenue to be reinvested into the Pickleball for All program.

Competition

The pickleball and padel industries are highly fragmented. We expect to face competition for our planned physical facilities from fitness clubs and centers; the YMCA and similar non-profit organizations or community centers; physical fitness and recreational facilities established by local governments, hospitals and businesses; racquet, tennis, pickleball and other athletic centers; rental unit and condominium amenity centers; and country clubs. We expect to face competition for our planned content and media channels from other fitness-based content providers and other forms of media.

We also believe that barriers to entry in the relatively nascent pickleball and padel industry are relatively low. We expect that some of our current competitors have, and potential competitors may have, longer operating histories, and significantly greater financial, marketing and other resources than we do. In addition, business combinations and consolidation in and across the industries in which we compete could further increase the competition we face and result in competitors with significantly greater resources than us. These factors may adversely affect our business, financial condition and future operating results. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenues more effectively than we do.

Moving forward, we plan to compete with competitors based on our significant ties to Andre Agassi, one of the greatest tennis players of all time, who has transitioned into being a significant proponent of pickleball, and our plans designed around proprietary and curated content supported by planned sponsorships, brand relationships, live event hosting, e-commerce and merchandising, and licensing and media rights.

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

Recent Material Transactions

On July 3, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) with All American Golf Center, Inc. (the “Creditor”), pursuant to which the Creditor agreed to exchange shares of the Company’s common stock in consideration for the Creditor’s release of obligations of the Company to repay expenses in the aggregate amount of $593,670 (the “Payables”) for expenses of the Company previously paid by the Creditor.  Pursuant to the Purchase Agreement, the 1,495,390 shares of common stock to be issued by the Company to the Creditor upon consummation of the exchange was determined based upon an implied price per share of common stock, equal to $0.397. The Creditor is an existing significant stockholder of the Company that is owned and controlled by Ronald S. Boreta, President, Chief Executive Officer, Secretary, and a director of the Company, and John Boreta, a then director of the Company.

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

On March 6, 2025, the Board of Directors of the Company granted (a) warrants to purchase 500,000 shares of common stock to Justin Gimblestob and (b) warrants to purchase 250,000 shares of common stock to Darren Cahill, two consultants of the Company, in consideration for agreeing to provide advisory services to the Company (collectively, the “Consulting Warrants”). The Consulting Warrants have an exercise price of $1.70 per share and a term of five years. The Consulting Warrants vest immediately and are exercisable 1/2 on March 6, 2025 and 1/2 on September 6, 2025. The Consulting Warrants also allow for cashless exercises and customary anti-dilution rights for stock splits, dividends and similar transactions.

Effective on March 6, 2025, the Board of Directors of the Company, appointed Shawn Cable as the Chief Financial Officer (Principal Accounting/Financial Officer) of the Company (the “Appointment”), which Appointment was effective as of the same date. As a result of the Appointment, Ronald Boreta, the Chief Executive Officer (Principal Executive Officer) of the Company, stepped down from the role of Principal Accounting/Financial Officer and Treasurer of the Company, also effective on March 6, 2025.

The Company has agreed to pay Mr. Cable $75,000 per year, and to grant Mr. Cable warrants to purchase 100,000 shares of common stock with an exercise price of $1.70 per share and a term of five years. The warrants vest immediately and are exercisable 1/2 on March 6, 2025 and 1/2 on September 6, 2025 (the “CFO Warrants”). The CFO Warrants also allow for cashless exercises and customary anti-dilution rights for stock splits, dividends and similar transactions.

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

Employees

The Company currently has five employees.

Intellectual Property

Although we believe that our name is protected by applicable state common law trademark laws, we do not currently have any patents, concessions, licenses, royalty agreements, or franchises.

Government Regulations

Our planned operations will be subject to laws and regulations at federal, state, and local levels, including consumer protection laws, health and safety regulations, licensing requirements related to our planned facilities, environmental laws and regulations, the health and safety of our future employees and accessibility laws, regulations and laws related to the collection, use and security of personal information, and wage and hour and other labor and employment laws.

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

Summary Risk Factors

Risks Related to Our Planned Business Operations

•	We will require additional financing, and we may not be able to raise funds on favorable terms or at all, which raises questions about our ability to continue as a going concern.

•

We have no operating history in the court sports industry and have incurred significant operating losses since inception. We may never become profitable or, if achieved, be able to sustain profitability.

•	The court sport industry is highly competitive, and if the Company fails to compete effectively, it could have a material adverse effect on the Company.

•	Because we have a limited operating history our future operations may not result in profitable operations.

•	We rely on our management and if they were to leave our company our business plan could be adversely affected.

•	We do not currently have any employment agreements in place with management.

•	Our growth strategy involves planned operations in the pickleball and padel industries.

•

Unfavorable economic conditions, including as a result of inflation or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact our future results of operations, financial condition and cash flows.

•	Our business could be adversely affected by competition.

•

We could be subject to claims related to the construction or operation of our planned future facilities and the use or condition of our future planned premises, facilities, equipment, services, activities or products, which could have a negative effect on our results of operations and financial condition.

•	We may not be able to maintain the required type or level of insurance coverage on acceptable terms or at an acceptable cost.

•	We may not be able to compete successfully against present or future competitors.
6

•	Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

Regulatory, corporate governance and reporting risks:

•

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

•

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

Risks Relating to Our Common Stock

•	We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

•	The exercise of our outstanding warrants, and the sale of common stock upon exercise thereof, may adversely affect the trading price of our securities.

•

Our officers and directors beneficially own 33.5% of our outstanding common stock and exercise significant voting control over us, and together with Mr. Andre K. Agassi, hold majority voting control over the Company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

•	Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

•

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

•	Our common stock is considered a “penny stock” under SEC rules and it may be more difficult to resell securities classified as “penny stock.”

General risk factors:

•	Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

•	If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

•	If we make any acquisitions, they may disrupt or have a negative impact on our business.

•

We incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

•	We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

•	If persons engage in short sales of our common stock, the price of our common stock may decline.
7

Risk Factors

Risks Related to Our Planned Business Operations

We will require additional financing, and we may not be able to raise funds on favorable terms or at all, which raises questions about our ability to continue as a going concern.

Our independent auditors have indicated in their report on our December 31, 2024 and 2023 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements incorporated in this Annual Report have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. We had an accumulated deficit of $30,138,568, as of December 31, 2024. We expect to require additional funding in the future to continue our business plan, expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We have not generated any revenues for the years ended December 31, 2024 or 2023, and may never generate revenues, or profitable operations, in the future.

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

Our business could be adversely affected by competition.

We expect to compete with numerous industry participants. Competitors may also attempt to copy all or portions of our business model or services, which could erode our market share and brand recognition or impair our business and results of operations. It is also possible that competitors could introduce new products and services or new ways to provide those products and services that negatively impact consumer preference or willingness to pay for our future products and services. Certain competitors may have advantages over us including greater name recognition and/or resources, and non-profit and government organizations may be able to obtain land and construct facilities at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Additionally, consolidation in the industry could result in increased competition among participants. This competition may limit our ability to attract and retain members or to optimize our revenue, each of which could materially and adversely affect our business, results of operations and financial condition.

We could be subject to claims related to the construction or operation of our planned future facilities and the use or condition of our future planned premises, facilities, equipment, services, activities or products, which could have a negative effect on our results of operations and financial condition.

Use of our future planned premises, facilities, equipment, services, activities or products pose potential health or safety risks to members and guests. Claims may be asserted against us for loss, injury or death suffered by someone (including a minor child) using our future planned premises, facilities, equipment, services, activities or products. We could also face claims in connection with the construction of our planned facilities, as well as claims related to environmental matters or remediation. While we expect to carry insurance generally applicable to such claims, we will face exposure for losses within any self-insured retention or for uninsured damages.

We could also face claims for economic or other damages by future members, guests or employees, including consumer protection, wage and hour, or other statutory or common law claims arising from our business operations. Such claims may be uninsured or the proceeds of our insurance coverages for such claims may be insufficient to cover our losses fully. Depending upon the outcome, these matters may have a material adverse effect on our business, results of operations and financial condition.

We may not be able to maintain the required type or level of insurance coverage on acceptable terms or at an acceptable cost.

We may not be able to maintain insurance in the future for our operations, including general liability and property insurance, on acceptable terms or maintain a level of insurance that would provide adequate coverage against potential third-party liability, health and safety and other claims. An increase in the number of claims against similar companies generally or against us in particular may cause the cost of insurance for the industry as a whole or us in particular to rise, and comprehensive insurance coverage may become more difficult to attain. Any gaps in insurance or any increase in the cost of insurance may have a material adverse effect on our business, results of operations and financial condition.

We may not be able to compete successfully against present or future competitors.

We do not have the resources to compete with larger providers of similar planned services at this time.  With the limited resources we have available, we may experience great difficulties in expanding our operations.  Competition from existing and future competitors could result in our inability to secure funding to expand our business.  This competition from other entities with greater resources and experience may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on the availability of equity and debt financing.  Our cash flow from operations, if any, in the future may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy.  As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 4. Controls and Procedures”, as of December 31, 2024, our Chief Executive Officer has determined that our disclosure controls and procedures were not effective. Separately, as of December 31, 2024, management has identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $4.00 per share and as low as $0.17 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock. The trading price of our common stock could also be affected by:

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

As of the date of this Report, we had (a) 2,975,000 shares of common stock issuable upon exercise of warrants which have an exercise price of $0.40 per share; and (b) 850,000 shares of common stock issuable upon exercise of warrants which have an exercise price of $1.70 per share. The warrants have cashless exercise rights. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Because the warrants may also be exercised by way of a cashless exercise, meaning that the holders may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the warrants, we may not receive any funds upon the exercise of the warrants.

Our officers and directors beneficially own 33.5% of our outstanding common stock and exercise significant voting control over us, and together with Mr. Andre K. Agassi, hold majority voting control over the Company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our officers and directors currently own approximately 33.5% of the issued and outstanding shares of our common stock and our officers and directors and Mr. Andre K. Agassi, a consultant to the Company, beneficially own over a majority of our outstanding common stock. As a result, such persons control the shareholder vote. As a result, they have the ability to influence matters affecting our shareholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including (i) making amendments to our Articles of Incorporation; (ii) whether to issue additional shares of common stock and preferred stock, including to themselves; (iii) employment decisions, including compensation arrangements; (iv) whether to enter into material transactions with related parties; (v) election of directors; and (vi) any merger or significant corporate transactions, including with themselves or other related parties. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. The interests of our officers and directors and Mr. Agassi may not coincide with our interests or the interests of other shareholders.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Our common stock is considered a “penny stock” under SEC rules and it may be more difficult to resell securities classified as a “penny stock.”

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
14

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees (of which we currently have none) or customers (of which we currently have none) and violation of data privacy or security laws.

The Company’s cybersecurity environment is led by its Chief Executive Officer, who in addition to cybersecurity matters, oversees the Company’s IT infrastructure and is responsible for monitoring and managing the security of the Company's corporate network and enterprise systems, including technical controls, and safety protocols and responding to security threats. Our Chief Executive Officer reports to the Board of Directors, and the full Board of Directors is responsible for oversight of risks from cybersecurity threats.

The Company establishes safeguards for protecting the confidentiality, integrity, and availability of our data, technology, and information systems.

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

The Company’s corporate offices are located at 1120 N Town Center Drive, Suite 160, Las Vegas, Nevada 89144 in space shared with The Agassi Foundation which is provided to the Company without charge.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTC Pink Market maintained by OTC Markets under the symbol “AASP”.

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTC Pink Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Due to the fact that trading in our common stock is extremely sporadic, with multiple trading days where no trading occurs, and limited, with many trading days trading less than 3,000 shares of common stock, we believe the high and low sales prices below should not be relied upon as a basis for determining the value of our common stock.

12 Month Period Ended December 31, 2024	High	Low

Quarter ended December 31, 2024	$4.000	$0.710
Quarter ended September 30, 2024	1.820	0.173
Quarter ended June 30, 2024	0.405	0.172
Quarter ended March 31, 2024	0.510	0.211

12 Month Period Ended December 31, 2023	High	Low

Quarter ended December 31, 2023	$0.628	$0.112
Quarter ended September 30, 2023	0.240	0.144
Quarter ended June 30, 2023	0.300	0.130
Quarter ended March 31, 2023	0.493	0.130

Holders

The number of holders of record of the Company’s $0.001 par value common stock as of March 19, 2025 was approximately 582. This does not include shareholders who hold stock in their accounts at broker/dealers.

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

Recent Sales of Unregistered Securities.

There have been no sales of unregistered securities during the quarter ended December 31, 2024, and from the period from January 1, 2025 to the filing date of this Report which have not previously been disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management, see “Cautionary Statement Regarding Forward-Looking Information”. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2024 and 2023.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Plan of Operations

We had an accumulated deficit of $30,138,568 as of December 31, 2024. We may however require additional funding in the future. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate revenues.

Results of Operations

Results of Operations for the year ended December 31, 2024 Compared to the year ended December 31, 2023.

We generated no revenues for the year ended December 31, 2024 or 2023.

For the year ended December 31, 2024 and 2023, general and administrative expenses, consisting of stock-based compensation, salaries, legal fees, audit fees and miscellaneous administrative costs that totaled $793,749 and $69,875, respectively, an increase of $723,874 from the prior period, which increase was mainly the result of an increase in stock based compensation in connection with warrants issued to James Askew and AKA, LLC. In addition $40,000 in salary was paid to Ron Boreta in 2024. Legal fees totaling over $64,000 paid in 2024 contributed to the loss.

We had a net loss of $793,749 and $69,875, for the years ended December 31, 2024, and 2023, respectively, which net loss increased for the reason described above.

Liquidity and Capital Resources

                The following table summarizes our current assets, liabilities, and working capital at December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023	Increase / (Decrease)
			$

Current Assets	$2,319,280	$38	$2,319,242
Current Liabilities	$46,915	$610,287	$(563,372)
Working Capital (Deficit)	$2,272,365	($610,249)	$2,882,614

The increase of $2,882,614 in working capital was mainly due to an increase of $2,319,242 in cash, relating to cash raised in a private offering in November 2024, and a decrease in amounts due to related parties to $0 as of December 31, 2024, compared to $587,607 as of December 31, 2023, as a result of the terms of the Purchase Agreement, discussed above.

Cash Flows

We had $149,377 of net cash used in operating activities for the year ended December 31, 2024, which was mainly due to $793,749 of net loss, offset by $619,867 of stock-based compensation expense. We had $56,229 of net cash used in operating activities for the year ended December 31, 2023, which was mainly due to $69,875 of net loss, offset by $13,646 of accounts payable and accrued expenses.

We had $10,050 and $0 of net cash used in investing activities for the years ended December 31, 2024 and 2023, respectively, which was due to purchase of property and equipment in 2024.

We had $2,478,669 and $56,229 of net cash provided by financing activities for the years ended December 31, 2024 and 2023, respectively, which for the 2024 period was mainly due to the issuance of common stock pursuant to a private placement for net proceeds of $2,472,606 and for the 2023 period was mainly due to proceeds from related party in connection with shares issued in exchange for elimination of related party balance due.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, for the years ended December 31, 2024 and 2023, the Company had net loss of $793,749 and $69,875, respectively As of December 31, 2024, we had an accumulated deficit of $30,138,568. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

“Note 2. Summary of Significant Accounting Policies” in the Notes to Financial Statements in Part II, Item 8, of this Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Acquisitions Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Acquisitions Corporation (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

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
PCAOB ID 587
New York, NY
March 26, 2025

GLOBAL ACQUISITIONS CORPORATION

BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,319,242	$-
Prepaid expenses and other current assets	38	38
Total current assets	2,319,280	38
Property and equipment, net	9,780	-
Total assets	$2,329,060	$38

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$46,915	$22,680
Due to related parties	-	587,607
Total liabilities	46,915	610,287

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of both December 31, 2024 and 2023	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,785,056 and 5,658,123 shares issued and outstanding as of December 31, 2024 and 2023, respectively	9,785	5,658
Additional paid-in capital	32,410,928	28,728,912
Accumulated deficit	(30,138,568)	(29,344,820)
Total stockholders' equity (deficit)	2,282,145	(610,250)
Total liabilities and stockholders' equity (deficit)	$2,329,060	$38

  The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023
Net revenue	$-	$-

Operating expenses:
General and administrative	793,749	69,875
Total operating expenses	793,749	69,875

Loss from operations	(793,749)	(69,875)

Net loss	$(793,749)	$(69,875)

Weighted average common shares outstanding - basic and diluted	6,788,997	5,658,123
Net loss per common share - basic and diluted	$(0.12)	$(0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2022	5,658,123	$5,658	$28,728,912	$(29,274,944)	$(540,374)
Net loss	-	-	-	(69,875)	(69,875)
Balances at December 31, 2023	5,658,123	5,658	28,728,912	(29,344,819)	(610,250)
Shares issued pursuant to settlement of payables	1,495,390	1,495	592,175	-	593,670
Issuance of common stock pursuant to private placement	2,631,543	2,632	2,497,368	-	2,500,000
Offering costs		-	(27,394)	-	(27,394)
Stock-based compensation	-	-	619,867	-	619,867
Net loss	-	-	-	(793,749)	(793,749)
Balances at December 31, 2024	9,785,056	$9,785	$32,410,928	$(30,138,568)	$2,282,145

The accompanying notes are an integral part of these financial statements.

GLOBAL ACQUISITIONS CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(793,749)	$(69,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	270	-
Stock-based compensation expense	619,867	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	24,235	13,646
Net cash used in operating activities	(149,377)	(56,229)
Cash flows from investing activities:
Purchase of property and equipment	(10,050)	-
Net cash used in operating activities	(10,050)	-
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	2,472,606	-
Proceeds from related parties	6,063	56,229
Net cash provided by financing activities	2,478,669	56,229
Net change in cash and cash equivalents	2,319,242	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$2,319,242	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of cash flow information:
Shares issued pursuant to settlement of payables	$593,670	$-

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

c. BUSINESS ACTIVITIES

At this time, the Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to the Company by persons or firms who or which desire to seek the perceived advantages of a corporation whose securities are registered pursuant to the Exchange Act.  The Company will is currently focused on opportunities in the pickleball and padel industries.

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

b. PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment consists of computer equipment and depreciation expense is recognized using the straight-line method over the estimated useful life of five years for computer and equipment.

When assets are retired or otherwise disposed of, the cost, accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statements of operations in the period realized. Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred.

The following is a summary of property and equipment:

	As Of December 31
	2024	2023
Computers and equipment	$10,050	-
Accumulated depreciation	(270)	-
Property and equipment, net	$9,780	$-

Depreciation expense was $270 and $0 for the years ended December 31, 2024 and 2023, respectively.

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

At December 31, 2024, and 2023, the carrying amount of due to related party and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

e. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the year. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of December 31, 2024, we had 2,975,000 outstanding warrants to purchase shares of common stock.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the year. The weighted-average number of common shares used in the calculation of basic loss per share was 6,788,997 in 2024 and 5,658,123 in 2023, respectively.

f. RELATED PARTIES

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

g. STOCK-BASED COMPENSATION

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

h. SEGMENT INFORMATION

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Year Ended
	December 31,
	2024	2023
Total operating expenses	$793,749	$69,875

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

i. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07 (“Topic 280”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments were applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

The Company believes there was no other new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of the Company’s financial statements.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the years ended December 31, 2024 and 2023, the Company had a net loss of $793,749 and $69,875, respectively. As of December 31, 2024, the Company had an accumulated deficit of $30,138,568. These factors raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s management believes that its operations may not be sufficient to fund operating cash needs over at least the next 12 months. The Company may require additional funding in the future. The Company plans to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If the Company is unable to access additional capital moving forward, it may hurt its ability to grow and to generate revenues.

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

On July 3, 2024, the Company entered into a share purchase agreement with All American Golf Center, Inc., pursuant to which the Creditor agreed to exchange shares of the Company’s common stock in consideration for the Creditor’s release of obligations of the Company to repay expenses in the aggregate amount of $593,670 for expenses of the Company previously paid by the Creditor.  Pursuant to the Purchase Agreement, the 1,495,390 shares of common stock to be issued by the Company to the Creditor upon consummation of the exchange was determined based upon an implied price per share of common stock, equal to $0.397. The Creditor is an existing significant stockholder of the Company that is owned and controlled by Ronald S. Boreta, President, Chief Executive Officer, Secretary, and a director of the Company, and John Boreta, a then director of the Company. At December 31, 2024 and December 31, 2023, the total amounts owed to All-American Golf Center, Inc. were $0 and $587,607, respectively.

Effective on July 3, 2024, the Company issued 1,495,390 shares of common stock in exchange for the release of obligations of the Company to repay expenses in the aggregate amount of $593,670 (the “Payables”) for expenses of the Company previously paid by AAGC.

Also on July 3, 2024, the Company issued warrants to purchase 2,975,000 shares of common stock at an exercise price of $0.397 per share, (i) to James Askew, an individual, who was subsequently appointed as a member of the Board of Directors of the Company  (Warrants to purchase 2,269,583 shares of common stock), and (ii) to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi (Warrants to purchase 705,417 shares of common stock).  The Warrants vested immediately. The Warrants are exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives.

The Company also entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.

The Company’s corporate offices are located at 1120 N Town Center Drive, Suite 160, Las Vegas, Nevada 89144 in space shared with The Agassi Foundation, which is provided to the Company without charge.

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

The components of income tax provision (benefit) for the years ended December 31, 2024 and 2023 are as follow:

	2024	2023
Current taxes:
Federal	$—	$—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2024 and 2023 to the Company’s effective tax rate is as follows:

	2024	2023
U.S. Statutory tax rate	21.0%	21.0%
Change in valuation reserve on deferred tax assets	(21)%	(21)%

Income tax (provision) benefit	—%	—%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,330,190	$1,285,464

Total deferred tax assets	1,330,190	1,285,464
Valuation reserve	(1,330,190)	(1,285,464)

Net deferred tax assets (liability)	$—	$—

As of December 31, 2024 and 2023, the Company had available for income tax purposes approximately $6.3 million and $6.1 million respectively in federal net operating loss carry forwards, which may be available to offset future taxable income. These loss carry-forwards expire in 2024 through 2040. The Company may be limited by Internal Revenue Code Section 382 in its ability to fully utilize its net operating loss carry forwards due to possible future ownership changes. Management has established a 100% valuation allowance against the net deferred tax asset since it appears more likely than not that it will not be realized.

The provision (benefit) for income taxes attributable to income (loss) from continuing operations does not differ materially from the amount computed at the federal income tax statutory rate.

NOTE 7. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

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

In November 2024, the Company issued an aggregate of 2,631,543 shares of restricted common stock for gross proceeds of $2,500,000, or $0.95 per share, in a private placement. In connection with this offering, the Company incurred $27,394 in offering costs.

There were 9,785,056 and 5,658,123 shares of common stock issued and outstanding as of December 31, 2024 and 2023, respectively.

WARRANTS

The following is a summary of warrants for the year ended December 31, 2024:

	Warrants	Weighted Average Exercise Price	Instrinsic Value
Outstanding as of December 31, 2023	-	$-	$-
Granted	2,975,000	$0.40
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2024	2,975,000	$0.397	$7,000,175

Exerciseable as of December 31, 2023	-	$-
Exerciseable as of December 31, 2024	2,975,000	$0.40	$7,000,175

The weighted-average remaining term of the warrants outstanding was 4.51 years as of December 31, 2024.

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

The Company recognized $619,867 in stock-based compensation expense pertaining to these warrants during the year ended December 31, 2024, based on the vesting conditions noted above.

NOTE 8. SUBSEQUENT EVENTS

On January 7, 2025, the board of directors (the “Board”) of Global Acquisitions Corp. (the “Company”) adopted amended and restated bylaws of the Company (as amended and restated, the “Amended and Restated Bylaws”).

The Amended and Restated Bylaws include amendments to do the following: (i) allow for the Company to issue uncertificated/book-entry shares (previously the Bylaws were silent as to uncertificated shares); (ii) update the voting requirements at meetings of shareholders to be consistent with Nevada law, which provides for a proposal to be approved if the number of votes cast in favor of the action exceeds the number of votes cast in opposition to the action (previously the Bylaws provided for majority approval); (iii) provide for roles of additional officers of the Company, including Chief Executive Officer, Chief Financial Officer, Vice Presidents, Assistant Secretaries, Assistant Treasurers and others (the original Bylaws only provided for roles for a President, Secretary and Treasurer); (iv) update the principal address of the Company to be at such location within or without the State of Nevada as may be determined from time to time by resolution of the Board, instead of the fixed address set forth in the prior Bylaws; (v) update the informational and other requirements and procedures for any shareholder nominating individuals for election to the Board or proposing other business at a shareholder meeting, including to address the adoption by the Securities and Exchange Commission of “universal proxy” rules; (vi) provide that only the Chief Executive Officer, the Board, or the Chairman of the Board, may call special meetings of shareholders (previously the Bylaws were silent as to who could call meetings of shareholders); (vii) provide that in the absence of a quorum at any meeting or any adjournment thereof, (A) the Board, without a vote of the shareholders, may (1) postpone, reschedule, or cancel any previously scheduled annual meeting of shareholders and (2) postpone, reschedule, or cancel any previously scheduled special meeting of the shareholders called by the Board or management (but not by the shareholders); or (B) the holders of a majority of the shares of stock entitled to vote who are present, in person or by proxy, or, in the absence therefrom of all the shareholders, any officer entitled to preside at, or to act as secretary of, such meeting, may adjourn the meeting from time to time until a quorum shall be represented; (viii) clarify the steps required for shareholders to take action via a written consent to action without a meeting, including certain confirmation and inspection requirements associated therewith; (ix) clarify that meetings of shareholders and directors may take place through electronic communications, videoconferencing, teleconferencing or other available technology; (x) provide that the number of directors shall be no less than one and no more than fifteen (previously the Bylaws did not provide a limit on the total numbers of directors); (xi) provide that in the event that the Board elects a Chairman of the Board who is an employee of the Company, the Board may also elect a Lead Independent Director who shall preside at all meetings of the Board and shareholders at which he or she shall be present and the Chairman of the Board is not present and shall have and may exercise such powers as may, from time to time, be assigned to him or her by the Board, the Amended and Restated Bylaws or as may be provided by law; (xii) set forth procedures for the formation of Board committees; (xiii) expand upon the rights of indemnification and indemnification procedures for officers and directors of the Company, including that each Indemnitee (as described in the Amended and Restated Bylaws) shall be indemnified and held harmless by the Company to the fullest extent permitted by Nevada law; and (xiv) affect certain updates and modernization changes to the prior Bylaws. The Amended and Restated Bylaws also reflect certain other clarifying and/or conforming changes.

On March 6, 2025, the Board of Directors of the Company granted (a) warrants to purchase 500,000 shares of common stock to Justin Gimblestob and (b) warrants to purchase 250,000 shares of common stock to Darren Cahill, two consultants of the Company, in consideration for agreeing to provide advisory services to the Company (collectively, the “Consulting Warrants”). The Consulting Warrants have an exercise price of $1.70 per share and a term of five years. The Consulting Warrants vest immediately and are exercisable 1/2 on March 6, 2025 and 1/2 on September 6, 2025. The Consulting Warrants also allow for cashless exercises and customary anti-dilution rights for stock splits, dividends and similar transactions.

Effective on March 6, 2025, the Board of Directors of the Company, appointed Shawn Cable as the Chief Financial Officer (Principal Accounting/Financial Officer) of the Company (the “Appointment”), which Appointment was effective as of the same date. As a result of the Appointment, Ronald Boreta, the Chief Executive Officer (Principal Executive Officer) of the Company, stepped down from the role of Principal Accounting/Financial Officer and Treasurer of the Company, also effective on March 6, 2025.

The Company has agreed to pay Mr. Cable $75,000 per year, and to grant Mr. Cable warrants to purchase 100,000 shares of common stock with an exercise price of $1.70 per share and a term of five years. The warrants vest immediately and are exercisable 1/2 on March 6, 2025 and 1/2 on September 6, 2025 (the "CFO Warrants"). The CFO Warrants also allow for cashless exercises and customary anti-dilution rights for stock splits, dividends and similar transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial/accounting officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon such evaluation, the Chief Executive Officer has concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

With the participation of the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2024. Specifically our management determined that, as of December 31, 2024, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we add additional personnel or acquire or merge with another company.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our Executive Officer and Directors

Name	Age	Position	Date First Appointed as a Director

Ronald S. Boreta	62	President, Chief Executive Officer, Secretary and Director	March 1984
Shawn Cable	52	Chief Financial Officer	-
Steven Miller	81	Director	April 2013
James Askew	60	Director	October 2024

Our directors are elected annually (or as often as we hold meetings of stockholders) and will hold office until our next annual meeting of the stockholders and until their successors are elected and qualified. Officers hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of equity or cash. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

The business experience of our officers and directors is as follows:

Ronald S. Boreta, President, Chief Executive Officer, Secretary and Director

Ronald S. Boreta has served as President of the Company since 1992, Chief Executive officer (Principal Executive Officer) since August 1994, Principal Financial Officer from February 2004 through March 2025, and a Director since its inception in 1984. The Company employed him from its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of the Company located in San Francisco, California, until June 2016 when the Company transferred its interests in AAGC.  Since that time he has been employed by AAGC as its President.  Prior to his employment by the Company, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California, and had worked for two years in South San Francisco, California.

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

Shawn Cable, Chief Financial Officer

Mr. Cable has served as the Chief Financial Officer for both the Andre Agassi Foundation for Education, a 501 (c)(3) not-for-profit, private charity, an educational organization dedicated to transforming U.S. public education for underserved youth (the “Agassi Foundation”) and Agassi Enterprises Inc. (“Agassi Enterprises”) since 2008, and has also served as Secretary and Director of Agassi Enterprises since October 2009 and Treasurer of the Agassi Foundation since October 2009. Mr. Cable also currently serves as Chief Financial Officer of Blueprint Sports & Entertainment LLC, which provides software and services to Athletic Departments and Conferences, which position he has held since October 2022.

Prior to that, Mr. Cable worked for Syncon Homes, a regional real estate developer focused on residential homebuilding, commercial & golf course properties, where he was the Corporate Controller for all divisions. His primary responsibilities were financial reporting, project analysis and working with government agencies. Before Syncon Homes, Mr. Cable worked for a number of both publicly-held and private real estate development companies focused on residential and commercial development throughout the United States.

Mr. Cable earned his Bachelor of Science degree in Business Administration (Finance) from the University of Nevada, Las Vegas (UNLV) in 1995 and in 2000, earned his Masters in Business Administration, from UNLV.

Steven Miller, Director

Steven Miller has served as the Chief Executive Officer of Agassi Enterprises and Agassi Graf Holdings since January 2009.  He is responsible for the leadership and operation of two for-profit entities.  He is responsible for the coordination of business ventures, strategies and personnel evaluations, as well as managing and representing the Agassi Graf Lifestyle brand. Since January 2008, Mr. Miller has also served as CEO of the Andre Agassi Foundation for Education. In that capacity, he is responsible for the leadership and operation of the Foundation enterprise, and managing the financial portfolio.  From May 2008 to April 2010, Mr. Miller was the CEO of Power Plate International, and Executive Chairman of the Board of Directors.  He previously served as a senior analyst and adjunct professor at the University of Oregon’s Warsaw Sports Marketing Center; President of Devine Sports in Chicago; and President and CEO of the Professional Bowlers Association in Seattle.

Agassi ASI Group, LLC and Investment AKA, LLC currently hold approximately 25.9% of the Company's outstanding common stock. Both of these are limited liability companies whose members include Andre K. Agassi. The election of Mr. Miller to the Board of Directors may be considered to be a result of the relationship of Mr. Miller to Andre Agassi.

James Askew, Director

Since December 2023, Mr. Askew has served as Chairman, President, and Chief Executive Officer of Data Gumbo Intelligent Systems, Inc.  Since November 2020, Mr. Askew has served as an advisor of the Company.  Mr. Askew has been a co-founder and advisor to Verde Clean Fuels (Nasdaq:VGAS) since August 2020.  Mr. Askew has been an entrepreneur, investor, and capital markets advisor to various companies, primarily in the energy industry, with assets and operations in numerous jurisdictions throughout Africa and The America’s for more than thirty years.

Based upon his qualifications, Mr. Askew is considered qualified to work as a Director of the Company.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Arrangements between Officers and Directors

To our knowledge, there are no arrangements or understandings between our officers and directors and any other person pursuant to which our officers or directors were selected to serve as an officer or director of the Company.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

Our officers and directors were not involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 1120 N Town Center Drive, Suite 160, Las Vegas Nevada 89144, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics

We have adopted a Code of Ethics. The Code of Ethics applies to all officers, directors and employees and includes compliance and reporting requirements, and procedures for conflicts of interest.

We intend to disclose any amendments or future amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our corporate website within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees to date.

Board of Directors Meetings

During the year ending December 31, 2024, the Board held no formal meetings. The Company has not held an annual meeting in the last five years.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Insider Trading/Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build; however, while 'short sales' are discouraged by the Company, the Company does not currently have a policy prohibiting such transactions or any formal insider trading policy.

The Company has not adopted a formal insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company personnel that is reasonably designed to promote compliance with insider trading laws and applicable listing standards. The Company believes that due to its current limited operations and the unavailability of Rule 144 for the sale of the Company’s securities until no earlier than one year after it ceases to be a 'shell company', such policies are currently necessary. However, in the future, the Company plans to adopt policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws and applicable listing standards, if any. Additionally, the Company plans to follow procedures for the repurchase of any shares of its securities which will be reasonably designed to promote compliance with insider trading laws and applicable listing standards, if any.

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of awards of options or other equity securities in relation to the disclosure of material nonpublic information, the Board of Directors does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed.

Policy on Timing of Option Grants

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and does not plan to take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide shareholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its shareholders. The Company plans to provide its shareholders the right to vote on say-on-pay matters beginning at the next annual meeting of stockholders which the Company holds after this filing.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. We plan to implement a clawback policy in the future, if required, although we have not yet implemented such policy and are not yet required to.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all required Section 16(a) were timely filed during fiscal 2024.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, if any; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- Sation ($)	Total ($)

Ronald S. Boreta, President, Chief Executive Officer, Former Treasurer, Secretary and Director	2024	$40,000	$—	—	—	$—	$40,000
	2023	$—	$—	—	—	$—	$—

*

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

We do not have any outstanding options, warrants or other securities which provide for the issuance of additional shares of our common stock as compensation for services of directors or officers.

Employment Agreements; Outstanding Equity Awards; Key Man Insurance

Employment Agreements

The Company does not have any employment agreements in place with any of its executive officers. The Board of Directors, reserves the right to increase the salaries of our officer(s), and/or to grant them equity awards, including stock, options or other equity securities, from time to time, as additional compensation or bonuses.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2024; (ii) did not have any outstanding unvested equity awards as of December 31, 2024; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ended December 31, 2024.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

Compensation Of Directors

Directors who are not employees of the Company do not receive any fees for meetings that they attend, but they are entitled to reimbursement for reasonable expenses incurred while attending such meetings. In 2024, no compensation was paid to the Company’s directors for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of March 19, 2025 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 9,785,056 shares outstanding as of March 19, 2025, (ii) each of our directors, (iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 19, 2025, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 6730 South Las Vegas Boulevard, Las Vegas, Nevada 89119.

Name of Beneficial Owner	Number of Common Stock Shares Beneficially Owned		Percent Beneficial Ownership
Directors, Named Executive Officers and Executive Officers
Ronald S. Boreta	2,458,403	(1)	25.1%
Shawn Cable	50,000	(2)	* %
Steve Miller	34,000		* %
James M. Askew	1,134,792	(3)	10.4%
All executive officers and directors as a group (4 persons)	3,677,195	(1)(2)(3)	33.5%

Greater than 5% Stockholders
John Boreta(4)	2,447,909	(5)	25.0%
Andre K. Agassi(6)	1,941,876	(7)	19.2%
Nathan Low(8)	789,450		8.1%

* Less than 1%.

(1)

Includes (i) 602,229 shares of common stock held individually by Ronald S. Boreta; (ii) 360,784 shares of common stock held by the Boreta Enterprises, Ltd (“Enterprises”), of which Ronald S. Boreta is Managing Member and of which he owns 68.1% of the membership interests, and John Boreta (see footnote (3)) owns 30.1% of the membership interests; and (iii) 1,495,390 shares of common stock held by All-American Golf Center, Inc. (“AAGC”), of which Ronald S. Boreta is a director and 51% stockholder, and John Boreta is a director and 49% stockholder (see footnote (4)). Due to the above, each of Ronald S. Boreta and John Boreta may be deemed to share voting and dispositive control over the securities held by Enterprises and AAGC, and thus to share beneficial ownership of such securities. Ronald S. Boreta disclaims beneficial ownership of the securities held by Enterprises and AAGC, except to the extent of his pecuniary interest therein.

(2)

Includes warrants to purchase 50,000 shares of common stock with an exercise price of $1.70 per share, which have a term through March 6, 2030. Does not include warrants to purchase 50,000 shares of common stock with an exercise price of $1.70 per share, which have a term through March 6, 2030, which are exercisable by Mr. Cable, subject to certain requirements, beginning on September 6, 2025.

(3)

Includes warrants to purchase 1,134,792 shares of common stock with an exercise price of $0.3970 per share, which have a term through July 3, 2019. Does not include warrants to purchase 1,134,792 shares of common stock with an exercise price of $0.3970 per share, which have a term through July 3, 2029, which are exercisable by Mr. Askew, subject to certain requirements, beginning on July 3, 2025.

(4)

Address: c/o All-American Golf Center, Inc., 1120 N Town Center Drive, Suite160, Las Vegas, NV 89144. John Boreta is the brother of Ronald S. Boreta, our President, Chief Executive Officer, Secretary and Director.

44

(5)

Includes (i) 591,735 shares of common stock held individually by John Boreta; (ii) 360,784 shares of common stock held by the Boreta Enterprises, Ltd, of which Ronald S. Boreta is Managing Member and owns 68.1% of the membership interests (see footnote (1)), and John Boreta owns 30.1% of the membership interests, and (iii) 1,495,390 shares of common stock held by All-American Golf Center, Inc., of which Ronald S. Boreta is a director and 51% stockholder (see footnote (1)), and John Boreta is a director and 49% stockholder. Due to the above, each of Ronald S. Boreta and John Boreta may be deemed to share voting and dispositive control over the securities held by Enterprises and AAGC, and thus to share beneficial ownership of such securities. John Boreta disclaims beneficial ownership of the securities held by Enterprises and AAGC, except to the extent of his pecuniary interest therein.

(6)

Address: 1120 N. Town Center Drive, Suite 160, Las Vegas, Nevada 89144. Agassi Ventures, LLC, The Andre Agassi Trust and Andre K. Agassi own directly no shares of common stock, however, Andre K. Agassi, who is the manager of Agassi Ventures, LLC, may be deemed to share voting and dispositive power with respect to the shares of common stock held by AKA Investments, LLC (“AKA”) and The Andre Agassi Trust, which owns all of the interests in Agassi Ventures, LLC, may be deemed to share voting and dispositive power with respect to the shares held by Investments AKA, LLC. All information included in this footnote (6) and footnote (7), below, comes from the Schedule 13D/A filed with the SEC by Mr. Agassi, Agassi Ventures, LLC, The Andre Agassi Trust and AKA on July 12, 2024, which information we have not independently confirmed.

(7)

AKA holds 1,589,167 shares of common stock of the Company and warrants to purchase 352,709 shares of common stock with an exercise price of $0.3970 per share, which have a term through July 3, 2019. Does not include warrants to purchase 352,709 shares of common stock with an exercise price of $0.3970 per share, which have a term through July 3, 2029, which are exercisable by AKA, subject to certain requirements, on July 3, 2025.

(8)

 Address: 59 Putnam Blvd., Atlantic Beach, New York 11509. All information included in this footnote (8) comes from the Schedule 13G filed with the SEC by Mr. Low on February 11, 2025, which information we have not independently confirmed.

(9)	Address: 23515 NE Novelty Hill Rd Suite B221, Redmond, Washington 98053. The shares held by Battle Interactive Networks, Inc. are beneficially owned by Harry Samkange, its Chief Executive Officer.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2024, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders (1)	2,957,000	$0.3970	—
Total	2,957,000	$0.3970	—

(1)     On July 3, 2024, the Company issued warrants to purchase (a) 2,269,583 shares of common stock with an exercise price of $0.3970 per share to James Askew, an individual and (b) 705,417 shares of common stock to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi. The warrants are vested immediately. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date. The warrants were issued to the warrant holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the warrant holders in furtherance of the Company’s business objectives.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive Compensation”, there have been no transactions since January 1, 2023, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Party Transactions

The Company has received funding for operations from All American Golf Center, Inc., owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postage and salaries.

On July 3, 2024, the Company entered into a share purchase agreement with All American Golf Center, Inc., pursuant to which the Creditor agreed to exchange shares of the Company’s common stock in consideration for the Creditor’s release of obligations of the Company to repay expenses in the aggregate amount of $593,670 for expenses of the Company previously paid by the Creditor.  Pursuant to the Purchase Agreement, the 1,495,390 shares of common stock to be issued by the Company to the Creditor upon consummation of the exchange was determined based upon an implied price per share of common stock, equal to $0.397. The Creditor is an existing significant stockholder of the Company that is owned and controlled by Ronald S. Boreta, President, Chief Executive Officer, Secretary, and a director of the Company, and John Boreta, a then director of the Company. At December 31, 2024 and December 31, 2023, the total amounts owed to All-American Golf Center, Inc. were $0 and $587,607, respectively.

Also on July 3, 2024, the Company issued warrants to purchase 2,975,000 shares of common stock at an exercise price of $0.397 per share, (i) to James Askew, an individual, who was subsequently appointed as a member of the Board of Directors of the Company  (Warrants to purchase 2,269,583 shares of common stock), and (ii) to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi (Warrants to purchase 705,417 shares of common stock).  The Warrants vested immediately. The Warrants are exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives.

The Company also entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.

The Company’s corporate offices are located at 1120 N Town Center Drive, Suite 160, Las Vegas, Nevada 89144 in space shared with The Agassi Foundation, which is provided to the Company without charge.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our directors. In connection with the approval of the transactions described above, our directors took into account various factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors. On a moving forward basis, our directors will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, RBSM LLP, for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2024 and 2023, respectively, were:

Fee Category	2024	2023
Audit Fees (1)	$32,000	$29,000
Audit-related fees (2)	—	—
Tax fees (3)	5,000	5,000
All other fees (2)	—	—
Total Fees	$37,000	$34,000

(1) Represents services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

(2) We had no “audit-related fees” or “all other fees” for the years presented.

(3) Represents the aggregate fees billed for tax compliance and tax advice.

Audit fees incurred by the Company were pre-approved by the Board of Directors.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report:

(1)	Consolidated Financial Statements The financial statements and notes are included herein under “Part II”-“Item 8. Financial Statements and Supplementary Data”.

GLOBAL ACQUISITIONS CORP.

(2)	Consolidated Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits required by Item 601 of Regulation S-K
Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation Since Formation	[X]
3.2	Amended and Restated Bylaws of Global Acquisitions Corp.		8-K	3.1	1/10/2025	000-24970
4.1	Form of Warrant to Purchase Shares of Common Stock Dated July 3, 2024		8-K	4.1	7/5/2024	000-24970
4.2†	Global Acquisitions Corporation , Warrant to Purchase Common Stock dated March 6, 2025, issued to Shawn Cable		8-K	4.1	3/11/2025	000-24970
4.3	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Justin Gimblestob		8-K	4.2	3/11/2025	000-24970
4.4	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Darren Cahill		8-K	4.3	3/11/2025	000-24970
10.1	Purchase Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation, and All-American Golf Center, Inc.		8-K	10.1	7/5/2024	000-24970
10.2	Consulting Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation and James Askew		8-K	10.2	7/5/2024	000-24970
10.3	Form of Subscription Agreement for November 2024 Private Offering by Global Acquisitions Corporation and the Investors party thereto		8-K	10.1	11/8/2024	000-24970
14.1	Code of Ethics		10-KSB	14.1	4/15/2008	000-24970
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
32.1**	Certification of Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]
101.SCH*	XBRL Taxonomy Extension Schema Document	[X]
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	[X]
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	[X]
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	[X]
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	[X]
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	[X]

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

The Company does not have any subsidiaries.

The Company does not have an insider trading policy or a clawback policy.

ITEM 16. FORM 10–K SUMMARY.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there under duly authorized.

GLOBAL ACQUISTIONS CORPORATION.

Dated: March 26, 2025	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ronald S. Boreta	President, Chief Executive Officer (Principal Executive Officer), and Director	March 26, 2025
Ronald S. Boreta

/s/ Shawn Cable
Shawn Cable	Chief Financial Officer (Principal Financial Officer)	March 26, 2025

/s/ Steven Miller_______________	Director	March 26, 2025
Steven Miller

/s/ James Askew	Director	March 26, 2025
James Askew