Form 10-Q
period 2025-03-31
Agassi Sports Entertainment Corp.
filed 2025-05-14
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2025

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-24970

AGASSI SPORTS ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0203976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 N Town Center Drive, Suite 160 Las Vegas, Nevada	89144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 400-4005

Global Acquisitions Corporation

(Former name, if changed since last report)

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,785,056 shares of common stock are issued and outstanding as of May 7, 2025.

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
•

geopolitical events and regulatory changes; and the effect of changing interest rates and inflation, economic downturns and recessions, tariffs and trade wars, declines in economic activity or global conflicts;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	corporate governance risks;
•	the level of competition in our industry and our ability to compete;
•	our ability to respond to changes in our industry;
•	our ability to protect our intellectual property and not infringe on others’ intellectual property;
•	our ability to scale our business;
•	changes in laws and regulations;
•	the market for our common stock;
•	our ability to effectively manage our growth;
•	dilution to existing stockholders;
•	costs and expenses associated with being a public company;
•	risks of economic slowdowns and recessions;
•	changes in inflation and interest rates, supply constraints, and possible recessions caused thereby;
•	economic downturns both in the United States and globally;
•	risk of increased regulation of our operations; and
•	other risk factors included under “Risk Factors” below.

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

Part I – Financial Information

Item 1. Financial Statements

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Balance Sheets

	March 31,	December 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,071,481	$2,319,242
Prepaid expenses and other current assets	150	38
Total current assets	2,071,631	2,319,280
Property and equipment, net	9,285	9,780
Total assets	$2,080,916	$2,329,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,240	$46,915
Total liabilities	23,240	46,915

Commitments and contingencies	-	-

Stockholders' equity (deficit):	-	-

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of both March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,785,056 and 9,785,056 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	9,785	9,785
Additional paid-in capital	33,851,705	32,410,928
Accumulated deficit	(31,803,814)	(30,138,568)
Total stockholders' equity	2,057,676	2,282,145
Total liabilities and stockholders' equity	$2,080,916	$2,329,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ending March 31,
	2025	2024

Operating Expenses:

General and administrative expenses	$1,665,246	$12,911

Total operating expenses	1,665,246	12,911
Loss from operations	(1,665,246)	(12,911)

Net Loss	(1,665,246)	(12,911)

Weighted average number of common shares outstanding - basic and fully diluted	9,785,056	5,658,123

Net loss per share- basic and fully diluted	$(0.17)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	5,658,123	$5,658	$28,728,912	$(29,344,819)	$(610,249)

Net loss	-	-	-	(12,911)	(12,911)
Balance, March 31, 2024	5,658,123	$5,658	$28,728,912	$(29,357,730)	$(623,160)

Balance, December 31, 2024	9,785,056	$9,785	$32,410,928	$(30,138,568)	$2,282,145

Stock-based compensation	-	-	1,440,777	-	1,440,777
Net loss	-	-	-	(1,665,246)	(1,665,246)
Balance, March 31, 2025	9,785,056	$9,785	$33,851,705	$(31,803,814)	$2,057,676

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,665,246)	$(12,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	496	-
Stock-based compensation expense	1,440,777	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(112)	(112)
Accounts payable and accrued expenses	(23,676)	6,960
Net cash used in operating activities	(247,761)	(6,063)
Cash flows from financing activities:
Proceeds from related parties	-	6,063
Net cash provided by financing activities	-	6,063
Net change in cash and cash equivalents	(247,761)	-
Cash and cash equivalents at beginning of year	2,319,242	-
	2,071,481	-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a. ORGANIZATION

Agassi Sports Entertainment Corp. (the “Company”) was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and to “All-American SportPark, Inc.” (“AASP”) on December 14, 1998. Effective February 15, 2021, the name of the Company was changed to “Global Acquisitions Corporation.” On March 31, 2024, the Company legally changed its name from “Global Acquisitions Corporation” to “Agassi Sports Entertainment Corp.”

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s 51% interest in AAGC, which constituted substantially all of the Company’s assets. On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and accrued interest of $8,864,255. AAGC constituted substantially all of the Company’s assets and as a result of the closing of the Transfer Agreement, the Company now has no or nominal operations and no or nominal assets and is therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

c. BUSINESS ACTIVITIES

At this time, the Company is currently focused on opportunities in the pickleball and padel industries.

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

b. PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment consist of computer equipment and depreciation expense is recognized using the straight-line method over the estimated useful life of five years for computer and equipment.

When assets are retired or otherwise disposed of, the cost, accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statements of operations in the period realized. Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred.

The following is a summary of property and equipment:

	March 31,	December 31,
	2025	2024
Computer and equipment	$10,050	$10,050
Accumulated depreciation	(765)	(270)
Property and equipment, net	$9,285	$9,780

Depreciation expense was $ 496 and $0 - for the three months ended March 31, 2025 and 2024, respectively.

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

At March 31, 2025 and December 31, 2024, the carrying amount of accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

e. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of March 31, 2025, we had 3,825,000 outstanding warrants to purchase shares of common stock.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 9,785,056 and 5,568,123 for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended
	March 31,
	2025	2024
Total operating expenses	$1,665,246	$12,911

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

i. RECENT ACCOUNTING POLICIES

In November 2023, the FASB issued ASU 2023-07 (“Topic 280”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments were applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, for the three months ended March 31, 2025 and 2024, the Company had a net loss of $1,665,246 and $12,911, respectively. As of March 31, 2025, the Company had an accumulated deficit of $31,803,814. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

On July 3, 2024, the Company entered into a share purchase agreement with All American Golf Center, Inc., pursuant to which the Creditor agreed to exchange shares of the Company’s common stock in consideration for the Creditor’s release of obligations of the Company to repay expenses in the aggregate amount of $593,670 for expenses of the Company previously paid by the Creditor. Pursuant to the Purchase Agreement, the 1,495,390 shares of common stock to be issued by the Company to the Creditor upon consummation of the exchange was determined based upon an implied price per share of common stock, equal to $0.397. The Creditor is an existing significant stockholder of the Company that is owned and controlled by Ronald S. Boreta, President, Chief Executive Officer, Secretary, and a director of the Company, and John Boreta, a then director of the Company. At March 31, 2025 and December 31, 2024, the total amounts owed to All-American Golf Center, Inc. were $0.

Effective on July 3, 2024, the Company issued 1,495,390 shares of common stock in exchange for the release of obligations of the Company to repay expenses in the aggregate amount of $593,670 (the “Payables”) for expenses of the Company previously paid by AAGC.

Also on July 3, 2024, the Company issued warrants to purchase 2,975,000 shares of common stock at an exercise price of $0.397 per share, (i) to James Askew, an individual, who was subsequently appointed as a member of the Board of Directors of the Company (Warrants to purchase 2,269,583 shares of common stock), and (ii) to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi, a significant beneficial owner of the Company’s common stock (Warrants to purchase 705,417 shares of common stock). The Warrants vested immediately. The Warrants are exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives.

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

NOTE 6- CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

There were 5,000,000 shares of preferred stock, $0.001 par value per share authorized, with no shares issued and outstanding as of March 31, 2025 and December 31, 2024. The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2022, the number of authorized shares of common stock, $0.001 par value, was increased to 500,000,000 shares.

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

There were 9,785,056 and 9,785,056 shares of common stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

WARRANTS

The following is a summary of warrants for the three months ended March 31, 2025:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2024	2,975,000	$0.40	$7,000,175
Granted	850,000	$1.70
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2025	3,825,000	$0.69	$12,253,175

Exercisable as of December 31, 2024	2,975,000	$0.40	$7,000,175
Exercisable as of March 31, 2025	1,912,500	$0.69	$12,253,175

The weighted-average remaining term of the warrants outstanding was 4.41 years as of March 31, 2025.

On July 3, 2024, the Company issued warrants (the “Warrants”) to purchase Common Stock at an exercise price of $0.3970 per share, (i) to James Askew (“Askew”), an individual, for an aggregate of 2,269,583 shares of Common Stock, and (ii) at an exercise price of $0.3970 per share to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi, for an aggregate of 705,417 shares of Common Stock. The Warrants are vested immediately. The Warrants are exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives. The Company entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants. The fair value of the warrants was $619,867, which was recognized in stock-based compensation expense during the year ended December 31, 2024.

The Company, for consulting services agreed to be rendered, on March 6, 2025, issued to Darren Cahill, warrants to purchase up to 250,000 shares of the Company’s common stock, at the exercise price of $1.70 per share of common stock. The warrants expire on March 5, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants

The Company, for consulting services agreed to be rendered, on March 6, 2025, issued to Justin Gimblestob, warrants to purchase up to 500,000 shares of the Company’s common stock, at the exercise price of $1.70 per share of common stock. The warrants expire on March 5, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrant.

The Company, for services agreed to be rendered as the Company’s Chief Financial Officer, on March 6, 2025, issued to Shawn Cable, warrants to purchase up to 100,000 shares of the Company’s common stock, at the exercise price of $1.70 per share of common stock. The warrants expire on March 5, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The fair value of the warrants was $1,440,777, which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	4.06%
Expected term (in years)	5.00
Expected volatility	263.38%
Expected dividend yield	0.00%

The Company recognized $1,440,777 in stock-based compensation expense pertaining to these warrants during the three months ended March 31, 2025, based on the vesting conditions noted above.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events through May XX, 2025, the filing date of this Form 10-Q, and determined that there have been no subsequent events that occurred that would require adjustments to our disclosures in these unaudited condensed interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the matters described in, and incorporated by reference in, “Risk Factors”, below, and “Cautionary Statement Regarding Forward-Looking Statements”, above, and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 26, 2025 (the “2024 Annual Report”).

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

On March 25, 2025, the Company filed an amendment to the Company’s Articles of Incorporation, as amended (the “Amendment”) with the Secretary of State of the State of Nevada to change the name of the Company from “Global Acquisitions Corporation” to “Agassi Sports Entertainment Corp.” (the “Name Change”). The Name Change became effective at 12:01 A.M. EST on Monday, March 31, 2025. The Name Change was approved by the Board of Directors of the Company, which in accordance with Section 78.390(8) of the Nevada Revised States, can approve amendments to a Nevada corporation’s articles of incorporation, without the approval of the stockholders.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Agassi Sports Entertainment Corp.” refer specifically to Agassi Sports Entertainment Corp.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2025 and 2024.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

Recent Material Transactions

On March 6, 2025, the Board of Directors of the Company granted (a) warrants to purchase 500,000 shares of common stock to Justin Gimblestob and (b) warrants to purchase 250,000 shares of common stock to Darren Cahill, two consultants of the Company, in consideration for agreeing to provide advisory services to the Company (collectively, the “Consulting Warrants”). The Consulting Warrants have an exercise price of $1.70 per share and a term of five years. The Consulting Warrants vested immediately and are exercisable 1/2 on March 6, 2025 and 1/2 on September 6, 2025. The Consulting Warrants also allow for cashless exercises and customary anti-dilution rights for stock splits, dividends and similar transactions.

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

The Company agreed to pay Mr. Cable $75,000 per year, and to grant Mr. Cable warrants to purchase 100,000 shares of common stock with an exercise price of $1.70 per share and a term of five years. The warrants vest immediately and are exercisable 1/2 on March 6, 2025 and 1/2 on September 6, 2025 (the “CFO Warrants”). The CFO Warrants also allow for cashless exercises and customary anti-dilution rights for stock splits, dividends and similar transactions.

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

The Company has used to date, and plans to continue to use, the net proceeds from the Offering to advance business operations in the global racquet sports entertainment business, with an initial focus on consolidating, building and growing pickleball and Padel related opportunities, and for working capital and general corporate purposes.

Plan of Operations

We had a working capital surplus of $2,048,391 as of March 31, 2025; because, as discussed below, we raised $2.5 million in a private offering in November 2024. However, we expect to require funding in the future. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate revenues.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

                We generated no revenues for the three months ended March 31, 2025 or 2024.

                For the three months ended March 31, 2025 and 2024, we had general and administrative expenses, consisting of stock-based compensation, audit fees and miscellaneous administrative costs that totaled $1,665,246 and $12,911, respectively, an increase of $1,652,335 from the prior period, which increase was mainly the result of an increase in stock-based compensation in connection with warrants issued to Darren Cahill, Shawn Cable and Justin Gimblestob, as discussed above.

                We had a net loss of $1,665,246 and $12,911, for the three months ended March 31, 2025, and 2024, respectively, which net loss increased for the reason described above.

Liquidity and Capital Resources

                The following table summarizes our current assets, liabilities, and working capital at March 31, 2025 and December 31, 2024.

	March 31,	December 31,	Increase/
	2025	2024	(Decrease) $	%
Current assets	$ 2,071,631	$ 2,319,280	$ (247,649)	(10.7%)
Current liabilities	$ 23,240	$ 46,915	$ (23,675)	(50.5%)
Working capital	$ 2,048,391	$2,272,365	$ (218,003)	(9.9%)

                The decrease of $223,974 in working capital was mainly due to a decrease in cash as of March 31, 2025, compared to December 31, 2024, related to payroll and legal expenses paid during the period.

Cash Flows

                We had $247,761 of net cash used in operating activities for the three months ended March 31, 2025, which was mainly due to $1,665,246 in net loss, offset by $1,440,777 of stock-based compensation expense and $496 of depreciation expense.

                We had $6,093 of net cash used in operating activities for the three months ended March 31, 2024, which was due to $12,911 of net loss and $112 of prepaid expenses and other current assets, offset by $6,960 of accounts payable and accrued expenses.

                We had $6,063 of net cash provided by financing activities for the three months ended March 31, 2024, which was solely due to proceeds from related parties.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, we had an accumulated deficit of $31,803,814. In addition, the Company’s current assets exceed its current liabilities by $2,048,391 as of March 31, 2025.

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

“Note 2. Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 2. Summary of Significant Accounting Policies” in the Notes to Financial Statements in Part II, Item 8, of the 2024 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that is designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer (CEO) and principal financial/accounting officer (CFO), respectively, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our CEO (our Principal Executive Officer) and CFO (Principal Financial/Accounting Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial/Accounting Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective. That was because at March 31, 2025, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we raise additional funding and expand our operations.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024, filed with the Commission on March 26, 2025 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2025 and from the period from April 1, 2025 to the filing date of this Report that have not previously been disclosed in a Current Report on Form 8-K.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

                (c)           Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation Since Formation		10-K	3.1	3/26/2025	000-24970
3.2	Amended and Restated Bylaws of Global Acquisitions Corp.		8-K	3.1	1/10/2025	000-24970
3.3	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 25, 2025 and effective on March 31, 2025		8-K	3.1	3/31/2024	000-24970
4.1	Form of Warrant to Purchase Shares of Common Stock Dated July 3, 2024		8-K	4.1	7/5/2024	000-24970
4.2†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Shawn Cable		8-K	4.1	3/11/2025	000-24970
4.3	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Justin Gimblestob		8-K	4.2	3/11/2025	000-24970
4.4	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Darren Cahill		8-K	4.3	3/11/2025	000-24970
10.1	Purchase Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation, and All-American Golf Center, Inc.		8-K	10.1	7/5/2024	000-24970
10.2	Consulting Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation and James Askew		8-K	10.2	7/5/2024	000-24970
10.3	Form of Subscription Agreement for November 2024 Private Offering by Global Acquisitions Corporation and the Investors party thereto		8-K	10.1	11/8/2024	000-24970
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
32.1**	Certification of Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]
101.SCH*	XBRL Taxonomy Extension Schema Document	[X]
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	[X]
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	[X]
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	[X]
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	[X]
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	[X]

* Filed herewith.

** Furnished Herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Agassi Sports Entertainment Corp.

Date: May 14, 2025	By:	/s/ Ronald Boreta
Ronald Boreta
Chief Executive Officer, President and Treasurer
(Principal Executive Officer)