Form 10-Q
period 2025-06-30
Agassi Sports Entertainment Corp.
filed 2025-08-14
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  [ ]  No [X]

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,785,056 shares of common stock are issued and outstanding as of August 13, 2025.

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

Condensed Balance Sheets

	June 30,	December 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,704,878	$2,319,242
Prepaid expenses and other current assets	804	38
Total current assets	1,705,682	2,319,280
Property and equipment, net	8,783	9,780
Intangible asset, net	306,574	-
Total assets	$2,021,039	$2,329,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,990	$46,915
Total liabilities	15,990	46,915

Commitments and contingencies	-	-

Stockholders' equity (deficit):

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of both June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,785,056 and 9,785,056 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	9,785	9,785
Additional paid-in capital	34,134,992	32,410,928
Accumulated deficit	(32,139,728)	(30,138,568)
Total stockholders' equity	2,005,049	2,282,145
Total liabilities and stockholders' equity	$2,021,039	$2,329,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2025	2024	2025	2024

Operating Expenses:

General and administrative expenses	$335,914	$20,212	$2,001,160	$33,122

Total operating expenses	335,914	20,212	2,001,160	33,122
Loss from operations	(335,914)	(20,212)	(2,001,160)	(33,122)

Total Expense	(335,914)	(20,212)	(2,001,160)	(33,122)

Net Loss before provision for income tax	(335,914)	(20,212)	(2,001,160)	(33,122)

Net Loss	$(335,914)	$(20,212)	$(2,001,160)	$(33,122)

Weighted average number of common shares outstanding - basic and fully diluted	9,785,056	5,658,123	9,785,056	5,658,123

Net loss per share- basic and fully diluted	$(0.03)	$(0.00)	$(0.20)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	5,658,123	$5,658	$28,728,912	$(29,344,819)	$(610,249)
Net loss		-	-	(12,911)	(12,911)
Balance, March 31, 2024	5,658,123	$5,658	$28,728,912	$(29,357,730)	$(623,160)
Net loss		-	-	(20,212)	(20,212)
Balance, June 30, 2024	5,658,123	$5,658	28,728,912	(29,377,942)	(643,372)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	9,785,056	$9,785	$32,410,928	$(30,138,568)	$(2,282,145)
Stock-based compensation		-	1,440,777	-	1,440,777
Net loss		-	-	(1,665,246)	(1,665,246)
Balance, March 31, 2025	9,785,056	$9,785	$33,851,705	$(31,803,814)	2,057,676
warrants issued in acquisition of intangibles		-	283,287	-	283,287
Net loss		-	-	(335,914)	(335,914)
Balance, June 30, 2025	9,785,056	9,785	34,134,992	(32,139,728)	2,005,049

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,001,160)	$(33,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,709	-
Stock-based compensation expense	1,440,777	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(766)	(75)
Accounts payable and accrued expenses	(30,924)	1,023
Due from related party	-	7,806
Net cash used in operating activities	(589,364)	(24,368)
Cash flows from investing activities:
Acquisition of intangible asset	(25,000)	-
Net cash used in investing activities	(25,000)	-
Cash flows from financing activities:
Proceeds from related parties	-	24,368
Net cash provided by financing activities	-	24,368
Net change in cash and cash equivalents	(614,364)	-
Cash and cash equivalents at beginning of period	2,319,242	-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Warrants issued in acquisition of intangibles	$283,287	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a. ORGANIZATION

Agassi Sports Entertainment Corp. (the “Company”) was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and to “All-American SportPark, Inc.” (“AASP”) on December 14, 1998. Effective February 15, 2021, the name of the Company was changed to “Global Acquisitions Corporation.” On March 31, 2025, the Company legally changed its name from “Global Acquisitions Corporation” to “Agassi Sports Entertainment Corp.”

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s 51% interest in All-American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets. On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and accrued interest of $8,864,255. AAGC constituted substantially all of the Company’s assets and following the closing of the Transfer Agreement, the Company had no or nominal operations and no or nominal assets and was therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company remained a “Shell Company” until May 31, 2025, when the Company entered into that certain Trademark Acquisition Agreement dated May 31, 2025, discussed in greater detail below under Note 6.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2024 and notes thereto included in the Company's Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for interim periods may not be indicative of annual results.

c. BUSINESS ACTIVITIES

At this time, the Company is currently focused on opportunities in the pickleball and padel industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following is a summary of property and equipment:

	June 30,	December 31,
	2025	2024
Computer and equipment	$10,050	$10,050
Accumulated depreciation	(1,267)	(270)
Property and equipment, net	$8,783	$9,780

Depreciation expense was $501 and $0 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $997 and $0 for the six months ended June 30, 2025 and 2024, respectively.

c. INTANGIBLE ASSET

Intangible assets are amortized over the respective estimated lives on a straight-line basis, unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. Impairment charges, if any, are recorded in the period in which the impairment is detected. As of June 30, 2025, intangible asset consists of the trademark acquired from Patrick J. Rolfes and Ted Angelo (the “Sellers”), the owners of the trademark for “World Series of Pickleball” (the “Trademark”). Pursuant to the Trademark Acquisition Agreement, we acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock for the fair value of $283,287 (see Notes 6 and 7). The trademark is amortized over its estimated useful life of 15 years, which represents the estimated protection life of the asset.

Amortization expense was $1,713 for the six months ended June 30, 2025. The carrying value of the related asset remaining for amortization as of June 30, 2025 was $306,574.

d. IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not record any impairment losses on its long-lived assets as of June 30, 2025.

e. INCOME TAXES

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

f. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At June 30, 2025 and December 31, 2024, the carrying amount of accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

g. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of June 30, 2025, we had 3,875,000 outstanding warrants to purchase shares of common stock.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 9,785,056 and 5,568,123 for the three months ended June 30, 2025 and 2024, respectively. The weighted-average number of common shares used in the calculation of basic loss per share was 9,785,056 and 5,568,123 for the six months ended June 30, 2025 and 2024, respectively.

h. RELATED PARTIES

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

i. STOCK-BASED COMPENSATION

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

j. SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total operating expenses	335,914	20,212	2,001,160	33,122

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

k. RECENT ACCOUNTING POLICIES

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

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, for the six months ended June 30, 2025 and 2024, the Company had a net loss of $2,001,160 and $33,122, respectively. As of June 30, 2025, the Company had an accumulated deficit of $32,139,728. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

On July 3, 2024, the Company entered into a share purchase agreement with All American Golf Center, Inc., pursuant to which the Creditor agreed to exchange shares of the Company’s common stock in consideration for the Creditor’s release of obligations of the Company to repay expenses in the aggregate amount of $593,670 for expenses of the Company previously paid by the Creditor. Pursuant to the Purchase Agreement, the 1,495,390 shares of common stock to be issued by the Company to the Creditor upon consummation of the exchange was determined based upon an implied price per share of common stock, equal to $0.397. The Creditor is an existing significant stockholder of the Company that is owned and controlled by Ronald S. Boreta, President, Chief Executive Officer, Secretary, and a director of the Company, and John Boreta, a then director of the Company. At June 30, 2025 and December 31, 2024, the total amounts owed to All-American Golf Center, Inc. were $0.

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

NOTE 5 - COMMITMENTS

The Company has no commitments.

NOTE 6 - TRADEMARK ACQUISITION

On May 31, 2025, the Company entered into a Trademark Acquisition Agreement with Patrick J. Rolfes and Ted Angelo (the “Sellers”), the owners of the trademark for “World Series of Pickleball” (the “Trademark”). Pursuant to the Trademark Acquisition Agreement, we acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock (with warrants to purchase 25,000 shares granted to each seller)(the “Sellers Warrants”).

The Trademark Acquisition Agreement includes customary representations and indemnification obligations of the sellers, for a transaction of the size and type, as the Trademark acquisition. As additional consideration payable to each of the sellers, we agreed that during the lifetime of each of the sellers, we would furnish them an aggregate of six (6) VIP tickets to all World Series of Pickleball events produced by or on behalf of the Company.  Such tickets are subject to all the rules and regulations, including standards of behavior, applicable to tickets generally.

The Sellers Warrants have an exercise price of $5.75 per share (the closing sales price of the Company’s common stock on the last trading day prior to the entry into the Trademark Acquisition Agreement) and a three year term and are exercisable only on a cash basis. The Sellers Warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by either holder, with at least 61 days prior written notice to the Company.]

NOTE 7 - CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

There were 5,000,000 shares of preferred stock, $0.001 par value per share authorized, with no shares issued and outstanding as of June 30, 2025 and December 31, 2024. The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

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

There were 9,785,056 and 9,785,056 shares of common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

WARRANTS

The following is a summary of warrants for the six months ended June 30, 2025:

	Warrants	Weighted Average Exercise Price	Instrinsic Value
Outstanding as of December 31, 2024	2,975,000	$0.40	$7,000,175
Granted	900,000	$1.93
Exercised	-	-
Forfeited	-	-
Outstanding as of June 30, 2025	3,875,000	$0.75	$20,336,425

Exerciseable as of December 31, 2024	2,975,000	$0.40	$7,000,175
Exerciseable as of June 30, 2025	3,875,000	$0.75	$20,336,425

The weighted-average remaining term of the warrants outstanding was 4.14 years as of June 30, 2025.

On July 3, 2024, the Company issued warrants (the “Warrants”) to purchase Common Stock at an exercise price of $0.3970 per share, (i) to James Askew (“Askew”), an individual, for an aggregate of 2,269,583 shares of Common Stock, and (ii) at an exercise price of $0.3970 per share to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi, for an aggregate of 705,417 shares of Common Stock. The Warrants are vested immediately. The Warrants were exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives. The Company entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants. The fair value of the warrants was $619,867, which was recognized in stock-based compensation expense during the year ended December 31, 2024.

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

In connection with the Trademark Purchase Agreement discussed in greater detail under Note 5, the Company granted the Sellers warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of $5.75 per share (the closing sales price of the Company’s common stock on the last trading day prior to the entry into the Trademark Acquisition Agreement) and a three year term and are exercisable only on a cash basis. The warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by either holder, with at least 61 days prior written notice to the Company.

The fair value of the warrants was $1,724,064 which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	3.87% - 4.06%	4.33%
Expected term (in years)	3 years - 5 years	5.00
Expected volatility	263.38% - 279.43%	244.14%
Expected dividend yield	0.00%	0.00%

The Company capitalized $283,287 in intangible asset pertaining to these warrants on May 31, 2025, based on the vesting conditions noted above. The Company recognized $440,777 in stock-based compensation expense pertaining to these warrants during the six months ended June 30, 2025, based on the vesting conditions noted above.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated events through August 14, 2025, the filing date of this Form 10-Q, and determined that there have been no subsequent events that occurred that would require adjustments to our disclosures in these unaudited condensed interim financial statements, except as set forth below.

On July 2, 2025, the Company entered into a Statement of Work (the “SOW”) with IBM Norge AS (“IBM”), pursuant to which IBM agreed to support, and provide services to the Company in connection with, the Company’s goal of launching a state-of-the-art racquet sport experience, including design and digital product concept services.

The SOW sets forth project responsibilities, timelines and milestones. The project is expected to start on July 7, 2025, and to be completed on or before October 30, 2025, and the Company has agreed to pay IBM $75,000 in consideration for services rendered pursuant to the SOW, payable upon the completion of certain project milestones as described in greater detail in the SOW. The SOW may be terminated by either party with 30 days prior written notice.

On July 10, 2025, the Company entered into a Collaboration and Licensing Agreement (the “Collaboration Agreement”) with Sport Squad, Inc., which entity owns JOOLA.

Pursuant to the Collaboration Agreement, the parties confirmed their intention to identify various ventures (collectively “Ventures”, each a “Venture”) which they might pursue together. Each party may suggest a Venture to the other, and if there is mutual interest, the parties agree to discuss in good faith how they might best collaborate and how such Venture can best be brought to fruition, including the preferred path of development, production and exploitation. Neither party shall be obligated to pursue any particular Venture, or any specific number of Ventures.

Ventures may include, without limitation, the development of products or product lines, live events, exhibitions, competitions and tournaments, wellness projects, and content for exploitation in and across various media.  It is anticipated that certain Ventures will involve the use of iconic brands, logos, and related trademarks, and/or the name, image and likeness rights of various athletes and celebrities.  The acquisition or licensing of the rights in and to any brands, logos, and/or trademarks, and the name, image, and likeness (NIL) rights of celebrities and athletes will be the sole responsibility of the Company to obtain.

The Collaboration Agreement continues in effect until terminated by either party thereto with written notice to the non-terminating party and includes customary confidentiality obligations of the parties.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2025 and 2024.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

On May 31, 2025, the Company entered into a Trademark Acquisition Agreement with Patrick J. Rolfes and Ted Angelo (the “Sellers”), the owners of the trademark for “World Series of Pickleball” (the “Trademark”). Pursuant to the Trademark Acquisition Agreement, we acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock (with warrants to purchase 25,000 shares granted to each seller)(the “Sellers Warrants”).

The Trademark Acquisition Agreement includes customary representations and indemnification obligations of the sellers, for a transaction of the size and type, as the Trademark acquisition. As additional consideration payable to each of the sellers, we agreed that during the lifetime of each of the sellers, we would furnish them an aggregate of six (6) VIP tickets to all World Series of Pickleball events produced by or on behalf of the Company.  Such tickets are subject to all the rules and regulations, including standards of behavior, applicable to tickets generally.

The Sellers Warrants have an exercise price of $5.75 per share (the closing sales price of the Company’s common stock on the last trading day prior to the entry into the Trademark Acquisition Agreement) and a three year term and are exercisable only on a cash basis. The Sellers Warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by either holder, with at least 61 days prior written notice to the Company.

Together with its entry into, and the closing of the transactions contemplated by, the Trademark Acquisition Agreement, and its change in business focus as discussed above, the Company is no longer a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act), and effective on the date of the closing of the Trademark Acquisition Agreement, May 31, 2025, the Company ceased being a “shell Company”, and transitioned to being a start-up/development stage company. In connection therewith, the Company now has (i) a specific business plan and purpose which required significant expertise and dedication from management to develop, (ii) a conscionable plan of operations upon which it is executing, (iii) a clear revenue generation strategy, and (iv) the incurrence of operating expenses consistent with a Company that is in its development stage, each as discussed above, and in the 2024 Annual Report and below. Further, the Company has for some time been engaging in discussions and negotiations regarding brand and collaboration agreements, and has expended expenses towards those endeavors, and other tasks relating to the launch of its operating business.

We currently plan to create and manage unique content, building sports communities around entertainment, media, wellness, education, commerce, and charitable efforts.

By identifying opportunities for co-branding, partnering, and acquisitions, we plan to develop trusted brands in sports entertainment and bring them together under the Company’s brand.

Our business model is designed around proprietary and curated content supported by planned sponsorships, brand relationships, live event hosting, e-commerce and merchandising, and licensing and media rights.

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

Recent Material Transactions

On May 31, 2025, we entered into and closed the transactions contemplated by the Trademark Acquisition Agreement, discussed above.

On July 2, 2025, the Company entered into a Statement of Work (the “SOW”) with IBM Norge AS (“IBM”), pursuant to which IBM agreed to support, and provide services to the Company in connection with, the Company’s goal of launching a state-of-the-art racquet sport experience, including design and digital product concept services.

The SOW sets forth project responsibilities, timelines and milestones. The project is expected to start on July 7, 2025, and to be completed on or before October 30, 2025, and the Company has agreed to pay IBM $75,000 in consideration for services rendered pursuant to the SOW, payable upon the completion of certain project milestones as described in greater detail in the SOW. The SOW may be terminated by either party with 30 days prior written notice.

On July 10, 2025, the Company entered into a Collaboration and Licensing Agreement (the “Collaboration Agreement”) with Sport Squad, Inc., which entity owns JOOLA.

Pursuant to the Collaboration Agreement, the parties confirmed their intention to identify various ventures (collectively “Ventures”, each a “Venture”) which they might pursue together. Each party may suggest a Venture to the other, and if there is mutual interest, the parties agree to discuss in good faith how they might best collaborate and how such Venture can best be brought to fruition, including the preferred path of development, production and exploitation. Neither party shall be obligated to pursue any particular Venture, or any specific number of Ventures.

Ventures may include, without limitation, the development of products or product lines, live events, exhibitions, competitions and tournaments, wellness projects, and content for exploitation in and across various media.  It is anticipated that certain Ventures will involve the use of iconic brands, logos, and related trademarks, and/or the name, image and likeness rights of various athletes and celebrities.  The acquisition or licensing of the rights in and to any brands, logos, and/or trademarks, and the name, image, and likeness (NIL) rights of celebrities and athletes will be the sole responsibility of the Company to obtain.

The Collaboration Agreement continues in effect until terminated by either party thereto with written notice to the non-terminating party and includes customary confidentiality obligations of the parties.

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

Plan of Operations

We had a working capital surplus of $1,689,692 as of June 30, 2025; because, as discussed above, we raised $2.5 million in a private offering in November 2024. However, we expect to require funding in the future. We plan to raise additional required funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate revenues.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

We generated no revenues for the three months ended June 30, 2025 or 2024.

For the three months ended June 30, 2025 and 2024, we had general and administrative expenses, consisting of stock-based compensation, audit fees and miscellaneous administrative costs that totaled $335,914 and $20,212, respectively, an increase of $315,702 from the prior period. The increase was the result of an increase in expenses related to payroll costs and legal and consulting fees.

We had a net loss of $335,914 and $20,212, for the three months ended June 30, 2025, and 2024, respectively, which net loss increased for the reasons described above.

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

We generated no revenues for the six months ended June 30, 2025 or 2024.

For the six months ended June 30, 2025 and 2024, we had general and administrative expenses, consisting of stock-based compensation, audit fees and miscellaneous administrative costs that totaled $2,001,160 and $33,122, respectively, an increase of $1,968,038 from the prior period. The increase was the result of an increase in stock-based compensation totaling $1,440,777 in connection with warrants issued to Darren Cahill, Shawn Cable, and Justin Gimblestob, in consideration for consulting services agreed to be provided.. The remaining increase is related to payroll costs and legal and consulting fees.

We had a net loss of $2,001,161 and $33,122, for the six months ended June 30, 2025, and 2024, respectively, which net loss increased for the reasons described above.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at June 30, 2025 and December 31, 2024.

	June 30,	December 31,	Increase/
	2025	2024	(Decrease) $	%
Current assets	$1,705,682	$2,319,280	$(613,598)	-26.5%
Current liabilities	$15,990	$46,915	$(30,924)	-65.9%
Working capital surplus	$1,689,692	$2,272,365	$582,674	-25.6%

The decrease of $582,673 in working capital was mainly due to a decrease in cash as of June 30, 2025, compared to December 31, 2024, related to payroll and legal expenses paid during the period and operating expenses.

Cash Flows

We had $589,364 of net cash used in operating activities for the six months ended June 30, 2025, which was mainly due to $2,001,160 of net loss, offset by $1,440,777 of stock-based compensation expense and $2,709 of depreciation and amortization expense.

We had $24,368 of net cash used in operating activities for the six months ended June 30, 2024, which was due to $33,122 of net loss and $75 of prepaid expenses and other current assets, offset by $1,023 of accounts payable and accrued expenses and $7,806 due from related party.

We had $25,000 of net cash used in investing activities for the six months ended June 30, 2025, which was mainly due to acquisition of intangible asset of $25,000.

We had $24,368 of net cash provided by financing activities for the six months ended June 30, 2024, which was solely due to proceeds from related parties.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, we had an accumulated deficit of $32,139,728. In addition, the Company’s current assets exceed its current liabilities by $1,689,692 as of June 30, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our CEO (our Principal Executive Officer) and CFO (Principal Financial/Accounting Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial/Accounting Officer, concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective. That was because at June 30, 2025, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we raise additional funding and expand our operations.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024, filed with the Commission on March 26, 2025 (the “Form 10-K”), under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factors below which we have marked with an asterisk (*) reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.(*)

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $8.40 per share and as low as $0.35 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock. The trading price of our common stock could also be affected by:

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
24

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

The exercise of our outstanding warrants, and the sale of common stock upon exercise thereof, may adversely affect the trading price of our securities.(*)

As of the date of this Report, we have (a) 2,975,000 shares of common stock issuable upon exercise of warrants which have an exercise price of $0.397 per share; (b) 850,000 shares of common stock issuable upon exercise of warrants which have an exercise price of $1.70 per share; and (c) 50,000 shares of common stock issuable upon the exercise of warrants which have an exercise price of $5.75 per share. All of the  warrants other than the 50,000 with an exercise price of $5.75 per share, have cashless exercise rights. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Our Securities not currently eligible for sale under Rule 144 and any future sales of our securities may be adversely affected by our failure to file all reports required by the Exchange Act.(*)

Rule 144 as promulgated under the Securities Act is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a former shell company. As a result, our securities cannot be resold under Rule 144 unless certain conditions are met. These conditions are:

●	the issuer of the securities has ceased to be a shell company (we ceased to be a shell company on May 31, 2025);

●	the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act (we are currently subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act);

●

the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports (we have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months); and

●

one year has elapsed since the issuer has filed current ‘‘Form 10 information’’ with the Commission reflecting its  status as an entity that is no longer a shell company (we filed “Form 10 information” with the Commission reflecting our status as a non-shell company on June 4, 2025).

As discussed above, our Current Report on Form 8-K filed with the SEC on June 4, 2025 contained Form 10 information reflecting our status as an entity that is no longer a shell company, but one year must elapse from the filing date of that Current Report in order for our securities to be eligible for sale under Rule 144, provided the other conditions set forth above and in Rule 144 are satisfied. No assurance can be provided that we will be compliant with these conditions. If after one year has elapsed from the filing date of the Current Report we, as a former shell company, ever fail to file all reports and other materials required to be filed by Section 13 or 15 (d) of the Exchange Act, as applicable, during the preceding 12 months, our securities will not be eligible to be resold under Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it may be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Additionally, moving forward, our status as a former shell company could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Assuming we continue to meet the former shell company requirements of Rule 144 as discussed above, and following the one year anniversary of the date we have filed Form 10 information with the SEC, in general any restricted shares of common stock we issue or sell in the future will be eligible for sale pursuant to Rule 144 six months after issuance and payment in full for such shares, to the extent we continue to file periodic reports under the Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2025 and from the period from July 1, 2025 to the filing date of this Report that have not previously been disclosed in a Current Report on Form 8-K.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

                (c)           Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation Since Formation		10-K	3.1	3/26/2025	000-24970
3.2	Amended and Restated Bylaws of Global Acquisitions Corp.		8-K	3.1	1/10/2025	000-24970
3.3	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 25, 2025 and effective on March 31, 2025		8-K	3.1	3/31/2024	000-24970
4.1†	Form of Warrant to Purchase Shares of Common Stock Dated July 3, 2024		8-K	4.1	7/5/2024	000-24970
4.2†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Shawn Cable		8-K	4.1	3/11/2025	000-24970
4.3†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Justin Gimblestob		8-K	4.2	3/11/2025	000-24970
4.4	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Darren Cahill		8-K	4.3	3/11/2025	000-24970
4.5	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Patrick J. Rolfes		8-K	4.1	6/4/2025	000-24970
4.6†	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Ted Angelo		8-K	4.2	6/4/2025	000-24970
10.1	Purchase Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation, and All-American Golf Center, Inc.		8-K	10.1	7/5/2024	000-24970
10.2†	Consulting Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation and James Askew		8-K	10.2	7/5/2024	000-24970
10.3	Form of Subscription Agreement for November 2024 Private Offering by Global Acquisitions Corporation and the Investors party thereto		8-K	10.1	11/8/2024	000-24970
10.4	Trademark Acquisition Agreement dated May 31, 2025, by and between Agassi Sports Entertainment Corp., Patrick J. Rolfes and Ted Angelo		8-K	10.1	6/4/2025	000-24970
10.5	Statement of Work dated July 2, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS		8-K	10.1	7/9/2025	000-24970
10.6	Collaboration and Licensing Agreement entered into on July 10, 2025, by and between Agassi Sports Entertainment Corp. and Sport Squad, Inc. (JOOLA)		8-K	10.1	7/15/2025	000-24970
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
32.1**	Certification of Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]
101.SCH*	XBRL Taxonomy Extension Schema Document	[X]
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	[X]
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	[X]
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	[X]
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	[X]
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	[X]

 * Filed herewith.

** Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Agassi Sports Entertainment Corp.

Date: August 14, 2025	By:	/s/ Ronald Boreta
Ronald Boreta
Chief Executive Officer, President and Treasurer
(Principal Executive Officer)

