Form 10-Q
period 2025-09-30
Agassi Sports Entertainment Corp.
filed 2025-11-12
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2025

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 9,785,056 shares of common stock are issued and outstanding as of November 4, 2025.

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

Condensed Balance Sheets

	September 30,	December 31,
	2025	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$515,624	$2,319,242
Prepaid expenses and other current assets	801,030	38
Total current assets	1,316,654	2,319,280
Property and equipment, net	8,277	9,780
Intangible asset, net	301,436	-
Total assets	$1,626,367	$2,329,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$67,324	$46,915
Total liabilities	67,324	46,915

Commitments and contingencies	-	-

Stockholders' equity (deficit):

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of both September 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,785,056 and 9,785,056 shares issued and outstanding as of both September 31, 2025 and December 31, 2024	9,785	9,785
Additional paid-in capital	34,444,885	32,410,928
Accumulated deficit	(32,895,627)	(30,138,568)
Total stockholders' equity	1,559,043	2,282,145
Total liabilities and stockholders' equity	$1,626,367	$2,329,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2025	2024	2025	2024

Operating Expenses:

General and administrative expenses	$755,899	$637,013	$2,757,059	$670,135

Total operating expenses	755,899	637,013	2,757,059	670,135
Loss from operations	(755,899)	(637,013)	(2,757,059)	(670,135)

Total Expense	(755,899)	(637,013)	(2,757,059)	(670,135)

Net Loss before provision for income tax	(755,899)	(637,013)	(2,757,059)	(670,135)

Net Loss	$(755,899)	$(637,013)	$(2,757,059)	$(670,135)

Weighted average number of common shares outstanding - basic and fully diluted	9,785,056	7,136,898	9,785,056	6,151,048

Net loss per share- basic and fully diluted	$(0.08)	$(0.09)	$(0.28)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2023	5,658,123	$5,658	$28,728,912	$(29,344,819)	$(610,249)
Net loss		-	-	(12,911)	(12,911)
Balance, March 31, 2024	5,658,123	$5,658	$28,728,912	$(29,357,730)	$(623,160)
Net loss		-	-	(20,212)	(20,212)
Balance June 30, 2024	5,658,123	$5,658	28,728,912	(29,377,942)	(643,372)
Shares issued pursuant to settlement of due to related parties	1,495,390	1,495	592,175	-	593,670
Stock based compensation	-	-	619,867	-	619,867
Net Loss	-	-	-	(637,013)	(637,013)
Balances, September 30, 2024	7,153,513	7,153	29,940,954	(30,014,955)	(66,848)

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 31, 2024	9,785,056	$9,785	$32,410,928	$(30,138,568)	$(2,282,145)
Stock-based compensation		-	1,440,777	-	1,440,777
Net loss		-	-	(1,665,246)	(1,665,246)
Balance March 31, 2025	9,785,056	$9,785	$33,851,705	$(31,803,814)	2,057,676
Warrants issued in acquisition of intangibles		-	283,287	-	283,287
Net loss		-	-	(335,914)	(335,914)
Balance, June 30, 2025	9,785,056	9,785	34,134,992	(32,139,728)	2,005,049
Stock-based compensation	-	-	309,893	-	309,893
Net Loss	-	-	-	(755,899)	(755,899)
Balances at September 30, 2025	9,785,056	9,785	34,444,885	(32,895,627)	1,559,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,757,059)	$(670,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,354	-
Stock-based compensation expense	1,750,670	619,867
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(800,992)	(37)
Accounts payable and accrued expenses	(20,409)	(466)
Due from related party	-	(38,671)
Net cash used in operating activities	(1,778,618)	(89,442)
Cash flows from investing activities:
Acquisition of intangible asset	(25,000)	-
Net cash used in investing activities	(25,000)	-
Cash flows from financing activities:
Proceeds from related parties	-	89,442
Net cash provided by financing activities	-	89,442
Net change in cash and cash equivalents	(1,803,618)	-
Cash and cash equivalents at beginning of period	2,319,242	-
Cash and cash equivalents at end of period	$515,624	$-

Supplemental disclosure of cash flow information:

Supplemental disclosure of non-cash financing activities:
Warrants issued in acquisition of intangibles	$283,287	$-
Shares issued pursuant to settlement of payables	$-	$593,670

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

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s 51% interest in All-American Golf Center, Inc. (“AAGC”), which constituted substantially all of the Company’s assets. On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta and John Boreta (the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and accrued interest of $8,864,255. AAGC constituted substantially all of the Company’s assets and following the closing of the Transfer Agreement, the Company had no or nominal operations and no or nominal assets and was therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company remained a “Shell Company” until May 31, 2025, when the Company entered into that certain Trademark Acquisition Agreement dated May 31, 2025, discussed in greater detail below under Note 7.

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

b. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. CASH DEPOSITS

Time deposits represent interest-bearing deposits with financial institutions that have original maturities of greater than three months and are classified within “Prepaid expenses and other current assets” on the balance sheets due to their expected use within one year. Time deposits are recorded at cost, which approximates fair value due to their short-term maturities.

The Company monitors the creditworthiness of the financial institutions with which time deposits are placed and does not believe it is exposed to significant credit risk. The Company has not experienced any losses related to these instruments during the periods presented.

d. PROPERTY AND EQUIPMENT, NET

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

The following is a summary of property and equipment:

	September 30,	December 31,
	2025	2024
Computer and equipment	$10,050	$10,050
Accumulated depreciation	(1,773)	(270)
Property and equipment, net	$8,277	$9,780

Depreciation expense was $507 and $0 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $1,503  and $0 for the nine months ended September 30, 2025 and 2024, respectively.

e. INTANGIBLE ASSET

Intangible assets are amortized over the respective estimated lives on a straight-line basis, unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. Impairment charges, if any, are recorded in the period in which the impairment is detected. As of September 30, 2025, intangible asset consists of the trademark acquired from Patrick J. Rolfes and Ted Angelo (the “Sellers”), the owners of the trademark for “World Series of Pickleball” (the “Trademark”). Pursuant to the Trademark Acquisition Agreement, we acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock for the fair value of $283,287 (see Notes 7 and 8). The trademark is amortized over its estimated useful life of 15 years, which represents the estimated protection life of the asset.

Amortization expense was $5,138 and $6,851 for the three and nine months ended September 30, 2025, respectively. The carrying value of the related asset remaining for amortization as of September 30, 2025 was $301,436.

f. IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not record any impairment losses on its long-lived assets as of September 30, 2025.

g. INCOME TAXES

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

h. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At September 30, 2025 and December 31, 2024, the carrying amount of accounts payable, accrued liabilities and cash deposits approximates fair value because of the short maturity of these instruments.

i. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of September 30, 2025, we had 3,925,000 outstanding warrants to purchase shares of common stock.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 9,785,056 and 7,136,898 for the three months ended September 30, 2025 and 2024, respectively. The weighted-average number of common shares used in the calculation of basic loss per share was 9,785,056 and 6,151,048 for the nine months ended September 30, 2025 and 2024, respectively.

j. RELATED PARTIES

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

k. STOCK-BASED COMPENSATION

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

l. SEGMENT INFORMATION

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

m. RECENT ACCOUNTING POLICIES

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. We are assessing the impact of this guidance on our disclosures.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. For smaller reporting companies ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company has adopted ASU 2020-06 as of January 1, 2024. The adoption did not have a material impact on the Company’s financial statements on adoption

The Company believes there was no other new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of the Company’s financial statements.

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

NOTE 3 – SEGMENT REPORTING

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

Schedule of Segment Reporting

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Total operating expenses	$755,899	$637,013	$2,757,059	$670,135

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, for the nine months ended September 30, 2025 and 2024, the Company had a net loss of $2,757,059 and $670,135, respectively. As of September 30, 2025, the Company had an accumulated deficit of $32,895,627. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

On July 3, 2024, the Company entered into a share purchase agreement with All American Golf Center, Inc., pursuant to which the Creditor agreed to exchange shares of the Company’s common stock in consideration for the Creditor’s release of obligations of the Company to repay expenses in the aggregate amount of $593,670 for expenses of the Company previously paid by the Creditor. Pursuant to the Purchase Agreement, the 1,495,390 shares of common stock to be issued by the Company to the Creditor upon consummation of the exchange was determined based upon an implied price per share of common stock, equal to $0.397. The Creditor is an existing significant stockholder of the Company that is owned and controlled by Ronald S. Boreta, President, Chief Executive Officer, Secretary, and a director of the Company, and John Boreta, a then director of the Company. At September 30, 2025 and December 31, 2024, the total amounts owed to All-American Golf Center, Inc. were $0.

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

NOTE 6 –  COMMITMENTS

The Company has no commitments.

NOTE 7 – TRADEMARK ACQUISITION

On May 31, 2025, the Company entered into a Trademark Acquisition Agreement with Patrick J. Rolfes and Ted Angelo (the “Sellers”), the owners of the trademark for “World Series of Pickleball” (the “Trademark”). Pursuant to the Trademark Acquisition Agreement, the Company acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock (with warrants to  purchase 25,000 shares granted to each seller)(the “Sellers Warrants”).

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

NOTE 8 – CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

There were 5,000,000 shares of preferred stock, $0.001 par value per share authorized, with no shares issued and outstanding as of September 30, 2025 and December 31, 2024. The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

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

There were 9,785,056 and 9,785,056 shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

WARRANTS

The following is a summary of warrants for the nine months ended September 30, 2025:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2024	2,975,000	$0.40	$7,000,175
Granted	950,000	$2.16
Exercised	-	-
Forfeited	-	-
Outstanding as of September 30, 2025	3,925,000	$0.82	$17,225,675

Exercisable as of December 31, 2024	2,975,000	$0.40	$7,000,175
Exercisable as of September 30, 2025	3,925,000	$0.82	$17,225,675

The weighted-average remaining term of the warrants outstanding was 3.88 years as of September 30, 2025.

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

In connection with the Trademark Purchase Agreement discussed in greater detail under Note 6, the Company granted the Sellers warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of $5.75 per share (the closing sales price of the Company’s common stock on the last trading day prior to the entry into the Trademark Acquisition Agreement) and a three year term and are exercisable only on a cash basis. The warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by either holder, with at least 61 days prior written notice to the Company.

On July 31, 2025, the Company entered into a Services Agreement (the “Services Agreement”) with Moneta Advisory Partners, LLC (“Moneta”). Pursuant to the Services Agreement, Moneta agreed to provide us certain media and content-related services through December 31, 2025, unless earlier terminated in accordance with the terms of the Services Agreement. In consideration for agreeing to provide services under the Services Agreement, (a) we agreed to pay Moneta a one-time payment of $50,000 upon execution of the Services Agreement; and monthly payments of $25,000, beginning on the first day of the second month of the term and continuing through the remainder of the term; and (b) we granted Moneta a warrant to purchase 50,000 shares of the Company’s common stock (“Moneta Warrants”), which vested in full upon grant. The Moneta Warrants have an exercise price of $6.30 per share (the closing sales price of the Company’s common stock on the date the Services Agreement was entered into) and a three year term and are exercisable only on a cash basis. The warrants expire on July 31, 2028. The Moneta Warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by Moneta, with at least 61 days prior written notice to the Company.

The fair value of the warrants was $2,033,957 which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	3.87% - 4.06%	4.33%
Expected term (in years)	3 years - 5 years	5.00
Expected volatility	263.38% - 279.43%	244.14%
Expected dividend yield	0.00%	0.00%

The Company capitalized $283,287 in intangible asset pertaining to these warrants on May 31, 2025, based on the vesting conditions noted above. The Company recognized $1,750,670 in stock-based compensation expense pertaining to these warrants during the nine months ended September 30, 2025, based on the vesting conditions noted above.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events through November 11, 2025, the filing date of this Form 10-Q, and determined that there have been no subsequent events that occurred that would require adjustments to our disclosures in these unaudited condensed interim financial statements, except as set forth below.

On October 31, 2025, the Company entered into a Partnership Agreement for Consulting Services (the “Services Agreement”) and a Commitment Agreement (the “Commitment Agreement”) with IBM Norge AS (“IBM”). Pursuant to the Services Agreement, IBM will provide us certain consulting services to be described in one or more statements of work.  The first statement of work, entered into simultaneously with the Services Agreement (“SoW 1”), provides for IBM to create a website, mobile application, e-commerce, and A.I.-powered video analysis model for the Company (the “A.I. Model”) designed to serve the racquet sports community and create multiple revenue streams between November 1, 2025 and June 30, 2026, in exchange for a total payment of $2,134,716, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each of March through June 2026.  The Company is also required to reimburse certain travel expenses, living expenses, and reasonable expenses incurred by IBM in connection with the services provided under SoW 1.

Pursuant to the Commitment Agreement, once the mobile application is launched and based on revenue projections provided by IBM, the Company is obligated to purchase additional services from IBM Consulting, a business unit of IBM, over a period beginning on or before June 30, 2026 and ending on October 31, 2030 (the “Commitment Period”).  As additional consideration for IBM’s investment in providing the services under the Commitment Agreement, IBM will receive a performance bonus of between 2 and 2.5% (depending on the phase of services provided) of the Company’s net revenue derived from its agreements with IBM, minus costs from IBM. We have also agreed to discuss in good faith a possible appearance by Andre K. Agassi, the Company’s namesake and significant shareholder, at IBM, subject to Mr. Agassi’s approval. Additionally, IBM has agreed to provide us $2,953,000 in investments, including amounts provided in kind and in reduced rates, which is an IBM Consulting investment and not a cash investment, and IBM is not receiving any equity in the Company.

The Company has the right to terminate each of the Commitment Agreement and SoW 1 for convenience upon three months’ prior written notice to IBM, but any such termination will not be effective before the six-month anniversary of our entry into such agreement.  In addition, if the Company terminates the Commitment Agreement for convenience, the Company must pay IBM a fee.

The A.I. Model being built by IBM Consulting pursuant to the engagement discussed above will be owned by the Company.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2025 and 2024.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

On October 31, 2025, the Company entered into a Partnership Agreement for Consulting Services (the “Services Agreement”) and a Commitment Agreement (the “Commitment Agreement”) with IBM Norge AS (“IBM”). Pursuant to the Services Agreement, IBM will provide us certain consulting services to be described in one or more statements of work.  The first statement of work, entered into simultaneously with the Services Agreement (“SoW 1”), provides for IBM to create a website, mobile application, e-commerce, and A.I.-powered video analysis model for the Company (the “A.I. Model”) designed to serve the racquet sports community and create multiple revenue streams between November 1, 2025 and June 30, 2026, in exchange for a total payment of $2,134,716, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each of March through June 2026.  We are also required to reimburse certain travel expenses, living expenses, and reasonable expenses incurred by IBM in connection with the services provided under SoW 1. The agreements with IBM are discussed in greater detail in “Note 9. Subsequent Events” in Part I, Item 1 of this Form 10-Q.

We believe the partnership with IBM supports and will facilitate the acceleration of our mission to build a global commercial digital ecosystem around wellness, learning and entertainment. We expect the partnership, and the A.I. Model, to create strong and recurring revenue streams, while also fostering a fun, thriving and informative racquet sports community on a global scale under our iconic Agassi brand.

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

Plan of Operations

We had a working capital surplus of $1,249,330 as of September 30, 2025; because, as discussed above, we raised $2.5 million in a private offering in November 2024. . However, we expect to require funding in the future, including to complete payments due under our agreements with IBM, which require us to make payments to IBM under the Services Agreement and SoW 1 totaling approximately $2.1 million, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each of March through June 2026, as discussed above. We plan to raise additional required funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate revenues.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024.

                We generated no revenues for the three months ended September 30, 2025 or 2024.

                For the three months ended September 30, 2025 and 2024, we had general and administrative expenses, consisting of stock-based compensation, audit fees and miscellaneous administrative costs that totaled $755,899 and $637,013, respectively, an increase of $118,886 from the prior period. The increase was due to the $309,893 fair value of warrants issued in July 2025.

                We had a net loss of $755,899 and $637,013, for the three months ended September 30, 2025, and 2024, respectively, which net loss increased for the reasons described above.

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024.

                We generated no revenues for the nine months ended September 30, 2025 or 2024.

                For the nine months ended September 30, 2025 and 2024, we had general and administrative expenses, consisting of stock-based compensation, audit fees and miscellaneous administrative costs that totaled $2,757,059 and $670,135, respectively, an increase of $2,086,924 from the prior period. The increase is related to payroll costs, stock-based compensation, and legal and consulting fees associated with our change in business focus as discussed above.

                We had a net loss of $2,757,059 and $670,135, for the nine months ended September 30, 2025, and 2024, respectively, which net loss increased for the reasons described above.

Liquidity and Capital Resources

                The following table summarizes our current assets, liabilities, and working capital at September 30, 2025 and December 31, 2024.

	September 30,	December 31,	Increase/
	2025	2024	(Decrease) $	%
Current assets	$1,316,654	$2,319,280	$(1,002,626)	-43.2%
Current liabilities	$67,324	$46,915	$(20,409)	43.5%
Working capital surplus	$1,249,330	$2,272,365	$(1,023,035)	-45.0%

                The decrease of $1,023,035 in working capital was mainly due to a decrease in cash as of September 30, 2025, compared to December 31, 2024, related to payroll and legal expenses paid during the period and operating expenses.

Cash Flows

We had $1,778,618 of net cash used in operating activities for the nine months ended September 30, 2025, which was mainly due to $2,757,059 of net loss, offset by $1,750,670 of stock-based compensation expense and $8,354 of depreciation and amortization expense.

We had $89,442 of net cash used in operating activities for the nine months ended September 30, 2024, which was mainly due to $670,135 of net loss and $38,671 of due from related party, offset by $619,867 of stock based compensation.

We had $25,000 of net cash used in investing activities for the nine months ended September 30, 2025, which was mainly due to acquisition of intangible asset of $25,000.

We had $89,442 of net cash provided by financing activities for the nine months ended September 30, 2024, which was solely due to proceeds from related parties.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, we had an accumulated deficit of $32,895,627. In addition, the Company’s current assets exceed its current liabilities by $1,249,330 as of September 30, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our CEO (our Principal Executive Officer) and CFO (Principal Financial/Accounting Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial/Accounting Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective. That was because at September 30, 2025, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we raise additional funding and expand our operations.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.(*)

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $8.40 per share and as low as $0.95 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock. The trading price of our common stock could also be affected by:

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

The exercise of our outstanding warrants, and the sale of common stock upon exercise thereof, may adversely affect the trading price of our securities.(*)

As of the date of this Report, we have (a) 2,975,000 shares of common stock issuable upon exercise of warrants which have an exercise price of $0.397 per share; (b) 850,000 shares of common stock issuable upon exercise of warrants which have an exercise price of $1.70 per share; (c) 50,000 shares of common stock issuable upon the exercise of warrants which have an exercise price of $5.75 per share; and (d) 50,000 shares of common stock issuable upon the exercise of warrants which have an exercise price of $6.30 per share. All of the warrants other than the 50,000 with an exercise price of $5.75 per share and the 50,000 with an exercise price of $6.30 per share, have cashless exercise rights. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

●

the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports (we have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months); and

●

one year has elapsed since the issuer has filed current ‘‘Form 10 information’’ with the Commission reflecting its status as an entity that is no longer a shell company (we filed “Form 10 information” with the Commission reflecting our status as a non-shell company on June 4, 2025.

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

We will need to raise additional funding to fulfill our obligations under the IBM agreements, which may not be available on favorable terms, or at all.(*)

We are required to make payments to IBM under the Services Agreement and SoW 1 totaling approximately $2.1 million, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each of March through June 2026, as well as reimburse certain travel, living, and other expenses. The most likely source of these funds will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

● the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

● if we fail to obtain required additional financing to pay amounts to IBM, IBM may terminate its agreements with us, we may be unable to grow our business, we will need to delay or scale back our business plan, and/or reduce our operating costs, each of which would have a material adverse effect on our business, future prospects, and financial condition.

In addition, pursuant to the Commitment Agreement, we may be required to pay IBM a performance bonus equal to between 2% and 2.5% of net revenues generated from our arrangements with IBM, minus costs from IBM, but not other expenses or costs of such revenues, which may be significant. If we do not generate sufficient revenues, we may need to raise additional funds to satisfy these obligations. Additional funding may not be available on favorable terms or at all, and the failure to obtain necessary funding could adversely affect our business, financial condition, results of operations, and prospects.

The success of our transactions with IBM are uncertain and may not produce the anticipated benefits.(*)

The outcomes of our agreements with IBM, including the development of the A.I. Model and other services under SoW 1, are subject to significant uncertainties, including technical, operational, and market risks. We may not be able to generate sufficient revenues from the A.I. Model or other services to achieve our business objectives or justify the expenditures under the agreements. As a result, the anticipated benefits of these arrangements, including new revenue streams and strategic advantages, may not be realized, which could adversely affect our business, financial condition, and results of operations.

Our obligations under the IBM agreements may require substantial management attention and resources.(*)

The Services Agreement, SoW 1, and the Commitment Agreement will require us to devote significant management time, personnel, and financial resources to our relationship with IBM. This may divert attention and resources from other initiatives or opportunities that may be more immediately accretive to shareholders. Additionally, we may be required to hire or retain additional personnel or engage external advisors to support our obligations under the agreements. If we are unable to adequately manage these commitments, it could adversely affect our operations, growth prospects, and results of operations. Additionally, these efforts may not lead to the anticipated benefits, and any resources expended—whether time, personnel, or financial—may be lost, which could also adversely affect our operations, growth prospects, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025 and from the period from October 1, 2025 to the filing date of this Report that have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:

On July 31, 2025, we entered into a Services Agreement (the “Services Agreement”) with Moneta Advisory Partners, LLC (“Moneta”). Pursuant to the Services Agreement, Moneta agreed to provide us certain media and content-related services through December 31, 2025, unless earlier terminated in accordance with the terms of the Services Agreement.

In consideration for agreeing to provide services under the Services Agreement, (a) we agreed to pay Moneta a one-time payment of $50,000 upon execution of the Services Agreement; and monthly payments of $25,000, beginning on the first day of the second month of the term and continuing through the remainder of the term; and (b) we granted Moneta a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.30 per share (“Moneta Warrants”), which vested in full upon grant. Moneta was also granted customary piggyback registration rights in connection with the shares of common stock issuable upon exercise of the Moneta Warrants, subject to customary cutbacks and limitations imposed by underwriters or the Securities and Exchange Commission, beginning after the Rule 144 holding period has expired with respect to such shares. The Services Agreement may be terminated by either party at any time, with or without cause, upon written notice. In the event the Company terminates the agreement for cause (as defined in the Services Agreement), or if Moneta terminates the agreement, Moneta will forfeit any unvested or unpaid equity or bonus compensation due pursuant to the terms of the agreement. If Moneta terminates the agreement for cause (as defined in the Services Agreement), Moneta will retain all compensation issued or otherwise due.

The Services Agreement includes customary representations of the parties, confidentiality provisions, indemnification obligations, and non-solicitation and non-compete obligations restricting Moneta for two years following the termination of the Services Agreement.

The Moneta Warrants have an exercise price of $6.30 per share (the closing sales price of the Company’s common stock on the date the Services Agreement was entered into) and a three year term and are exercisable only on a cash basis. The Moneta Warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by holder, with at least 61 days prior written notice to the Company.

The Company claims an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act for the grant of the Moneta Warrants since the foregoing grant did not involve a public offering, the recipient was an “accredited investor” and took the securities for investment and not resale, and we took appropriate measures to restrict transfer. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

If exercised in full, a maximum of 50,000 shares of common stock would be issuable upon exercise of the Moneta Warrants.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

                (c)           Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement .”

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation Since Formation		10-K	3.1	3/26/2025	000-24970
3.2	Amended and Restated Bylaws of Global Acquisitions Corp.		8-K	3.1	1/10/2025	000-24970
3.3	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 25, 2025 and effective on March 31, 2025		8-K	3.1	3/31/2024	000-24970
4.1†	Form of Warrant to Purchase Shares of Common Stock Dated July 3, 2024		8-K	4.1	7/5/2024	000-24970
4.2†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Shawn Cable		8-K	4.1	3/11/2025	000-24970
4.3†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Justin Gimblestob		8-K	4.2	3/11/2025	000-24970
4.4	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Darren Cahill		8-K	4.3	3/11/2025	000-24970
4.5	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Patrick J. Rolfes		8-K	4.1	6/4/2025	000-24970
4.6†	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Ted Angelo		8-K	4.2	6/4/2025	000-24970
10.1	Purchase Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation, and All-American Golf Center, Inc.		8-K	10.1	7/5/2024	000-24970
10.2†	Consulting Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation and James Askew		8-K	10.2	7/5/2024	000-24970
10.3	Form of Subscription Agreement for November 2024 Private Offering by Global Acquisitions Corporation and the Investors party thereto		8-K	10.1	11/8/2024	000-24970
10.4	Trademark Acquisition Agreement dated May 31, 2025, by and between Agassi Sports Entertainment Corp., Patrick J. Rolfes and Ted Angelo		8-K	10.1	6/4/2025	000-24970
10.5	Statement of Work dated July 2, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS		8-K	10.1	7/9/2025	000-24970
10.6	Collaboration and Licensing Agreement entered into on July 10, 2025, by and between Agassi Sports Entertainment Corp. and Sport Squad, Inc. (JOOLA)		8-K	10.1	7/15/2025	000-24970
10.7#♦	Partnership Agreement for Consulting Services dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS		8-K	10.1	11/5/2025	000-24970
10.8#	Commitment Agreement dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS		8-K	10.2	11/5/2025	000-24970
10.9#♦	Statement of Work 1 (SOW 1) – Agassi Digital Transformation Partner, dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS		8-K	10.3	11/5/2025	000-24970
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
32.1**	Certification of Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]
101.SCH*	XBRL Taxonomy Extension Schema Document	[X]
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	[X]
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	[X]
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	[X]
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	[X]
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	[X]

* Filed herewith.

** Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or agreement.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) the Company customarily and actually treats that information as private or confidential.

♦ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Agassi Sports Entertainment Corp.

Date: November 12, 2025	By:	/s/ Ronald Boreta
Ronald Boreta
Chief Executive Officer, President and Treasurer
(Principal Executive Officer)

