Form 10-K
period 2025-12-31
Agassi Sports Entertainment Corp.
filed 2026-03-31
CIK 930245

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24970

Agassi Sports Entertainment Corporation

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

As of June 30, 2025, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $30,874,506 based on the last sale price reported for the registrant’s common stock on OTC Markets Group Inc. of $6.00 per share as of June 30, 2025. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed affiliates of the registrant. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares of common stock, $0.001 par value, outstanding on March 27, 2026 was 12,633,250 shares, not including 50,000 shares of common stock sold on March 30, 2026, as discussed in greater detail below under “Item 9B. Other Information”, which have not been issued to date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	our limited operating history, history of losses and lack of experience in certain aspects of our business, including the court sports industry;
•	our ability to continue as a going concern and to generate sufficient revenues to achieve and sustain profitability;
•

our need for additional capital to fund operations and satisfy obligations, including under agreements with the IBM Parties (defined below), the availability and terms of such financing and potential dilution to existing stockholders;

•

our ability to execute our business plan, including the development, launch and commercialization of our planned platform and mobile application, the timing and costs associated therewith and the extent to which we generate revenues from such initiatives;

•	the anticipated benefits of our arrangements with the IBM Parties and the extent to which such benefits are realized, as well as the demands such arrangements place on our management and resources;
•	the acceptance by consumers of our products and services and their willingness to adopt and pay for our offerings;
•	the size, growth and development of the markets in which we operate, including pickleball and padel, and for our planned platform and application;
•	our ability to compete effectively in a highly competitive and evolving industry and to respond to changes in market conditions and consumer preferences;
•

the impact of general economic, financial and business conditions, including inflation, interest rates, tariffs, trade policies, economic slowdowns or recessions and geopolitical events, on discretionary spending and demand for our products, services and events;

•

our ability to successfully plan, launch and operate events, including the planned World Series of Pickleball, including securing venues, obtaining permits, attracting sponsorships, partners and participants, and managing operational and logistical challenges;

•	risks related to injuries, accidents, security incidents or other liabilities arising from our operations or events and the adequacy of our insurance coverage;
•	disruptions to our information technology systems, cybersecurity threats and unauthorized access to data, and the resulting operational, legal and reputational risks;

•	risks associated with our use of artificial intelligence technologies, including regulatory, operational, reputational and competitive risks;
•	our ability to attract, retain and manage key personnel and to effectively manage our growth, including increased operational scale and complexity;
•	our ability to protect our intellectual property and avoid infringing on the intellectual property rights of others;
•	our ability to establish and maintain brand recognition and customer loyalty;
•	changes in laws, regulations and regulatory requirements applicable to our business;
•	corporate governance risks and risks related to being a public company, including increased costs and compliance obligations;
•	the concentration of ownership of our securities and its impact on corporate decision-making;
•	the market price and liquidity of our common stock; and
•	other risk factors included under “Risk Factors” below.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0000930245). Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is https://www.agassisports.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

The Company plans to use press releases and various social media channels, including its Instagram account (agassisportsentertainment), as additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information that the Company disseminates in press releases and on social media could be deemed to be material information, and the Company encourages investors, the media and others interested in the Company to review the business and financial information that the Company disseminates in press releases and on the social media channels identified above, as such information could be deemed to be material information. The contents on the Company’s website and its social media channels are not incorporated by reference in this Report.

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

Saint Andrews is owned by Ronald S. Boreta, the Company's Chief Executive Officer, President and a Director, and John Boreta, his brother. John Boreta is a former principal shareholder of the Company and became a Director of the Company in 2012 and resigned in October 2024. The debt owed by the Company to Saint Andrews was from advances made in the past by Saint Andrews to provide the Company with working capital.

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

Current Plan of Operations

We currently plan to create and manage unique content, building sports communities around entertainment, media, wellness, education, commerce, and charitable efforts, with the goal of becoming a leading media and entertainment company in the world of racket sports.

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

We currently plan to undertake the following, funding permitting:

Digital Platform

                As discussed in greater detail below under “Material Agreements/Transactions —Statement of Work, —Partnership Agreement for Consulting Services and — IBM Embedded Solution Agreement”, the Company has entered into several agreements with IBM Norge AS and International Business Machines Corporation (collectively, the “IBM Parties”), pursuant to which such entities have agreed to help us create an artificial intelligence (AI)-powered comprehensive digital platform designed to serve as the premier online community and wellness hub for enthusiasts of racket sports, including tennis, padel, and pickleball (the “Platform”). The Platform is initially expected to be accessible through the Company’s website and in the future to be accessible as a mobile application (the “App”).

The Platform is expected to be called “Agassi Intelligence”, and be structured as a digital ecosystem designed to support player development, community engagement, and personalized experiences across racquet sports. The Platform is expected to include AI-powered coaching, swing analysis, and tailored equipment recommendations, beginning with tennis and expanding into pickleball and padel through a phased release strategy.

The Platform is currently also expected to include what we are calling “Darren AI”, which will allow users to change with an AI agent coded to think like Darren Cahill, Andre Agassi’s former coach.

Our planned subscription-based Platform will aim to foster a holistic approach to racket sports participation, emphasizing not only performance tracking but also physical, mental, and social well-being.

Key features of the platform are expected to include:

•

Performance logging and analytics, enabling users to record matches, practice sessions, drills, and cross-training activities, with integration capabilities for wearables such as Apple Watch and Garmin devices to capture detailed statistics including time on court, rally counts, heart rate, training load, and shot speed.

•

A robust community and social layer that is expected to allow users to follow friends, teammates, and local players; share match summaries, highlights, and achievements; and participate in challenges, leaderboards, and rankings at local club, city, and global levels, inspired by legendary figures such as Andre Agassi and Stefanie Graf, our largest stockholder and Brand Partner, respectively.

•

Premium coaching and educational content, featuring short-form instructional videos and masterclasses drawing from the philosophies of prominent racket sports icons, along with curated training plans tailored to various skill levels from beginner to advanced, live question-and-answer sessions, ask-me-anything events, and occasional virtual interactions with professional players and coaches.

•

Play and partner discovery functionality to connect users with compatible playing partners based on location, skill rating, and preferred racket sport, with planned future integrations (in later development phases) for direct booking with club facilities and event systems.

Through these integrated elements, the Platform will seek to position itself as the primary destination for racket sports health and wellness, extending beyond traditional scorekeeping or competition to support users' overall physical fitness, mental resilience, and social connections within the racket sports ecosystem.

Our platform has two main AI powered products, Swing Analysis AI and AI Coaching LLM.

•

Our swing analysis is built using both open source and publicly available (licensable) computer vision models, and proprietary and internally developed models. The publicly available models power key point and object detection from video, where we can mitigate risk and try different models, or change licenses if needed. The proprietary models analyze the extracted data to provide personalized feedback to a user in a mobile app, these models have a carefully designed data pipeline which utilize the extracted key point data, which hence qualifies the utility of the open source models.

•

The LLM experience is created in partnership with IBM & Delphi (proprietary technology from partners, respectively), handling the majority of the performance of the LLM experience for users. Our input to this model is carefully selected training data for text and voice, which helps us ensure the expected quality in coaching for users. We use a proprietary hierarchical coaching methodology on top of the extracted data in (1) to create a unique experience for the user. The methodology is not an AI model but helps us mitigate both risk and hallucination from the LLM experience, by selecting and translating core coaching principles that we agree with.

The Platform, which is currently in beta testing, is currently planned to launch by the end of the second quarter of 2026, with a staggered roll-out of e-commerce (tennis racquets, paddles, sports nutrition, etc.), a personalized racquet/paddle recommender and an AI coaching model.

The App launch is anticipated to occur in the third or fourth quarter of 2026, and is planned to include the same coaching AI feature, as well as swing analysis feedback, motivational challenges, progress tracking, and social sharing. While it is expected to initially focus on tennis, the Company’s current goal is to expand all features of the app to pickleball and padel, in the future, with the goal of helping position the platform as a single hub for racquet sports.

The estimated cost for the digital platform is segmented into two elements.  The first is the launch of “Darren AI”.  The costs associated with that launch are estimated to be $100,000.  The second is the launch of “Agassi Intelligence”, which we estimate to cost a total of approximately $2,400,000 to implement.  Currently, IBM is in final development of the platform.

                We hope that the Platform and App will create strong and recurring revenue streams, while also fostering a fun, thriving and informative racquet sports community on a global scale under the iconic Agassi brand.

World Series of Pickleball

                As discussed in greater detail below under “Material Agreements/Transactions—Trademark Acquisition Agreement”, on May 31, 2025, we acquired the rights to the trademark for “World Series of Pickleball” (the “Trademark”).

                Our current plans include launching the World Series of Pickleball, which is intended to be a new championship property owned and developed by the Company.

                The Company hopes that the World Series of Pickleball, which is planned to feature a marquee open, a team-based championship week welcoming players of all skill levels from around the world, with prize purses and global celebrity participants, including involvement from Andre Agassi, alongside everyday competitors and professionals who choose to enter. The World Series of Pickleball is planned to be headquartered and launched in Las Vegas. The multi-day event is expected to bring together competitors from across the globe, supported by planned premium production, hospitality programming, and integrated media distribution which is expected to be designed to deliver a world-class experience for fans and partners.

The Company intends for the World Series of Pickleball to serve as a long-term commercial platform encompassing sponsorship, media rights, ticketing, hospitality, and strategic brand partnerships, and the Company is currently pursuing relationships with leading hospitality and media organizations to support distribution, audience growth, and sustained commercial expansion.

To date, the planning and production of the World Series of Pickleball is in its initial stages, and the Company does not currently have a timeline for the initial event, and has not entered into any material agreements in connection therewith, other than with service providers who are helping the Company plan the event, including TEAM Marketing AG, a Switzerland-based global leader in the development, sales and delivery of world-class sports events.

Costs associated with the World Series of Pickleball are expected to have a minimal impact on the Company’s cash flow because of expected sponsorship agreements which we hope to enter into in connection with such planned event. As a result, we currently anticipate that substantially all expenses associated with the planned event will be covered by those agreements and associated sponsorship revenue sources.

Facilities; Programs and Content

                The following are in the early stages of development, and we expect the World Series of Pickleball and our planned digital platform to take priority in the coming months:

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

Material Agreements/Transactions

Trademark Acquisition Agreement

On May 31, 2025, the Company entered into a Trademark Acquisition Agreement with Patrick J. Rolfes and Ted Angelo (the “Sellers”), the owners of the trademark for “World Series of Pickleball”. Pursuant to the Trademark Acquisition Agreement, we acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock (with warrants to purchase 25,000 shares granted to each seller)(the “Sellers Warrants”).

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

Together with its entry into, and the closing of the transactions contemplated by, the Trademark Acquisition Agreement, and its change in business focus as discussed above, the Company is no longer a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act), and effective on the date of the closing of the Trademark Acquisition Agreement, May 31, 2025, the Company ceased being a “shell Company”, and transitioned to being a start-up/development stage company. In connection therewith, the Company now has (i) a specific business plan and purpose which required significant expertise and dedication from management to develop, (ii) a conscionable plan of operations upon which it is executing, (iii) a clear revenue generation strategy, and (iv) the incurrence of operating expenses consistent with a Company that is in its development stage, each as discussed below.

Consulting Agreements

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

Moneta Advisory Services Agreement

On July 31, 2025, the Company entered into a Services Agreement (the “Services Agreement”) with Moneta Advisory Partners, LLC (“Moneta”). Pursuant to the Services Agreement, Moneta agreed to provide us certain media and content-related services through December 31, 2025 , unless earlier terminated in accordance with the terms of the Services Agreement. In consideration for agreeing to provide services under the Services Agreement, (a) we agreed to pay Moneta a one-time payment of $50,000 upon execution of the Services Agreement; and monthly payments of $25,000, beginning on the first day of the second month of the term and continuing through the remainder of the term; and (b) we granted Moneta a warrant to purchase 50,000 shares of the Company’s common stock (“Moneta Warrants”), which vested in full upon grant. The Moneta Warrants have an exercise price of $6.30 per share (the closing sales price of the Company’s common stock on the date the Services Agreement was entered into) and a three year term and are exercisable only on a cash basis. The warrants expire on July 31, 2028. The Moneta Warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by Moneta, with at least 61 days prior written notice to the Company. Payments under the agreement are currently suspended while the Company confirms the timing for required deliverables.

Statement of Work

On July 2, 2025, the Company entered into a Statement of Work (the “SOW”) with IBM Norge AS (“IBM”), pursuant to which IBM agreed to support, and provide services to the Company in connection with, the Company’s goal of launching a state-of-the-art racquet sport experience, including design and digital product concept services.

The SOW sets forth project responsibilities, timelines and milestones. The project is expected to start on July 7, 2025, and to be completed on or before October 30, 2025, and the Company has agreed to pay IBM $75,000 in consideration for services rendered pursuant to the SOW, payable upon the completion of certain project milestones as described in greater detail in the SOW. The SOW may be terminated by either party with 30 days prior written notice.  The SOW was completed and $75,000 was paid in 2025.

Collaboration and Licensing Agreement

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

No Ventures have been identified as of the date of this Report.

Partnership Agreement for Consulting Services

On October 31, 2025, the Company entered into a Partnership Agreement for Consulting Services (the “Services Agreement”) and a Commitment Agreement (the “Commitment Agreement”) with IBM. Pursuant to the Services Agreement, IBM will provide us certain consulting services to be described in one or more statements of work.  The first statement of work, entered into simultaneously with the Services Agreement (“SoW 1”), provides for IBM to create a website, mobile application, e-commerce, and A.I.-powered video analysis model for the Company (the “A.I. Model”) designed to serve the racquet sports community and create multiple revenue streams between November 1, 2025 and June 30, 2026, in exchange for a total payment of $2,134,716, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each month of March through June 2026.  We are also required to reimburse certain travel expenses, living expenses, and reasonable expenses incurred by IBM in connection with the services provided under SoW 1. To date, $454,387 has been paid under the Commitment Agreement.

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

Brand Partner Agreement

On November 22, 2025, we entered into a Brand Partner Agreement with Stefanie Graf (the “Brand Partner Agreement”), who is the spouse of Andre Agassi, our largest shareholder, and who is a former professional tennis player who among numerous other accolades was ranked as the world No. 1 in women’s singles by the Women's Tennis Association (WTA) for a record 377 weeks, and finished as the year-end No. 1 a record eight times, pursuant to which Ms. Graf (a “Brand Partner”) has agreed to serve as a Company advisor, spokesperson, celebrity endorser and brand partner.  Pursuant to the Brand Partner Agreement, the Brand Partner will (i) participate in certain Company projects and initiatives, subject to agreement as to scope and compensation in each instance; (ii) promote the Company’s brand and content through public appearances, interviews, and social media activity, subject to mutual agreement as to each social media post; and (iii) provide advice and consultation upon Company request with respect to the Company’s brand and content.  The Brand Partner has also licensed her image, name and likeness to the Company for use in our public relations, advertising and marketing, on a worldwide basis, subject to the Brand Partner’s right to disapprove of any particular use. The Brand Partner Agreement has a five-year term, subject to extension by mutual agreement.

In consideration for her services under the Brand Partner Agreement, we granted Ms. Graf warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $5.50 per share (the “Graf Warrants”).  The Graf Warrants vested immediately and have a five-year term.  The Graf Warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date.  The Graf Warrants may be exercised either by cash payment or via cashless exercise based on a formula set forth in the Graf Warrants.

The Brand Partner Agreement may be terminated by either party at any time, with or without cause, upon written notice. The Brand Partner Agreement includes customary representations of the parties and confidentiality provisions. The Company may assign its rights under the Brand Partner Agreement to an affiliate or in connection with the bona fide sale of the Company’s business, whether by way of sale, merger or acquisition, but the Brand Partner Agreement is otherwise non-assignable.

IBM Embedded Solution Agreement

On February 2, 2026, we and International Business Machines Corporation (“International Business”) entered into an Embedded Solution Agreement – IBM Cloud Enterprise Savings PLAN ESA Transaction Document (the “Embedded Solution Agreement”) and an Embedded Solution Agreement Attachment for Build Fund Cloud Credits (the “Cloud Credits Attachment”).

Pursuant to the Embedded Solution Agreement, the Company plans to order and for International Business to integrate certain International Business cloud services in an AI-powered self-improvement mobile application for active tennis and pickleball players to be developed by the Company (the “App”), in exchange for a minimum payment commitment of $500,000 for the period between February 1, 2026 and January 31, 2027 (the “First Commitment Period”) and $3,300,000 for the period between February 1, 2027 and January 31, 2031 (the “Second Commitment Period”).  The initial $500,000 commitment is non-refundable and the subsequent $3,300,000 commitment will become non-refundable unless the Company terminates such commitment by written notice to International Business on or before December 31, 2026. The Embedded Solution Agreement has an initial term of one year and will automatically renew for an additional four years (unless the parties agree to a different renewal term), unless the Company terminates it by written notice to International Business on or before December 31, 2026. If International Business and the Company do not execute a renewal for the continued purchase of International Business cloud services after the initial renewal term, the Embedded Solution Agreement will continue on a month-to-month basis until terminated by either the Company or International Business upon 30 days’ prior written notice. International Business will also provide technical support for its cloud services during the term.

Pursuant to the Cloud Credits Attachment, International Business will grant the Company up to $250,000 in cloud credits in three installments over the First Commitment Period, with each set of cloud credits expiring six months from the date the credits are applied.  Cloud credits are to be used for development and testing of the Company’s embedded solution as part of International Business’s Build Fund Program.  International Business may terminate the Company’s cloud credits for any reason, in International Business’s discretion, including if it determines that any information supporting the Company’s eligibility for participation was untrue or if the Company breaches the terms of the Cloud Credits Attachment or the Embedded Solution Agreement.

Competition

The pickleball and padel industries are highly fragmented. We expect to face competition for our planned physical facilities from fitness clubs and centers; the YMCA and similar non-profit organizations or community centers; physical fitness and recreational facilities established by local governments, hospitals and businesses; racquet, tennis, pickleball and other athletic centers; rental unit and condominium amenity centers; and country clubs. We expect to face competition for our planned content and media channels from other fitness based content providers and other forms of media.

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

On March 13, 2026, the Company entered into two Subscription Agreements with two accredited investors (the “2026 Investors”), pursuant to which the 2026 Investors purchased an aggregate of 80,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $400,000. The Subscription Agreements included customary representations and warranties of the Investors and the Company.

One of the 2026 Investors was the Boreta Lifetime Trust, whose trustee is Ronald S. Boreta, the Company’s President, Chief Executive Officer and director. The Boreta Trust purchased 50,000 shares of restricted common stock for $5.00 per share or $250,000 in aggregate.

Employees

The Company currently has five full-time and one-part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We are focused on the safety, retention and development of our existing employees. We promote a holistic approach to building our team and believe we have created a culture that is inclusive, diverse and high performing. We believe our compensation programs are competitive relative to others in our industry and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, trade secrets, technical know-how and other proprietary information. We enter into confidentiality agreements with our consultants and enter into confidentiality agreements with other parties.

Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology. Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is difficult.

Although we believe that our name is protected by applicable state common law trademark laws, we do not currently have any patents, concessions, licenses, royalty agreements, or franchises. We do however own the rights to the U.S. trademark for, “World Series of Pickleball” for use in goods and services, bags and organizing, conducting and operating tournaments.

Government Regulations

Our planned operations will be subject to a variety of laws and regulations in the United States and around the world that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could have a negative impact on our business. These laws may relate to privacy and data protection, online safety, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, electronic contracts and other communications, artificial intelligence, competition, protection of minors, consumer protection, telecommunications, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, online payment services, and labor and employment. Additionally, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and difficult to predict, particularly in the rapidly evolving industry in which we plan to operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Proposed, new and evolving legislation and regulations, as well as evolving interpretations of and practices around certain regulations, could also significantly affect our business. For example, the implications of the European Union General Data Protection Regulation (“GDPR”) and the GDPR as it applies in the United Kingdom by virtue of the European Union (Withdrawal) Act 2018 (“UK GDPR”), which will apply to our processing of personal data in connection with certain products and services we may offer in the future, are far-reaching and responses to these continue to develop. In addition to these laws, there are a number of legislative proposals in the EU as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In the United States, there are a number of existing state laws, such as those in California, Virginia, Colorado, Connecticut, Utah and Illinois, as well as others that are to come into force in the coming years, in addition to a potential comprehensive federal privacy statute. Agencies such as the Federal Trade Commission are increasing their enforcement efforts and considering adopting new privacy rules. New privacy laws or regulations are likely to grant enhanced privacy rights to individuals and impose obligations on us as a business operating in those jurisdictions. In addition, some countries are considering or have passed legislation requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our future services. For information regarding risks related to certain of these compliance requirements, please see “Item 1A—Risk Factors—Regulatory, Corporate Governance and Reporting Risks—Changing regulations and increased awareness relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brand.”

Our planned operations will also be subject to laws and regulations at federal, state, and local levels, related to wage and hour and other labor and employment laws.

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business.

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

Summary Risk Factors

Risks Related to Our Need for Funding and Limited Business History

•

We will require additional financing to fund our operations and meet obligations, including under our agreements with the IBM Parties, and such financing may not be available on favorable terms, or at all.

•	Our need for additional capital raises substantial doubt about our ability to continue as a going concern.
•	We have a limited operating history, including no experience in the court sports industry, and have incurred significant losses since inception.
•	Our business model is unproven, and we may never achieve or sustain profitability.
•	We operate in a highly competitive market and may be unable to compete effectively.

Risks Related to Our Planned Platform and Mobile Application

•	The anticipated benefits of our transactions with the IBM Parties are uncertain and may not be realized.
•	Our obligations under the IBM Parties agreements may require substantial management attention and resources.
•	The market for our planned platform and mobile application is unproven and may not develop as expected.
•	Consumers may be reluctant to adopt or pay for our planned platform or application.
•	We may not successfully develop or timely launch our planned platform or application.
•	Our products and services may not achieve market acceptance.
•	Our business may be adversely affected by changes in consumer preferences, discretionary spending and economic conditions.
•	The use of artificial intelligence in our products may create operational, legal, reputational and competitive risks.
•	Disruptions to our information systems could adversely affect our business.
•	Cybersecurity breaches or unauthorized access to customer data could harm our reputation and result in significant liability.

Risks Related to the Planned World Series of Pickleball

•	We may be unable to secure suitable venues or obtain necessary permits and approvals to host events.
•	We may be unable to attract sufficient sponsorships, brand partnerships, players or participants.
•	We may encounter significant operational and logistical challenges in executing events.
•	Our business depends on discretionary consumer and corporate spending, which is subject to economic conditions.
•	We may face liability for injuries, accidents or security incidents at events, and our insurance coverage may be inadequate.
•	Our limited operating history and unproven model increase the risk that we will not successfully launch or scale this initiative.

Risks Related to the Pickleball and Padel Industries

•	Our growth strategy depends on expansion in the pickleball and padel industries, which are competitive and evolving.
•	Unfavorable economic conditions may reduce discretionary spending and demand for our products and services.
•	We face significant competition and may not be able to compete successfully against current or future competitors.
•	We may be subject to claims related to the construction or operation of facilities and related activities.
•	We may be unable to maintain adequate insurance coverage on acceptable terms.
•	We have not yet established strong brand recognition or customer loyalty.
•	Our ability to grow depends on effective management of increased operational scale and complexity.
•	Our products and services may not achieve or maintain sufficient market acceptance.

Risks Relating to Management and Key Relationships

•	Our business depends on our management team, and the loss of key personnel could adversely affect our operations.
•	We rely significantly on Andre Agassi, and the loss of this relationship could materially harm our business.
•	We lack independent directors, which may raise corporate governance concerns and negatively impact investor perception.
•	Conflicts with strategic partners could adversely affect our business.

Regulatory, Corporate Governance and Reporting Risks

•

We have identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures and failure to remediate these weaknesses could result in material misstatements and failure to meet reporting obligations.

•	As we are not subject to certain corporate governance requirements, stockholders may have limited protections against conflicts of interest.
•	Evolving privacy, data protection and information security regulations may increase costs and restrict our operations.

Risks Relating to Intellectual Property

•	We may be unable to adequately protect our intellectual property rights from unauthorized use.
•	Our intellectual property rights may not be effectively protected outside the United States.

Risks Relating to Our Common Stock

•	Our common stock is illiquid and volatile and may remain so.
•	Future sales of securities, including upon exercise of outstanding warrants, may adversely affect our stock price.
•	Our officers, directors and affiliates, including Andre Agassi, control a significant percentage of our voting power, limiting other stockholders’ ability to influence corporate matters.
•	Stockholders may experience substantial dilution from future equity issuances.
•	We do not intend to pay dividends in the foreseeable future.
•	Our common stock is considered a “penny stock,” which may make it more difficult to trade.

General Risk Factors

•	Our ability to grow and compete depends on access to capital.
•	We may be unable to effectively manage future growth or integrate acquisitions.
•	Ongoing SEC reporting and compliance costs may strain our resources if revenues are insufficient.
•	Changes in accounting standards or interpretations may adversely affect our reported results.
•	Short selling of our common stock may cause its price to decline.
•	Global economic conditions may adversely affect our business and financial condition.
•	Climate change and related regulatory or market responses may adversely impact our operations.

Risk Factors

Risks Related to Our Need for Funding and Limited Business History

We will need to raise additional funding in the future, including to fulfill our obligations under the IBM agreements, which may not be available on favorable terms, or at all.

We are required to make payments to IBM under the Services Agreement and SoW 1 totaling approximately $2,134,716, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each month of March through June 2026. To date, $454,387 of this amount has been paid.

Pursuant to the Embedded Solution Agreement, the Company has to pay International Business a minimum payment commitment of $500,000 for the period between February 1, 2026 and January 31, 2027  and $3,300,000 for the period between February 1, 2027 and January 31, 2031.  The initial $500,000 commitment is non-refundable and the subsequent $3,300,000 commitment will become non-refundable unless the Company terminates such commitment by written notice to International Business on or before December 31, 2026. To date, no payments have been made under the Embedded Solution Agreement.

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

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Report. Obtaining additional financing contains risks, including:

•	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

•

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

•

if we fail to obtain required additional financing to pay amounts to the IBM Parties, the IBM Parties may terminate their agreements with us, we may be unable to grow our business, we will need to delay or scale back our business plan, and/or reduce our operating costs, each of which would have a material adverse effect on our business, future prospects, and financial condition.

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

Our need to raise additional financing raises questions about our ability to continue as a going concern.

Our independent auditors have indicated in their report on our December 31, 2025 and 2024 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements incorporated in this Annual Report have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. We had an accumulated deficit of $39,630,102, as of December 31, 2025. We expect to require additional funding in the future to continue our business plan, including under the IBM Parties agreements as discussed above, and to expand or complete acquisitions. In the event we require additional funding in the future, the most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. We have not generated any revenues for the years ended December 31, 2025 or 2024, and may never generate revenues, or profitable operations, in the future.

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

Risks Related to Our Planned Platform and Mobile Application

The success of our transactions with the IBM Parties are uncertain and may not produce the anticipated benefits.

The outcomes of our agreements with the IBM Parties, including the development of the A.I. Model and other services under SoW 1, are subject to significant uncertainties, including technical, operational, and market risks. We may not be able to generate sufficient revenues from the A.I. Model or other services to achieve our business objectives or justify the expenditures under the agreements. As a result, the anticipated benefits of these arrangements, including new revenue streams and strategic advantages, may not be realized, which could adversely affect our business, financial condition, and results of operations.

Our obligations under the IBM agreements may require substantial management attention and resources.

The Services Agreement, SoW 1, and the Commitment Agreement will require us to devote significant management time, personnel, and financial resources to our relationship with the IBM Parties. This may divert attention and resources from other initiatives or opportunities that may be more immediately accretive to shareholders. Additionally, we may be required to hire or retain additional personnel or engage external advisors to support our obligations under the agreements. If we are unable to adequately manage these commitments, it could adversely affect our operations, growth prospects, and results of operations. Additionally, these efforts may not lead to the anticipated benefits, and any resources expended—whether time, personnel, or financial—may be lost, which could also adversely affect our operations, growth prospects, and results of operations.

The market for our planned Platform and App is unknown at this time.

The market for an online community and wellness hub for enthusiasts of racket sports, including tennis, padel, and pickleball is unknown at this time. It is uncertain to what extent market acceptance of our planned Platform and App will be, and/or whether the market will grow in the future, if at all. If the public does not perceive our Platform or App as beneficial, or chooses not to use or pay for our Platform and/or App, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. As a result, the number of potential users using our services cannot be predicted with any degree of certainty, and we cannot assure you that we will be able to operate in a profitable manner in the future. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

We anticipate that growth of our business will require significant investments in our infrastructure, technology and marketing and sales efforts. Our current cash flow has not been sufficient to support these needs. If our business does not generate the level of available cash flow required to support these investments, our results of operations will be negatively affected. Further, our ability to effectively manage growth and expansion of our operations will also require us to enhance our operational systems, internal controls and infrastructure, human resources policies and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.

There may be reluctance by consumers to use our Platform or App, or unwillingness to pay our subscription prices.

Our growth is expected to be highly dependent upon the adoption by consumers of our planned Platform and App. If consumers do not adopt the Platform or App or are not willing to pay the prices we plan to charge for our offerings, our business may never materialize and our, prospects, financial condition and operating results will be harmed. This market is new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, and changing consumer demands and behaviors.

Our success will depend on our ability to market our Platform and App to potential customers, customer demand and price sensitivity. Demand and price sensitivity may fluctuate based on a variety of factors, including macroeconomic factors, quality of service, negative publicity, quality of customer support, or dissatisfaction with our products and offerings in general. If we fail to attract users or fail to accurately predict demand and price sensitivity, it would harm our financial performance and our competitors’ products may achieve greater market adoption and may grow at a faster rate than our service.

We may not be able to launch our planned Platform by the end of the second quarter of 2026, or our App in the second or third quarters of 2026, as currently projected.

We will need to complete the build out of our Platform and App before commercially launching those. Any delay in the financing, design, buildout and launch of our Platform and/or App could delay, or could prevent, the commercial launch of the Platform and App. Platforms and applications often experience delays in their design, build-out and commercial release. These delays may result in additional costs and if we are not able to overcome these challenges, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

We may be unable to effectively build a Platform or App.

We have not yet developed the Platform or App that we have discussed above. We may experience difficulty in developing the applications necessary to operate the business, including the Platform and App, which may result in adverse effects on our business. The software underlying the Platform and App is expected to be highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the programs have been released. Third-party  software that we incorporate into our Platform and App may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered in our Platform or App, whether in our proprietary code or that of third third-party software on which our software relies, could result in negative publicity, a loss of users or loss of revenue, access or other performance issues, security incidents, or other liabilities. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects or vulnerabilities could adversely affect our business, financial condition and results of operations as well as negatively impact our reputation or brand. Our systems, or those of third parties upon which we rely, may experience service interruptions, outages, or degradation because of hardware and software defects or malfunctions, human error or malfeasance by third parties or our employees, contractors, or service providers, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, cyberattacks or other events.

Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for our services.

Our business is expected to be vulnerable to changes in consumer preferences, discretionary spending and other market changes impacting discretionary purchases. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our potential customers may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for our products and services. If we are unable to generate demand or there is a future shift in consumer spending away from our future products or services, our business, financial condition and results of operations could be adversely affected.

We plan to use AI in our products and services which may result in operational challenges, legal liability, reputational concerns and competitive risks.

AI is expected to be enabled by or integrated into our Platform and App. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Many known and unknown risks to AI exist. Some of the currently known risks include accuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity and data provenance. For example, our development and use of AI may result in the incorporation of third-party data, including personal, proprietary or confidential data, into our AI. If we do not have sufficient rights to use the data on which AI relies, we may incur liability through the violation of such laws, third-party privacy or other rights or contracts to which we are a party.

Additionally, regulation in the AI space is constantly changing, and may make it difficult to continue using our AI. AI is the subject of evolving review by various U.S. governmental and regulatory agencies, including the SEC and the Federal Trade Commission, or the FTC, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI, particularly generative AI, and/or are considering general legal frameworks on AI. In addition, the use and deployment of AI presents complexities and challenges with respect to compliance with applicable laws and regulations.

Additionally, algorithms may be flawed or biased, and datasets may be insufficient, of poor quality or contain biased information. Overcoming technical obstacles and correcting defects or errors could prove to be impossible or impracticable, and the costs incurred may be substantial and adversely affect our results of operations. If the recommendations, or analyses that our Platform’s AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Further, content generated by AI may be offensive, biased, or harmful, or violate current or future laws and regulations, and our reliance on AI could pose ethical concerns and lead to a lack of human oversight and control.

Our investments in deploying AI technologies may be substantial and may be more expensive than anticipated. If our Platform does not function reliably, fails to meet expectations in terms of performance, or cannot be fully utilized due to increasing regulation or reputational concerns, we may be unable to provide such services, our customers may stop using our products, or our competitors may incorporate AI technology into their products or services more successfully than we do, all of which may impair our ability to effectively compete in the market.

Any material disruption in our information systems could adversely affect our business.

We expect to rely on information technology networks and systems to operate and manage our future business. Our information technology networks and systems will process, transmit and store personal and financial information, proprietary information of our business, and also allow us to communicate with our employees and externally with customers, suppliers, partners and other third parties. While we believe we take reasonable steps to, and plan to continue to take reasonable steps to, secure these information technology networks and systems, and the data processed, transmitted, and stored thereon, such networks, systems, and data may be susceptible to cyberattacks, viruses, malware, or other unauthorized access or damage (including by environmental, malicious, or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information. Any of the foregoing could cause substantial harm to our business, require us to make notifications to governmental authorities, or the media, and could result in litigation, investigations or inquiries by government authorities, or subject us to penalties, fines, and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our information technology systems and networks.

If we or our third-party service providers experience a security breach, or if unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for services may be reduced, and we may incur significant liabilities.

Our services are expected to involve the storage, processing and transmission of data, including certain confidential and sensitive information. Any security breach, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of, data, damage to our reputation, litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. If our security measures are breached as a result of third-party  action, employee error, a defect or bug in our products or those of our third-party  service providers, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our data, including our confidential, sensitive, or other information about individuals, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services.

We expect to engage third-party vendors and service providers to store and otherwise process our data, including confidential, sensitive, and other information about individuals. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our data, including confidential, sensitive, and other information about individuals.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until after they have been launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative and mitigating measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access or disruption.

Risks Related to the Planned World Series of Pickleball

We may be unable to secure suitable venues or locations on acceptable terms, or at all, which could prevent us from launching or scaling our planned World Series of Pickleball.

We will need to identify, negotiate, and secure stadiums, tennis facilities, or other appropriate venues in one or more cities for the World Series of Pickleball (and any future events in the series). Desirable locations may not be available at an acceptable cost or on a timely basis due to competition from established events, scheduling conflicts, zoning, licensing, or environmental requirements. Even if secured, we may be unable to attract sufficient spectators, players, or media attention to those locations. Any failure or delay in securing venues could materially delay or prevent us from hosting the series, harm our reputation, and cause us to incur significant pre-event expenses without corresponding revenue.

We may fail to obtain necessary permits, licenses, approvals, or sanctions from local authorities, which could delay or prohibit us from hosting events.

Hosting a professional-level pickleball tournament series requires permits, liquor licenses (if applicable), health/safety approvals, and potentially official sanctioning or cooperation. These processes can be expensive, time-consuming, and subject to political, regulatory, or public-health restrictions. There is no guarantee we will obtain them on a timely or cost-effective basis. Delays or denials could jeopardize our ability to schedule or execute events, expose us to penalties, or force us to cancel or relocate tournaments.

We may be unable to attract or retain sufficient sponsorships and brand partnerships, which are expected to be a primary source of revenue.

A significant portion of our anticipated revenue from the planned World Series of Pickleball is expected to come from corporate sponsorships, naming rights, and brand partnerships. Sponsors and advertisers may be unwilling to commit budgets to a new, unproven tournament series, particularly in periods of economic uncertainty or reduced discretionary corporate spending. If we fail to attract or retain sponsors on favorable terms, or if existing sponsors reduce or cancel commitments, our revenues could be materially and adversely affected. We also face competition for sponsorship dollars from established events and other major sports and entertainment properties.

We may be unable to attract high-quality players or sufficient participant interest through our advertising and recruitment efforts.

The success of the World Series of Pickleball is expected to depend on attracting top-ranked or prominent players. Our marketing and advertising campaigns aimed at players may fail to resonate, or we may be unable to offer prize money, scheduling, or other incentives competitive with alternative events. If players perceive the series as lacking prestige, or financial upside, or if they prioritize other commitments, participation could be low. Failure to build and maintain player engagement would reduce the quality and appeal of the events, harm spectator and media interest, and materially adversely affect ticket sales, sponsorship value, and overall revenue.

We may encounter significant operational and logistical challenges in executing the events, including staffing, equipment, travel, security, and supply-chain issues.

Organizing and hosting a pickleball event involves complex logistics: court setup and maintenance, player and staff travel and accommodations, equipment procurement, ticketing systems, security, medical services, and on-site operations. We have no prior operating history with events of this scale. Any disruptions (such as labor disputes, union negotiations, vendor failures, transportation delays, or unforeseen cost overruns), could delay events, increase expenses beyond budgets, or result in poor execution that damages our reputation and deters future participation or attendance.

Our business will depend on discretionary consumer and corporate spending, which is subject to economic conditions and other external factors beyond our control.

Revenue from ticket sales, sponsorships, hospitality, and related activities is highly sensitive to general economic conditions, unemployment, inflation, fuel prices, and consumer confidence. In downturns or periods of reduced discretionary spending, attendance at live sports events and corporate sponsorship budgets typically decline. Public-health crises, natural disasters, or geopolitical events could further cause cancellations, travel restrictions, or shifts away from in-person events, materially harming our expected results.

We may face liability for injuries, accidents, or security incidents at our events, and our insurance may be inadequate.

Hosting live sporting events exposes us to risks of player or spectator injuries, accidents, thefts, or security breaches. Even isolated incidents could result in negative publicity, lawsuits, regulatory scrutiny, or reputational harm. We intend to maintain insurance, but coverage may not be sufficient or available on acceptable terms, and certain risks (e.g., pandemics or acts of God) may be excluded or subject to high deductibles.

Our limited operating history and unproven business model increase the risk that we will not successfully launch or scale the World Series of Pickleball.

We are a new entrant with no track record of organizing or hosting a professional tournament. Our growth strategy depends on successfully hosting a new event, building brand recognition, and generating sustainable revenue streams. We may not achieve market acceptance, manage costs effectively, or respond to competitive and market changes. These factors make it difficult to evaluate our prospects and increase the likelihood that we will not achieve or sustain profitability.

Risks Related to the Pickleball and Padel Industries in General

Our growth strategy involves planned operations in the pickleball and padel industries.

Our planned business operations involve court sports, beginning with planned growth opportunities associated with branding and growing the pickleball and padel industries, both of which are currently experiencing significant growth.

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

We expect to compete with numerous industry participants. Competitors may also attempt to copy all or portions of our business model, products, platform or services, which could erode our market share and brand recognition or impair our business and results of operations. It is also possible that competitors could introduce new products and services or new ways to provide those products and services that negatively impact consumer preference or willingness to pay for our future products and services. Certain competitors may have advantages over us including greater name recognition and/or resources, and non-profit and government organizations may be able to obtain land and construct facilities at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Additionally, consolidation in the industry could result in increased competition among participants. This competition may limit our ability to attract and retain members or to optimize our revenue, each of which could materially and adversely affect our business, results of operations and financial condition.

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

We have not yet established brand identity and customer loyalty.

We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting and retaining active users to our Platform and App. In order to attract Platform and App users, we may need to spend substantial funds to create and maintain brand recognition. If our branding efforts are not successful, our ability to earn revenues and sustain our operations will be materially impaired.

Promotion and enhancement of our Platform and App will also depend on our success in consistently providing high-quality, ease of use, fun to share products or recommend services to our app users. Since we expect to rely on technology partners to provide portions of the service to our customers, if our suppliers do not send accurate and timely data, or if our customers do not perceive the products we offer as attractive or superior, the value of our brand could be harmed. Any brand impairment or dilution could decrease the attractiveness to one or more of these groups, which could harm our business, results of operations and financial condition.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our development activities and, in the longer term, scale a commercial infrastructure to support our product roll out and end users. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, sales, and marketing systems and facilities currently in place, if at all, may not be adequate to support this future growth. Our need to effectively manage our operations, growth and future product commercialization requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our product development and growth goals.

Our business depends on a strong brand, and if we are not able to develop, maintain and enhance our brand, our business and operating results may be harmed. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity.

We believe that developing, maintaining and enhancing our brand is critical to achieving widespread acceptance of our platform and products, attracting customers, retaining future customers, and persuading customers to adopt additional products and use-cases. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, including thought leadership, our ability to provide a high-quality, reliable and cost-effective Platform, the perceived value of our Platform and products and our ability to provide quality customer success and support experience. Brand promotion activities will require us to make substantial expenditures. To date, we have made significant investments in the promotion of our brand. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.

We operate in a public-facing industry in which every aspect of our business is impacted by social media. Negative publicity, whether or not justified, can spread rapidly through social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot predict how negative publicity may affect our reputation and business. There is risk that the use of social media by us to communicate about our business may give rise to liability or result in public exposure of personal information of our customers, which could affect our revenue, business, results of operations and financial condition.

Our current or future products may not achieve or maintain sufficient commercial market acceptance.

We believe our commercial success is dependent upon our ability to successfully market and sell subscriptions in connection with planned Platform and App. Our ability to achieve and maintain sufficient commercial market acceptance will depend on a number of factors, including:

•	our ability to increase awareness of our Platform and App, including new product offerings as they become available;
•	the rate of adoption of our Platform and App by customers;
•	our ability to offer new services and products, and maintain and expand customer engagement;
•	the impact of our investments in Platform development, innovation and commercial growth; and
•	public perception of our products, those of our competitors and the industry in which we operate, including our ability to avoid adverse publicity from defects or errors.

We may not be successful in addressing each of these criteria or other criteria that might affect the market acceptance of our Platform or App. If we are unsuccessful in achieving and maintaining sufficient market acceptance of our Platform or App, our business, financial condition and results of operations will suffer.

Risks Relating to our Management, and our Reliance on Andre Agassi and our Partners

We rely on our management and if they were to leave our company our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, namely our current Chief Executive Officer, Ronald S. Boreta and our Chief Financial Officer, Shawn Cable. Moving forward, should the services of our management be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individuals with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan. While Mr. Boreta is party to an employment agreement with us, such agreement can be terminated by Mr. Boreta, subject to the terms thereof.

We do not currently maintain key person life insurance policies on our executive officers. If our executive officers do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

We rely significantly on Mr. Andre Agassi and the loss of such relationship would be disruptive to, and could force us to significantly scale back and/or abandon our business.

We are currently significantly reliant on Mr. Andre Agassi, our largest stockholder. We believe that a significant amount of our relationships, partners, and opportunities, are based on our affiliation with Mr. Agassi, his ownership of our securities, and his assistance with the operations, business plan, and prospects of the Company, including relationships of Mr. Agassi in the tennis and pickleball areas. Mr. Agassi is a well-known public figure, and is one of the greatest tennis players of all time. Mr. Agassi’s wife, Stephanie Graf, is also a brand partner, and is herself one of the greatest tennis players of all time. We currently have no written agreements with Mr. Agassi directly regarding the use of his name (including as part of our Company name and brand name) or likeness, however, Mr. Agassi has informally allowed such uses to date without compensation. We believe Mr. Agassi’s assistance has been, and will continue to be, a critical element of our success. Our ability to maintain our brand image and leverage the goodwill associated with Mr. Agassi’s name would be significantly damaged if our relationship with Mr. Agassi were to change, in the event of Mr. Agassi’s death or disability, or in the event of any negative market or industry perception with respect to him. Additionally, in the event Mr. Agassi were to stop allowing us the use of his name and likeness, we may be forced to change our name, brand, and marketing plans and cease using Mr. Agassi in our advertising and promotional activities which we expect would have a material adverse effect on our results of operations, business plans and prospects.

Furthermore, any negative publicity regarding Mr. Agassi, or other members of our management team, or our Company as a whole, especially through social media which accelerates and increases the potential scope of negative publicity, could adversely impact the image of our brand with our customers and result in diminished loyalty to our brand and potentially lead to adverse consumer actions, including boycotts, even if the subject of such publicity is unverified or inaccurate and we seek to correct it. Consumer sentiment can also be influenced by our partnership with athletes and other public figures, our relationships with partners, our views on political and social issues, or our long-term initiatives and goals regarding our impact on the environment and society as a whole, among other factors. Even if we react appropriately to negative publicity, customers’ perception of our brand image and our reputation could be negatively impacted. Any failure on our part to retain the value and reputation of brands could adversely impact our business.

We face corporate governance risks and negative perceptions of investors associated with the fact that we do not currently have any independent directors.

Currently, our sole directors are Ronald S. Boreta, our Chief Executive Officer, and James Askew, a consultant, neither of which are independent. As such, Mr. Boreta and Mr. Askew can, among other things, determine their own compensation. Additionally, there are no independent members of the Board of Directors available to second and/or approve related party transactions involving Mr. Boreta or Mr. Askew. Therefore, investors may perceive that because no other directors are approving related party transactions involving such persons, that such transactions are not fair to the Company. The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple unrelated and independent officers and directors due to the investing public’s perception of limitations facing our Company due to the above.

If conflicts arise between us and our strategic partners, our business could be adversely affected or these parties may act in a manner adverse to us.

If conflicts arise between our collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with our products. Such conflicts with our strategic partners may result in adverse effects on our business, financial condition and results of operations.

Regulatory, Corporate Governance and Reporting Risks

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 9A. Controls and Procedures”, as of December 31, 2025, our Chief Executive Officer has determined that our disclosure controls and procedures were not effective. Separately, as of December 31, 2025, management has identified a material weakness in our internal control over financial reporting. Specifically our management determined that, as of December 31, 2025, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we add additional personnel or acquire or merge with another company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

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

Changing regulations and increased awareness relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brand.

We expect to receive, store and otherwise process personal information and other data from and about our customers. There are numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure, retention and protection of personal information and other content, the scope of which is rapidly changing, subject to differing interpretations and may be inconsistent among countries and states, or conflict with other rules. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy, data protection and information security worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The United States, the European Union (“EU”), and other countries in which we may operate in the future are increasingly adopting or revising privacy, information security and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. New and changing laws, regulations, and industry standards concerning privacy, data protection and information security may also impact the social media platforms and data providers we utilize, and thereby indirectly impact our business. In the United States, this includes increased privacy-related regulations and enforcement activity at both the federal level and state levels that impose requirements on the personal information we collect in the course of our business activities. In the EU, this includes the General Data Protection Regulation (“GDPR”). Additionally, several U.S. States have adopted their own privacy laws. The potential effects of these legislations are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

With various laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. In addition, any failure or perceived failure by us to comply with our privacy policies, our privacy, data protection or information security-related obligations to customers, users or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties including social media networks and other data providers, or cause our users to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform.

Additionally, if the third parties we work with, such as vendors or developers, violate applicable laws or regulations or our policies, such violations may also put our users’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of such content, or regarding the manner in which the express or implied consent of such persons for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our future services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new services and features. All of these implications could adversely affect our revenue, results of operations, business and financial condition.

Risks Relating to our Intellectual Property

We may be unable to protect our intellectual property rights from unauthorized use by third parties.

Our success will depend, in part, on our ability to protect our proprietary intellectual property rights. To date, we have relied primarily on non-disclosure agreements to protect our proprietary information and we routinely enter into non-disclosure agreements with our consultants, third parties and other relevant persons and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. We intend to continue to rely on these and other means, including patent protection, in the future. However, the steps we take to protect our intellectual property may be inadequate, and unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary and, if successful, may potentially harm our ability to compete, accelerate the development programs of our competitors, and/or result in a deteriorated competitive position in the market. Moreover, our non-disclosure agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours, and there can be no assurance that our competitors or third parties will comply with the terms of these agreements, or that we will be able to successfully enforce such agreements or obtain sufficient remedies if they are breached. There can be no assurance that the intellectual property rights we own or license will provide competitive advantages or will not be challenged or circumvented by our competitors.

Further, obtaining and maintaining patent, copyright, and trademark protection can be costly, and we may choose not to, or may fail to, pursue or maintain such forms of protection for our technology in the United States or foreign jurisdictions, which could harm us. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. To the extent we expand our international activities, our exposure to unauthorized use of our technologies and proprietary information may increase. We may also fail to detect unauthorized use of our intellectual property, or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property rights, our business, financial condition and results of operations could be adversely affected.

Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.

We believe that our trademarks, intellectual property, and other proprietary rights will be extremely important to our success and our competitive position. However, the laws of certain foreign countries may not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. and, as a result, our intellectual property may be more vulnerable and difficult to protect in such countries.

Risks Relating to Our Common Stock

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $8.40 per share and as low as $2.60 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock. The trading price of our common stock could also be affected by:

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

Our common stock is quoted on the OTCID under the symbol “AASP”. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, inflation, war, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

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

Our Securities are not currently eligible for sale under Rule 144 and any future sales of our securities may be adversely affected by our failure to file all reports required by the Exchange Act.

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

As of the date of this Report, we have outstanding warrants to purchase 850,000 shares of common stock with an exercise price of $1.70 per share, which expire on March 6, 2030; warrants to purchase 50,000 shares of common stock with an exercise price of $5.75; warrants to purchase 50,000 shares of common stock with an exercise price of $6.30 per share and an expiration date of July 31, 2028; warrants to purchase 1,000,000 shares of common stock with an exercise price of $5.50 per share and an expiration date of November 22, 2030; and warrants to purchase 200,000 shares of common stock with an exercise price of $5.00 and an expiration date of February 3, 2029, certain of which have cashless exercise rights. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Our officers and directors beneficially own 46.7% of our outstanding common stock and exercise significant voting control over us, and together with Mr. Andre Agassi, hold majority voting control over the Company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our officers and directors currently own approximately 46.7% of the issued and outstanding shares of our common stock and our officers and directors and Mr. Andre Agassi, a consultant to the Company, beneficially own over a majority of our outstanding common stock. As a result, such persons control the shareholder vote. As a result, they have the ability to influence matters affecting our shareholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including (i) making amendments to our Articles of Incorporation; (ii) whether to issue additional shares of common stock and preferred stock, including to themselves; (iii) employment decisions, including compensation arrangements; (iv) whether to enter into material transactions with related parties; (v) election of directors; and (vi) any merger or significant corporate transactions, including with themselves or other related parties. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. The interests of our officers and directors and Mr. Agassi may not coincide with our interests or the interests of other shareholders.

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

We incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues, we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

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

Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect our operations, expenses, and access to capital. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our expected funding sources and partners. A downturn in the economic environment could also lead to limitations on our ability to issue new debt; and reduced liquidity. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to undertake our business plan and costs and expenses. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, equipment and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

We might be adversely impacted by changes in accounting standards.

Our consolidated financial statements are subject to the application of GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

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

The Company's cybersecurity environment is led by its Chief Executive Officer, who in addition to cybersecurity matters, oversees the Company's IT infrastructure and is responsible for monitoring and managing the security of the Company's corporate network and enterprise systems, including technical controls, and safety protocols and responding to security threats. Our Chief Executive Officer reports to the Board of Directors, and the full Board of Directors is responsible for oversight of risks from cybersecurity threats.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “If we or our third-party service providers experience a security breach, or if unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for services may be reduced, and we may incur significant liabilities”, included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Company establishes safeguards for protecting the confidentiality, integrity, and availability of our data, technology, and information systems.

As of and for the year ended December 31, 2025, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

The Company’s corporate offices are located at 1120 N Town Center Drive, Suite 160, Las Vegas, Nevada 89144 in space shared with Agassi Graf Holdings, which is affiliated with Andre Agassi, our largest shareholder, which is provided to the Company without charge.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTCID maintained by OTC Markets under the symbol “AASP”.

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTCID. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Due to the fact that trading in our common stock is extremely sporadic, with multiple trading days where no trading occurs, and limited, with many trading days trading less than 3,000 shares of common stock, we believe the high and low sales prices below should not be relied upon as a basis for determining the value of our common stock.

12 Month Period Ended December 31, 2025	High	Low

Quarter ended December 31, 2025	$6.290	$3.750
Quarter ended September 30, 2025	8.400	3.700
Quarter ended June 30, 2025	7.500	3.500
Quarter ended March 31, 2025	4.000	1.670

12 Month Period Ended December 31, 2024	High	Low

Quarter ended December 31, 2024	$4.000	$0.710
Quarter ended September 30, 2024	1.820	0.173
Quarter ended June 30, 2024	0.405	0.172
Quarter ended March 31, 2024	0.510	0.211

Holders

The number of holders of record of the Company’s $0.001 par value common stock as of March 31, 2026 was approximately 550. This does not include shareholders who hold stock in their accounts at broker/dealers.

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

Recent Sales of Unregistered Securities.

There have been no sales of unregistered securities during the quarter ended December 31, 2025, and from the period from January 1, 2026 to the filing date of this Report which have not previously been disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q, except as discussed below:

On February 6, 2026, the Company issued an aggregate of 19,223 shares of common stock of the Company to an individual upon the conversion (effective December 31, 2024), of all principal and interest due under a $7,500 convertible promissory note dated September 30, 2024, held by the individual as of December 31, 2024, and pursuant to the conversion rights set forth in such convertible promissory note, including a conversion price of $0.40 per share.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for the conversion of the convertible note and the issuance of the conversion shares, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2025 and 2024.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

 Plan of Operations

We had a working capital surplus of $1,975 as of December 31, 2025. We expect to require funding in the future, including to complete payments due under our agreements with the IBM Parties, which require us to make payments to the IBM Parties under the Services Agreement and SoW 1 totaling approximately $2.1 million, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each of March through June 2026, as discussed above. To date, $454,387 has been paid.

We plan on raising additional required funding through the sale of equity in the future, which is expected to be on similar terms as our recent $650,000 raised through the sale of common stock in March 2026.  We anticipate that this capital will be sufficient to make all monthly payments to the IBM Parties under the Services Agreement.

We also hope to begin generating revenues in April

2026 from our Agassi Intelligence software, website and future expected sponsorship relations.

Notwithstanding the above, we may sell additional equity in the future, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate revenues.

Results of Operations

Results of Operations for the year ended December 31, 2025 Compared to the year ended December 31, 2024.

We generated no revenues for the years ended December 31, 2025 or 2024.

For the year ended December 31, 2025 and 2024, general and administrative expenses, consisting of stock- based compensation, salaries, legal fees, audit fees and miscellaneous administrative costs that totaled $9,491,534 and $793,749, respectively, an increase of $8,697,785 from the prior year, which increase was mainly due to $7,232,145 in stock-based compensation in connection with fair value of warrants issued during the year ended December 31, 2025. In addition, $260,668 in salary and bonus was paid to Ronald S. Boreta, our Chief Executive Officer, in 2025. We also brought on our CFO, Shawn Cable, and he was paid $66,858 in 2025. Legal fees totaling $201,237 were paid to two separate firms we have retained for assistance with our business agreements, SEC filings and general legal matters. Professional fees totaling $1,098,653 were paid in 2025, which includes $275,00 paid to IBM and $300,380 paid to certain consultants for consulting services rendered. For the year ended December 31, 2024, $619,867 in stock-based compensation was incurred in connection with fair value of warrants issued during the year ended December 31, 2024 and $40,000 in salary was paid to Ronald S. Boreta in consideration for services rendered as our Chief Executive Officer. Legal fees totaling approximately $64,000 were also paid in 2024.

Total operating expenses increased mainly due to the increase in salary paid to Ronald S. Boreta, our Chief Executive Officer, increased legal and professional fees, and the increase in warrant expense, as discussed above.

We had interest expense of $994 for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024, which was in connection with interest payable under a convertible promissory note issued in September 2024 and converted into common stock in December 2024, which issuance was affected in February 2026.

We had a net loss of $9,491,534 and $793,749, for the years ended December 31, 2025, and 2024, respectively, which net loss increased for the reason described above.

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at December 31, 2025 and December 31, 2024.

	December 31,	December 31,	Increase/
	2025	2024	(Decrease) $	%
Current assets	$496,375	$2,319,280	$(1,822,905)	-78.6%
Current liabilities	$494,400	$46,915	$447,485	953.8%
Working capital (deficit)	$1,975	$2,272,365	$2,270,390	-99.9%

The decrease of $2,270,390 in working capital was mainly due to a decrease in cash as of December 31, 2025, compared to December 31, 2024, related to payroll and legal expenses paid during the year and operating expenses.

Cash Flows

We had $2,198,494 of net cash used in operating activities for the year ended December 31, 2025, which was mainly due to $9,491,534 of net loss, offset by $7,232,145 of stock-based compensation expense. We had $149,377 of net cash used in operating activities for the year ended December 31, 2024, which was mainly due to $793,749 of net loss, offset by $619,867 of stock-based compensation expense and $24,235 of accounts payable and accrued expenses.

We had $25,000 and $10,050 of net cash used in investing activities for the years ended December 31, 2025 and 2024, respectively, which was due to acquisition of the “World Series of Pickleball” trademark, which was included as an intangible asset in 2025, as compared to acquisition of property and equipment in 2024.

We had $0 and $2,478,669 of net cash provided by financing activities for the years ended December 31, 2025 and 2024, respectively, which for the 2024 period was mainly due to the issuance of common stock pursuant to a private placement for net proceeds of $2,472,606, as discussed below, and $6,063 of proceeds from related parties.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the years ended December 31, 2025 and 2024, the Company had a net loss of $9,491,534 and $793,749, respectively As of December 31, 2025, we had an accumulated deficit of $39,630,102.    These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

AGASSI SPORTS ENTERTAINMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Acquisitions Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Acquisitions Corporation (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PCAOB ID 587

Houston, TX

March 31, 2026

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$95,748	$2,319,242
Prepaid expenses and other current assets	400,627	38
Total current assets	496,375	2,319,280
Property and equipment, net	7,770	9,780
Intangible asset, net	296,298	-
Total assets	$800,443	$2,329,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$486,900	$46,915
Note payable	7,500	-
Total liabilities	494,400	46,915

Commitments and contingencies (Note 9)	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of both December 31, 2025 and 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,785,056 and 9,785,056 shares issued and outstanding as of December 31, 2025 and 2024, respectively	9,785	9,785
Additional paid-in capital	39,926,360	32,410,928
Accumulated deficit	(39,630,102)	(30,138,568)
Total stockholders' equity	306,043	2,282,145
Total liabilities and stockholders' equity	$800,443	$2,329,060

The accompanying notes are an integral part of these financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Operating Expenses:
General & administrative	9,490,540	$$793,749

Total operating expenses	(9,490,540)	(793,749)

Interest Expense	(994)	-

Total expense	(9,491,534)	(793,749)

Net loss before provision for income tax	(9,491,534)	(793,749)
Provision for income tax expense	-	-

Net Loss	$(9,491,534)	$(793,749)
Weighted average number of common shares outstanding-basic and fully diluted	9,785,056	6,788,997

Net loss per share – basic and fully diluted	$(0.97)	$(0.12)

 The accompanying notes are an integral part of these financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2023	5,658,123	$5,658	$28,728,912	$(29,344,819)	$(610,249)
Shares issued pursuant to settlement of payables	1,495,390	1,495	592,175	-	593,670
Issuance of common stock pursuant to private placement	2,631,543	2,632	2,497,368	-	2,500,000
Offering costs	-	-	(27,394)	-	(27,394)
Stock-based compensation	-	-	619,867	-	619,867
Net loss	-	-	-	(793,749)	(793,749)
Balances, December 31, 2024	9,785,056	9,785	32,410,928	(30,138,568)	2,282,145
Warrants issued in acquisition of intangibles	-	-	283,287	-	283,287
Stock-based compensation	-	-	7,232,145	-	7,232,145
Net loss	-	-	-	(9,491,534)	(9,491,534)
Balances, December 31, 2025	9,785,056	$9,785	$39,926,360	$(39,630,102)	$306,043

The accompanying notes are an integral part of these financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(9,491,534)	$(793,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,999	270
Stock-based compensation expense	7,232,145	619,867
Non-cash legal expense financed by note payable	-	-
Non-cash interest expense	994	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(400,589)	-
Accounts payable and accrued expenses	438,991	24,235
Net cash used in operating activities	(2,198,494)	(149,377)
Cash flows from investing activities:
Purchase of property and equipment	-	(10,050)
Acquisition of intangible asset	(25,000)	-
Net cash used in investing activities	(25,000)	(10,050)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	-	2,472,606
Proceeds from related parties	-	6,063
Net cash provided by financing activities	-	2,478,669
Net change in cash and cash equivalents	(2,223,494)	2,319,242
Cash and cash equivalents at beginning of year	2,319,242	-
Cash and cash equivalents at end of year	$95,748	$2,319,242

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Warrants issued in acquisition of intangibles	$283,287	$-
Shares issued pursuant to settlement of payables	$-	$593,670
Note payable issued for legal expense	$7,500	$-

The accompanying notes are an integral part of these financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Notes to Condensed Financial Statements

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a.  ORGANIZATION

Agassi Sports Entertainment Corp. (the "Company") was incorporated in Nevada on March 6, 1984, under the name "Sporting Life, Inc." The Company's name was changed to "St. Andrews Golf Corporation" on December 27, 1988, to "Saint Andrews Golf Corporation" on August 12, 1994, and to "All-American SportPark, Inc." ("AASP") on December 14, 1998. Effective February 15, 2021, the name of the Company was changed to "Global Acquisitions Corporation." On March 31, 2025, the Company legally changed its name from "Global Acquisitions Corporation" to "Agassi Sports Entertainment Corp."

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company's 51% interest in All-American Golf Center, Inc. ("AAGC"), which at the time constituted substantially all of the Company's assets. On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta, the Chief Executive Officer, President and director of the Company and John Boreta, his brother, who was at the time a member of the Board of Directors of the Company (collectively, the "Boretas"), and also issued to the Boretas 1,000,000 shares of the Company's common stock, in exchange for the cancellation of promissory notes held by the Boretas and accrued interest totaling $8,864,255. AAGC constituted substantially all of the Company's assets and following the closing of the Transfer Agreement, the Company had no or nominal operations and no or nominal assets and was therefore considered to be a "Shell Company" as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company remained a "Shell Company" until May 31, 2025, when the Company entered into that certain Trademark Acquisition Agreement dated May 31, 2025, discussed in greater detail below under Note 5.

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

The following is a summary of property and equipment as of:

	December 31,
	2025	2024
Computer and equipment	$10,050	$10,050
Accumulated depreciation	(2,280)	(270)
Property and equipment, net	$7,770	$9,780

Depreciation expense was $2,010 and $270 for the years ended December 31, 2025 and 2024, respectively.

e. INTANGIBLE ASSET

Intangible assets are amortized over the respective estimated lives on a straight-line basis, unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. Impairment charges, if any, are recorded in the period in which the impairment is detected. As of December 31, 2025, intangible asset consists of the trademark acquired from Patrick J. Rolfes and Ted Angelo (the "Sellers"), the owners of the trademark for "World Series of Pickleball" (the "Trademark"). Pursuant to the Trademark Acquisition Agreement, we acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company's common stock with a fair value of $283,287 (see Notes 5 and 6). The Trademark is amortized over its estimated useful life of 15 years, which represents the estimated protection life of the asset.

Amortization expense was $11,989 for the year ended December 31, 2025. The carrying value of the related asset remaining for amortization as of December 31, 2025 was $296,298.

Future amortization expense is as follows:

Year ended December 31,	Amount
2026	$20,552
2027	20,552
2028	20,552
2029	20,552
Thereafter	214,088
Total	$296,298

f. IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not record any impairment losses on its long-lived assets as of December 31, 2025.

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

h. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Accounting Standards Codification (ASC) 820 “Fair Value Measurement” related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At December 31, 2025 and 2024, the carrying amount of due to related party and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

i. EARNINGS (LOSS) PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share are computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the year. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of December 31, 2025, we had 4,925,000 outstanding warrants to purchase shares of common stock.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the year. The weighted-average number of common shares used in the calculation of basic loss per share was 9,785,056 in 2025 and 6,788,997 in 2024, respectively.

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

k. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees in accordance with Financial Accounting Standards Board (FASB) ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination.

l. SEGMENT INFORMATION

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), which is Ronald S. Boreta, its President and CEO, in deciding how to allocate resources and assess performance.

m. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of ASU 2023-09 has not had a material impact on the Company’s financial statements and disclosures.

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

	Year Ended
	December 31,
	2025	2024
Total operating expenses	$9,490,540	$793,749

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the years ended December 31, 2025 and 2024, the Company had a net loss of $9,491,534 and $793,749, respectively. As of December 31, 2025, the Company had an accumulated deficit of $39,630,102. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s management believes that its operations will not be sufficient to fund operating cash needs over at least the next 12 months. The Company may require additional funding in the future. The Company plans to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If the Company is unable to access additional capital moving forward, it may hurt its ability to grow and to generate revenues.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5. TRADEMARK ACQUISITION

On May 31, 2025, the Company entered into a Trademark Acquisition Agreement with Patrick J. Rolfes and Ted Angelo, the owners of the trademark for "World Series of Pickleball". Pursuant to the Trademark Acquisition Agreement, the Company acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company's common stock (with warrants to purchase 25,000 shares granted to each seller)(the "Sellers Warrants").

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

The Sellers Warrants have an exercise price of $5.75 per share (the closing sales price of the Company's common stock on the last trading day prior to the entry into the Trademark Acquisition Agreement) and a three year term and are exercisable only on a cash basis. The Sellers Warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by either holder, with at least 61 days prior written notice to the Company.

NOTE 6. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and December 31, 2024.  The Company's Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

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

There were 9,785,056 and 9,785,056 shares of common stock issued and outstanding as of December 31, 2025 and 2024, respectively.

WARRANTS

The following is a summary of warrants for the years ended December 31, 2025 and 2024:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	-	$-	$-
Granted	2,975,000	0.40	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of December 31, 2024	2,975,000	0.40	7,000,175
Granted	1,950,000	3.87	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of December 31, 2025	4,925,000	$1.77	$20,592,675

Exercisable as of December 31, 2024	2,975,000	$0.40	$7,000,175
Exercisable as of December 31, 2025	4,925,000	$1.77	$20,592,675

The weighted-average remaining term of the warrants outstanding was 3.87 years as of December 31, 2025.

The Company, for consulting services agreed to be rendered, on March 6, 2025, issued to Darren Cahill, warrants to purchase up to 250,000 shares of the Company's common stock, at the exercise price of $1.70 per share of common stock. The warrants expire on March 5, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The Company, for consulting services agreed to be rendered, on March 6, 2025, issued to Justin Gimblestob, warrants to purchase up to 500,000 shares of the Company's common stock, at the exercise price of $1.70 per share of common stock. The warrants expire on March 5, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The Company, for services agreed to be rendered as the Company's Chief Financial Officer, on March 6, 2025, issued to Shawn Cable, warrants to purchase up to 100,000 shares of the Company's common stock, at the exercise price of $1.70 per share of common stock. The warrants expire on March 5, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

In connection with the Trademark Purchase Agreement discussed in greater detail under Note 6, the Company granted the Sellers warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of $5.75 per share (the closing sales price of the Company’s common stock on the last trading day prior to the entry into the Trademark Acquisition Agreement) and a three-year term and are exercisable only on a cash basis. The warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by either holder, with at least 61 days prior written notice to the Company.

In connection with the Trademark Purchase Agreement discussed in greater detail under Note 6, the Company granted the Sellers warrants to purchase 50,000 shares of the Company's common stock. The warrants have an exercise price of $5.75 per share (the closing sales price of the Company's common stock on the last trading day prior to the entry into the Trademark Acquisition Agreement) and a three year term and are exercisable only on a cash basis. The warrants include a 4.999% beneficial ownership limitation, which can be increased to 9.999% by either holder, with at least 61 days prior written notice to the Company.

The Company, for consulting services agreed to be rendered, on October 31, 2025, issued to Stefanie Graf, warrants to purchase 1,000,000 shares of the Company's common stock, at the exercise price of $5.50 per share of common stock. The warrants expire on October 31, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The fair value of the warrants was $7,515,432 and $619,867, respectively, during the years ended December 31, 2025 and 2024, which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.71% - 4.06%	4.33%
Expected term (in years)	3 years - 5 years	5.00
Expected volatility	259.67% - 279.43%	244.14%
Expected dividend yield	0.00%	0.00%

The Company capitalized $283,287 in intangible asset pertaining to these warrants on May 31, 2025, based on the vesting conditions noted above. The Company recognized $7,232,145 and $619,867 in stock-based compensation expense pertaining to these warrants during the years ended December 31, 2025 and 2024, based on the vesting conditions noted above.

NOTE 7. RELATED PARTY TRANSACTIONS

Due to related parties

AAGC has in the past, advanced funds to pay certain expenses of the Company. The Company formerly owned a 51% interest in AAGC.

On July 3, 2024, the Company entered into a share purchase agreement with All American Golf Center, Inc., pursuant to which the Creditor agreed to exchange shares of the Company's common stock in consideration for the Creditor's release of obligations of the Company to repay expenses in the aggregate amount of $593,670 for expenses of the Company previously paid by the Creditor.  Pursuant to the Purchase Agreement, the 1,495,390 shares of common stock to be issued by the Company to the Creditor upon consummation of the exchange was determined based upon an implied price per share of common stock, equal to $0.397. The Creditor is an existing significant stockholder of the Company that is owned and controlled by Ronald S. Boreta, President, Chief Executive Officer, Secretary, and a director of the Company, and John Boreta, a then director of the Company. At December 31, 2025 and December 31, 2024, the total amounts owed to All-American Golf Center, Inc. were $0.

Effective on July 3, 2024, the Company issued 1,495,390 shares of common stock in exchange for the release of obligations of the Company to repay expenses in the aggregate amount of $593,670 (the “Payables”) for expenses of the Company previously paid by AAGC.

Also on July 3, 2024, the Company issued warrants to purchase 2,975,000 shares of common stock at an exercise price of $0.397 per share, (i) to James Askew, an individual, who was subsequently appointed as a member of the Board of Directors of the Company  (Warrants to purchase 2,269,583 shares of common stock), and (ii) to Investments AKA, LLC, a limited liability company indirectly controlled by Andre Agassi (Warrants to purchase 705,417 shares of common stock).  The Warrants vested immediately. The Warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company's business objectives.

The Company also entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.

The Company’s corporate offices are located at 1120 N Town Center Drive, Suite 160, Las Vegas, Nevada 89144 in space shared with Agassi Graf Holding, which is provided to the Company without charge.

NOTE 8. INCOME TAXES

Tax Cuts and Jobs Act (TCJA) — Impact on NOL Carryforward Rules

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and significantly modified net operating loss (NOL) carryforward rules under IRC §172, as follows:

•	For NOLs arising in tax years before January 1, 2018: carryback 2 years and carryforward 20 years, at 100% offset of taxable income.
•

For NOLs arising in tax years beginning after December 31, 2017: no carryback, indefinite carryforward, but utilization limited to 80% of taxable income in any given year, per IRC §172 as amended by TCJA.

The re-measurement of deferred taxes at the new 21% corporate rate reduced the Company's net deferred tax assets, before valuation allowance, by approximately $2.2 million upon enactment. Due to the full valuation allowance maintained at that time, the change in deferred taxes was fully offset by a corresponding change in the valuation allowance with no net income statement impact, consistent with ASC 740-10-45-15.

deferred taxes was fully offset by the change in valuation allowance.

The components of income tax provision (benefit) for the years ended December 31, 2025 and 2024 are as follow:

	2025	2024
Current taxes:
Federal	$—	$—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2025 and 2024 to the Company’s effective tax rate is as follows:

	2025	2024
U.S. Statutory tax rate	21.0%	21.0%
Change in valuation reserve on deferred tax assets	(21)%	(21)%

Income tax (provision) benefit	—%	—%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2025 and 2024 are as follows:

Rate Reconciliation

In accordance with ASU 2023-09, the following table presents the rate reconciliation in both percentage and dollar amounts for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percentage	Amount	Percentage
Tax benefit at U.S. federal statutory rate (21%)	$(1,993,222)	21.0%	$(166,687)	21.0%
State income taxes, net of federal benefit	—	0.0%	—	0.0%
Change in valuation allowance	1,993,222	21.0%	166,687	21.0%
Effective income tax rate	$—	0.0%	$—	0.0%

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$1,674,489	$1,200,018
Stock-based compensation	1,648,922	130,172
Total deferred tax assets	3,323,412	1,330,190
Valuation allowance	(3,323,412)	(1,330,190)

Net deferred tax assets (liability)	$—	$—

Net Operating Loss Carryforwards.

As of December 31, 2025 and 2024, the Company had federal NOL carryforwards of approximately $7,973,759 and $5,714,370, respectively. Of the 2025 balance, approximately $4,924,619 relates to pre-2018 vintages subject to the 20-year carryforward period (expiring 2026–2037), and approximately $3,049,140 relates to post-2017 vintages with indefinite carryforward, subject to the 80% annual taxable income utilization limit under IRC §172 as amended by TCJA.

The NOL carryforwards are segregated by vintage year and subject to different expiration and utilization rules as follows:

Tax Year	NOL Amount	Expiration	Applicable Rules
2006	$509,749	2026	Subject to 20-year expiration limit
2007	$807,208	2027	Subject to 20-year expiration limit
2009	$778,247	2029	Subject to 20-year expiration limit
2010	$294,973	2030	Subject to 20-year expiration limit
2011	$417,724	2031	Subject to 20-year expiration limit
2012	$448,045	2032	Subject to 20-year expiration limit
2013	$294,807	2033	Subject to 20-year expiration limit
2014	$311,759	2034	Subject to 20-year expiration limit
2015	$349,180	2035	Subject to 20-year expiration limit
2016	$627,123	2036	Subject to 20-year expiration limit
2017	$85,804	2037	Subject to 20-year expiration limit
2018	$235,550	Indefinite	80% taxable income limit (TCJA §172)
2019	$83,826	Indefinite	80% taxable income limit (TCJA §172)
2020	$70,828	Indefinite	80% taxable income limit (TCJA §172)
2021	$98,362	Indefinite	80% taxable income limit (TCJA §172)
2022	$57,428	Indefinite	80% taxable income limit (TCJA §172)
2023	$69,875	Indefinite	80% taxable income limit (TCJA §172)
2024	$173,882	Indefinite	80% taxable income limit (TCJA §172)
2025	$2,259,389	Indefinite	80% taxable income limit (TCJA §172)
Total	$7,973,759

IRC §382 Limitations.

The Company's ability to utilize NOL carryforwards may be limited under IRC §382 if cumulative ownership changes exceed 50% within any three-year period. Management is monitoring for potential ownership changes and will conduct a formal §382 analysis as warranted.

Valuation Allowance.

A 100% valuation allowance of $3,323,412 (2025) and $1,330,190 (2024) has been established against net deferred tax assets. The $1,993,222 increase reflects current-year losses. Management determined it is more likely than not that the deferred tax assets will not be realized based on the Company's history of cumulative losses and uncertainty of generating sufficient future taxable income.

Income Taxes Paid

In accordance with ASU 2023-09, the following discloses cash paid for income taxes for the years ended December 31, 2025 and 2024:

	2025	2024
Cash paid for federal income taxes	$—	$—
Cash paid for state income taxes	—	—

Total cash paid for income taxes	$—	$—

Uncertain Tax Positions

As of December 31, 2025 and 2024, there are no material uncertain tax positions requiring recognition. No interest or penalties related to income taxes have been accrued. Tax years 2022 through 2025 remain open for examination.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has no commitments.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated events through March 31, 2026, the filing date of this Annual Report on Form 10-K and determined that there have been no additional subsequent events that occurred that would require adjustments to our disclosures in the financial statements, other than the following:

IBM Agreement and Cloud Services

The Company entered into an Embedded Solution Agreement with International Business Machines Corporation ("International Business") for cloud integration in its tennis and pickleball mobile application. The agreement involves a non-refundable $500,000 commitment for the first year ending January 31, 2027, and a subsequent $3,300,000 commitment through January 31, 2031, which becomes non-refundable unless terminated by December 31, 2026. The Company is also eligible for up to $250,000 in discretionary cloud credits for development and testing. The arrangement includes an initial one-year term with an automatic four-year renewal, subject to the Company's termination rights, and provides for technical support and eventual month-to-month continuity.

Consultant Warrant Issuance

On February 3, 2026, the Company granted a third-party consultant warrants to purchase up to 200,000 shares of common stock at $5.00 per share, with a three-year term and cashless exercise rights. These warrants vest in two equal tranches: 100,000 shares immediately and 100,000 shares on the first anniversary of the grant.

Director and Affiliate Warrant Exercises

In early February 2026, two significant warrant exercises were completed on a cashless basis at an exercise price of $0.397 per share. On February 4, 2026, director James Askew exercised warrants to purchase 2,269,583 shares of common stock on a cashless basis, resulting in the net issuance of 2,097,740 common shares after the forfeiture of 171,843 shares for the aggregate exercise price. Subsequently, on February 6, 2026, Investments AKA, LLC (controlled by Andre Agassi) exercised warrants to purchase 705,417 shares of common stock, resulting in the net issuance of 651,231 common shares after the forfeiture of 54,186 shares for the aggregate exercise price.

Share Issuance

On February 6, 2026, the Company issued an aggregate of 19,223 shares of common stock of the Company to an individual upon the conversion (effective December 31, 2024), of all principal and interest due under a $7,500 convertible promissory note dated September 30, 2024, held by the individual as of December 31, 2024, and pursuant to the conversion rights set forth in such convertible promissory note, including a conversion price of $0.40 per share.

Subscription Agreements

On March 13, 2026, the Company entered into two Subscription Agreements with two accredited investors (the "2026 Investors"), pursuant to which the 2026 Investors purchased an aggregate of 80,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $400,000. The Subscription Agreements included customary representations and warranties of the Investors and the Company.

One of the 2026 Investors was the Boreta Lifetime Trust, whose trustee is Ronald S. Boreta, the Company's President, Chief Executive Officer and director. The Boreta Trust purchased 50,000 shares of restricted common stock for $5.00 per share or $250,000 in aggregate.

Employment Agreement

On March 25, 2026 and effective on March 1, 2026, we entered into an Executive Employment Agreement with our Chief Executive Officer and director, Mr. Ronald S. Boreta (the "Employment Agreement").  The Employment Agreement provides for Mr. Boreta to continue to serve as Chief Executive Officer of the Company for a five-year term extending through February 28, 2031, provided that the agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the Employment Agreement.

The Employment Agreement provides for Mr. Boreta to receive an annual base salary of $270,000 (the "Base Salary"). The Employment Agreement also required the Company to (i) pay Mr. Boreta a sign-on bonus of equal to $250,000 in cash, payable at signing, which amount was not paid; and (ii) grant to Mr. Boreta 300,000 restricted stock units, settleable in shares of common stock, vesting 1/3 equally on each of December 31, 2026, December 31, 2027, and December 31, 2028 (the "Restricted Stock Units"). The Restricted Stock Units and the grant thereof are subject to approval by the Company's Board of Directors (the "Board"), which the Board expects to approve promptly following the filing of a contemplated Form S-8 registration statement, subject to the terms and conditions of an equity compensation plan which was adopted by the Company and one or more award agreements.

Pursuant to the terms of the Employment Agreement, Mr. Boreta's annual compensation package includes (1) the Base Salary (described above), which is subject to automatic 10% annual increases, and (2) a discretionary bonus payment to be determined in the sole discretion of the Board (or the Compensation Committee of the Board, if any) in the targeted amount of 50% of the Base Salary (the "Cash Bonus"). Mr. Boreta is also eligible for discretionary equity bonuses and/or cash awards, from time to time in the discretion of the Compensation Committee and/or Board of Directors.

2026 Equity Incentive Plan

On March 23, 2026, the Board of Directors adopted the Agassi Sports Entertainment Corp. 2026 Equity Incentive Plan, which became effective on the same date (the “2026 Plan”).

The 2026 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) nonqualified stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units; (v) shares in performance of services; (vi) other awards of equity or equity based compensation; or (vii) any combination of the foregoing. In making such determinations, the Board or Compensation Committee may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board or Compensation Committee, in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company's common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2026 Plan is 1,500,000.

Private Placement Subscription

On March 30, 2026, the Company entered into a Subscription Agreement with an accredited investor (the "Investor"), pursuant to which the Investor purchased an aggregate of 50,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $250,000. The Subscription Agreements included customary representations and warranties of the Investor and the Company. The Subscription Agreement also provided the Investor three year piggyback registration rights. Pursuant to a side letter entered into with the Investor at the time of the subscription, the Investor was also granted demand registration rights, in the event that the shares purchased by the Investor were not already registered under the Securities Act or available for sale under Rule 144 one year from the date of the sale, and we also granted the Investor first opportunity rights with respect to the sale of pickleball equipment at World Series of Pickleball events, the specific terms of which will be negotiated in good faith by the parties and a free basic sponsorship placement in the Company's inaugural World Series of Pickleball event, which the Company expects to occur next year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

With the participation of the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. Specifically our management determined that, as of December 31, 2025, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we add additional personnel or acquire or merge with another company.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

ITEM 9B. OTHER INFORMATION

(a) The below events occurred within four business days of the filing date of this Annual Report and as such, the Company is disclosing the occurrence of the events below under “Item 3.02 Unregistered Sales of Equity Securities”, instead of a stand-alone Current Report on Form 8-K:

Item 3.02. Unregistered Sales of Equity Securities.

Private Placement Subscription

On March 30, 2026, the Company entered into a Subscription Agreement with an accredited investor (the “Investor”), pursuant to which the Investor purchased an aggregate of 50,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $250,000. The Subscription Agreements included customary representations and warranties of the Investor and the Company. The Subscription Agreement also provided the Investor three year piggyback registration rights. Pursuant to a side letter entered into with the Investor at the time of the subscription, the Investor was also granted demand registration rights, in the event that the shares purchased by the Investor were not already registered under the Securities Act or available for sale under Rule 144 one year from the date of the sale, and we also granted the Investor first opportunity rights with respect to the sale of pickleball equipment at World Series of Pickleball events, the specific terms of which will be negotiated in good faith by the parties and a free basic sponsorship placement in the Company’s inaugural World Series of Pickleball event, which the Company expects to occur next year.

The Company claims an exemption from registration for the issuance of the shares to the Investor pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the offer and sale of such shares did not involve a public offering and the recipient was an “accredited investor” and had access to similar information as would be included in a registration statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. No sales commissions were paid in connection with the sales of these securities.

(b) Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f))  adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our Executive Officer and Directors

Name	Age	Position	Date First Appointed as a Director

Ronald S. Boreta	63	President, Chief Executive Officer, Secretary and Director	March 1984
Shawn Cable	53	Chief Financial Officer	-
James Askew	61	Director	October 2024

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

The business experience of our officers and directors is as follows:

Ronald S. Boreta, President, Chief Executive Officer, Secretary and Director

Ronald S. Boreta has served as President of the Company since 1992, Chief Executive officer (Principal Executive Officer) since August 1994, Principal Financial Officer from February 2004 through March 2025, and a Director since its inception in 1984. The Company employed him from its inception in March 1984, with the exception of a 6-month period in 1985 when he was employed by a franchisee of the Company located in San Francisco, California, until June 2016 when the Company transferred its interests in AAGC.  Since that time he has been employed by AAGC as its President.  Prior to his employment by the Company, Mr. Boreta was an assistant golf professional at San Jose Municipal Golf Course in San Jose, California.

Mr. Boreta currently devotes approximately 90% of his time to the business of the Company.  Ronald S. Boreta was selected to be a Director of the Company because of his long experience with the Company and because he has served as its sole executive officer for many years.

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

James Askew, Director

Since October 2024, Mr. Askew has served as a director of the Company and Mr. Askew served as an advisor to the Company prior thereto since 2020.  Mr. Askew has been a co-founder of Verde Clean Fuels (Nasdaq:VGAS) since August 2020.  Mr. Askew has been an entrepreneur, investor, and capital markets advisor to various companies, primarily in the energy industry, with assets and operations in numerous jurisdictions throughout Africa and The America’s for more than thirty years.  Based upon his qualifications, Mr. Askew is considered qualified to work as a Director of the Company.

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

Director Independence

Our common stock is currently quoted on the OTCID, maintained by OTC Markets. The OTCID does not require us to have independent members of our Board of Directors.

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

Board of Directors Meetings

During the year ending December 31, 2025, the Board held no formal meetings. The Company has not held an annual meeting in the last five years.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Insider Trading/Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build; however, while ‘short sales’ are discouraged by the Company, the Company does not currently have a policy prohibiting such transactions or any formal insider trading policy.

The Company has not adopted a formal insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company personnel that is reasonably designed to promote compliance with insider trading laws and applicable listing standards. The Company believes that due to its current limited number of officers, directors and employees, such policies are not currently necessary. However, in the future, the Company plans to adopt policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws and applicable listing standards, if any. Additionally, the Company plans to follow procedures for the repurchase of any shares of its securities which will be reasonably designed to promote compliance with insider trading laws and applicable listing standards, if any.

Policy on Timing of Award Grants

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and does not plan to take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI,whether positive or negative, for the purpose of affecting the value of executive compensation.

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

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. We plan to implement a clawback policy in the future, if required, although we have not yet implemented such policy and are not yet required to.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all required Section 16(a) were timely filed during fiscal 2025, except that John Boreta, a former greater than 10% stockholder inadvertently failed to timely report two transactions and as a result one Form 4 was not timely filed, Shawn Cable, our Chief Financial Officer, inadvertently failed to timely report one transaction and as a result one Form 4 was not timely filed, and Andre Agassi, a greater than 10% stockholder inadvertently failed to timely report one transaction and as a result one Form 4 was not timely filed.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen- Sation ($)	Total ($)

Ronald S. Boreta, President, Chief Executive Officer, and Director	2025	$230,769	$29,899	—	—	$—	$260,668
	2024	$40,000	$—	—	—	$—	$40,000

Shawn Cable, Chief Financial Officer(1)	2025	$58,269	8,589		169,503	—	236,361

*

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Option Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the awards, refer to Note 6 to the audited financial statements included in this Annual Report. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(1)

Effective on March 6, 2025, the Board of Directors of the Company, appointed Shawn Cable as the Chief Financial Officer (Principal Accounting/Financial Officer) of the Company (the “Appointment”), which Appointment was effective as of the same date.

(2)

In connection with his appointment as Chief Financial Officer of the Company on March 6, 2025, the Company agreed to pay Mr. Cable $75,000 per year, and to grant Mr. Cable warrants to purchase 100,000 shares of common stock with an exercise price of $1.70 per share and a term of five years. The warrants vested immediately and were exercisable 1/2 on March 6, 2025 and 1/2 on September 6, 2025.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

Employment Agreements; Outstanding Equity Awards; Key Man Insurance

Employment Agreements

The Company does not have any written employment agreements in place with any of its executive officers, other than Mr. Boreta, as discussed below. The Board of Directors, reserves the right to increase the salaries of our officer(s), and/or to grant them equity awards, including stock, options or other equity securities, from time to time, as additional compensation or bonuses.

Employment Agreement with Ronald S. Boreta, Chief Executive Officer, President, Secretary and Director

On March 25, 2026 and effective on March 1, 2026, we entered into an Executive Employment Agreement with our Chief Executive Officer and director, Mr. Ronald S. Boreta (the “Employment Agreement”).  The Employment Agreement provides for Mr. Boreta to continue to serve as Chief Executive Officer of the Company for a five-year term extending through February 28, 2031, provided that the agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the Employment Agreement.

The Employment Agreement provides for Mr. Boreta to receive an annual base salary of $270,000 (the “Base Salary”). The Employment Agreement also required the Company to (i) pay Mr. Boreta a sign-on bonus of equal to $250,000 in cash, payable at signing, which amount was not paid; and (ii) grant to Mr. Boreta 300,000 restricted stock units, settleable in shares of common stock, vesting 1/3 equally on each of December 31, 2026, December 31, 2027, and December 31, 2028 (the “Restricted Stock Units”). The Restricted Stock Units and the grant thereof are subject to approval by the Company’s Board of Directors (the “Board”), which the Board expects to approve promptly following the filing of a contemplated Form S-8 registration statement, subject to the terms and conditions of an equity compensation plan which was adopted by the Company and one or more award agreements, and as such, the Restricted Stock Units have not been granted to date.

Pursuant to the terms of the Employment Agreement, Mr. Boreta’s annual compensation package includes (1) the Base Salary (described above), which is subject to automatic 10% annual increases, and (2) a discretionary bonus payment to be determined in the sole discretion of the Board (or the Compensation Committee of the Board, if any) in the targeted amount of 50% of the Base Salary (the “Cash Bonus”). Mr. Boreta is also eligible for discretionary equity bonuses and/or cash awards, from time to time in the discretion of the Compensation Committee and/or Board of Directors.

Mr. Boreta’s compensation under the Employment Agreement may be increased from time to time, by the Board (or the Compensation Committee of the Board, if any), which increases do not require the entry into an amended employment agreement.

The Employment Agreement prohibits Mr. Boreta from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Products” means any product that the Company or any of its subsidiaries has provided or is developing, manufacturing, distributing, selling and/or providing at any time during the term of the Agreement, or which he obtained any trade secret or other confidential information about at any time during the term, or which he became aware of as a result of services rendered under the Employment Agreement. “Restricted Services” means any services that the Company or any of its subsidiaries has provided or is developing, performing and/or providing at any time during the term of the agreement, or which he obtained any trade secret or other confidential information about at any time during the term, or which he became aware of as a result of services rendered under the Employment Agreement. The non-compete requirements described in the paragraph above, as well as the restriction on Mr. Boreta to refrain, for a period of twelve months from the termination date, from soliciting customers of the Company with whom Mr. Boreta worked or had access to the confidential information pertaining to the Company’s business with such customer during the last year of Mr. Boreta’s employment with the Company and from soliciting employees of the Company to leave the employment of the Company, are defined as the “Non-Compete Provisions”.

We may terminate Mr. Boreta’s Employment Agreement (a) for “cause” which means (i) that Mr. Boreta has materially breached any obligation, duty, covenant or agreement under the agreement, which breach is not cured or corrected within thirty days of written notice thereof from the Company (except for breaches of the assignment of inventions or confidentiality/non-solicitation and non-compete provisions of the agreement, which cannot be cured and for which the Company need not give any opportunity to cure); (ii) Mr. Boreta’s willful failure or refusal to perform or nonperformance of his duties without a reasonable basis for him to do so, subject to a 30-day notice and cure period; (iii) gross negligence or willful misconduct of Mr. Boreta with regard to the Company or any of its subsidiaries resulting in a material economic loss to the Company or material damage to the Company’s reputation or business relationships; (iv) if Mr. Boreta commits any act of misappropriation of funds or embezzlement as determined in the reasonable determination of the Board (not to be subject to a cure period); (v) if Mr. Boreta commits any act of fraud as determined in the reasonable determination of the Board (not subject to a cure period); or (vi) if Mr. Boreta is convicted of, or pleads guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law and such offense casts reasonable doubt on Mr. Boreta’s ability to perform his duties going forward; (b) in the event Mr. Boreta suffers a physical or mental disability which, in the reasonable judgment of the Board, renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mr. Boreta.

Mr. Boreta may terminate his employment (a) for “good reason” if there is (i) a material diminution in his authority, duties, or responsibilities; (ii) a material diminution in the authority, duties, or responsibilities or a requirement that Mr. Boreta report to an officer or employee of the Company rather than reporting to the Board; (iii) a material breach by the Company of the agreement, or (iv) a material diminution in Mr. Boreta’s Base Salary, in each case without his prior written consent; provided, however, prior to any such termination by Mr. Boreta for “good reason,” Mr. Boreta must first advise us in writing (within 90 days of the occurrence of such event) and provide us 30 days to cure, after which in the event we do not cure the issue leading to such “good reason” notice, Mr. Boreta has 30 days to resign for “good reason”); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the Employment Agreement (or any renewal) upon notice as provided above.

If Mr. Boreta’s employment is terminated due to his death or disability, Mr. Boreta or his estate is entitled to a lump sum cash severance payment equal to the sum of (i) Mr. Boreta’s Base Salary accrued through the termination date; (ii) any unpaid Cash Bonus for the prior year that would have been paid had Mr. Boreta not been terminated prior to such payment; and (iii) the pro rata amount of the current year’s targeted bonus, multiplied by the number of days in such year preceding the termination date divided by 365. Additionally, and notwithstanding anything to the contrary in any equity agreement, any unvested stock options or equity compensation held by Mr. Boreta upon such termination shall vest and shall be exercisable until the earlier of (A) ninety days from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

If Mr. Boreta’s employment is terminated by Mr. Boreta without “good reason” or his non-renewal of the agreement, or by non-renewal by the Company, by the Company with cause or the Company’s non-renewal of the agreement, Mr. Boreta is entitled to his Base Salary accrued through the termination date and no other benefits other than continuation of health insurance benefits on the terms and to the extent required by COBRA, or such other similar law or regulation as may be applicable to Mr. Boreta or the Company with respect to Mr. Boreta. Additionally, any unvested stock options or equity compensation held by Mr. Boreta shall immediately terminate and be forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) shall be subject to terms and conditions set forth in the applicable equity agreement, as such may describe the rights and obligations upon termination of employment of Mr. Boreta.

If Mr. Boreta’s employment is terminated by Mr. Boreta for “good reason”, or by the Company without “cause”, (a) Mr. Boreta is entitled to his Base Salary accrued through the termination date and any unpaid Cash Bonus for the prior completed calendar year that would have been paid had Mr. Boreta not been terminated prior to such payment, plus a lump sum cash severance payment equal to (x) the sum of (i) an amount equal to three times his current annual Base Salary; plus (ii) an amount equal to his targeted bonus for the year containing the termination date (the “Severance Payment”); and (b) provided Mr. Boreta elects to receive continued health insurance coverage through COBRA, the Company will pay Mr. Boreta’s monthly COBRA contributions for health insurance coverage, as may be amended from time to time (less an amount equal to the premium contribution paid by active Company employees, if any) for twelve months following the termination date (the “Health Payment”); provided, however, that if at any time Mr. Boreta is covered by a substantially similar level of health insurance through subsequent employment or otherwise, the Company’s health benefit obligations shall immediately cease, and the Company shall have no further obligation to make the Health Payment. Additionally, and notwithstanding anything to the contrary in any equity agreement, any unvested stock options or equity compensation previously granted to Mr. Boreta will vest immediately upon such termination and shall be exercisable by Mr. Boreta until the earlier of (A) ninety (90) days from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

As a condition to Mr. Boreta’s right to receive any Severance Payment, (A) Mr. Boreta must execute and deliver to the Company a written release in form and substance satisfactory to the Company, of any and all claims against the Company and all directors and officers of the Company with respect to all matters arising out of Mr. Boreta’s employment, or the termination thereof (other than claims for entitlements under the terms of the agreement or plans or programs of the Company in which Mr. Boreta has accrued a benefit), which must be effective by the 90th day following his termination date; and (B) Mr. Boreta must not have breached any of his covenants and agreements under the Agreement relating to assignment of inventions and confidentiality, including the non-solicitation and non-compete provisions thereof, which shall continue following the termination date.

If a change of control of the Company occurs during the term of the Employment Agreement or within 30 days after Mr. Boreta’s termination of employment by Mr. Boreta for good reason, by the Company without cause, or as a result of non-renewal by the Company, the Company will pay Mr. Boreta a cash payment in a lump sum in an amount equal to (x) minus (y) where (x) equals 3.0 times the sum of (a) the most recent annual Base Salary of Mr. Boreta; and (b) the amount of the most recent Cash Bonus paid to Mr. Boreta pursuant to the Employment Agreement (or the targeted bonus, if no cash award was made prior to termination) and (y) equals the amount of any Severance Payment previously paid to Mr. Boreta pursuant to the Employment Agreement.

The Employment Agreement also contains standard assignment of inventions, indemnification and confidentiality provisions. Further, Mr. Boreta is subject to non-solicitation covenants during the term of the agreement.

Although Mr. Boreta will be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for twelve months after her employment with us ends pursuant to her employment agreement. Accordingly, Mr. Boreta could be in a position to use industry experience gained while working with us to compete with us.

Compensation of Shawn Cable, Chief Financial Officer

In connection with his appointment as Chief Financial Officer of the Company on March 6, 2025, the Company agreed to pay Mr. Cable $75,000 per year, and to grant Mr. Cable warrants to purchase 100,000 shares of common stock with an exercise price of $1.70 per share and a term of five years. The warrants vested immediately and were exercisable 1/2 on March 6, 2025 and 1/2 on September 6, 2025 (the “CFO Warrants”). The CFO Warrants also allow for cashless exercises and customary anti-dilution rights for stock splits, dividends and similar transactions.

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Ronald S. Boreta	—	—	—	—

Shawn Cable	100,000*	—	$1.70	March 6, 2030

* Warrants to purchase shares of common stock. All warrants have been earned.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

Non-Executive Director Compensation Table

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 30, 2025.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($)	All Other Compensation ($)	Total ($)
James Askew	$—	$—	$—	$—
Steve Miller(1)	$—	$—	$—	$—

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation, Option Awards or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Mr. Miller passed away on June 15, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of March 27, 2026 (the “Date of Determination”)by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 12,633,250 shares outstanding as of the Date of Determination, (ii) each of our directors, (iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name of Beneficial Owner	Number of Common Stock Shares Beneficially Owned		Percent Beneficial Ownership
Directors, Named Executive Officers and Executive Officers
Ronald S. Boreta	2,509,403	(1)	19.9%
Shawn Cable	102,000	(2)	* %
James M. Askew	2,097,860		16.6%
All executive officers and directors as a group (3 persons)	4,367,443	(1)(2)	29.3%

Greater than 5% Stockholders
Andre Agassi(3)	3,240,398	(3)	23.8%
Nathan Low(4)	789,450		6.2%

* Less than 1%.

(1)

Includes (i) 602,229 shares of common stock held individually by Ronald S. Boreta; (ii) 360,784 shares of common stock held by Boreta Enterprises, Ltd (“Enterprises”), of which Ronald S. Boreta is Managing Member and Chief Executive Officer; (iii) 1,495,390 shares of common stock held by All-American Golf Center, Inc. (“AAGC”), of which Ronald S. Boreta is a director and President ; and (iv) 51,000 shares of common stock held by Boreta Lifetime Trust, of which Mr. Boreta is the trustee. Due to the above, Ronald S. Boreta may be deemed to share voting and dispositive control over the securities held by Enterprises, AAGC, and the Boreta Lifetime Trust. Ronald S. Boreta disclaims beneficial ownership of the securities held by Enterprises, AAGC, and the Boreta Lifetime Trust, except to the extent of his pecuniary interest therein.

(2)	Includes warrants to purchase 100,000 shares of common stock with an exercise price of $1.70 per share, which have a term through March 6, 2030.

(3)

Address: 1120 N. Town Center Drive, Suite 160, Las Vegas, Nevada 89144. Investments AKA, LLC (“Investments AKA”) is owned and managed by Agassi Ventures, LLC (“Agassi Ventures”); Agassi Ventures is owned by The Andre Agassi Trust and managed by Andre Agassi; The Andre Agassi Trust (the “Agassi Trust”) is a trust created by Andre Agassi, who serves as its trustee; and Andre Agassi is an individual. ASI Group, LLC (“ASI Group”) is managed by AKA Four, LLC (“AKA Four”) which is managed by Agassi Ventures, which is managed by Andre Agassi. Investments AKA owns 100% of ASI Group. Agassi Ventures, Andre Trust and Andre Agassi own directly no shares of common stock. The Agassi Trust, which owns all of the interests in Agassi Ventures, may be deemed to share voting and dispositive power with respect to 1,603,354 shares of common stock held directly by Investments AKA and the 637,044 shares of common stock held directly by ASI Group. Andre Agassi, who is the manager of Agassi Ventures, may be deemed to share voting and dispositive power with respect to the 1,603,354 shares of common stock held directly by Investments AKA and the 637,044 shares of common stock held directly by ASI Group. All information included in this footnote above, and footnote (4), below, comes from the Schedule 13D/A filed with the SEC by Mr. Agassi, Agassi Ventures, LLC, The Andre Agassi Trust, Investments AKA and ASI Group on February 12, 2026, which information we have not independently confirmed. Also includes 500,000 shares of common stock issuable upon exercise of warrants to purchase 500,000 shares of common stock with an exercise price of $5.50 per share and an expiration date of November 22, 2030, which are exercisable within 60 days of the Date of Determination, which are held by Stefanie Graf, the spouse of Andre Agassi, pursuant to the rules of the Commission regarding beneficial ownership. Andre K. Agassi may be deemed to share beneficial ownership of such securities by virtue of his relationship with Stefanie Graf and the potential to share voting and/or dispositive power over such securities. Andre Agassi disclaims beneficial ownership of all securities held by Stefanie Graf, except to the extent of any pecuniary interest therein.

(4)

 Address: 59 Putnam Blvd., Atlantic Beach, New York 11509. All information included in this footnote  comes from the Schedule 13G filed with the SEC by Mr. Low on February 11, 2025, which information we have not independently confirmed.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2025, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders (1)	4,875,000	$1.73	—
Total	4,875,000	$1.73	—

(1)  Represents warrants to purchase 2,975,000 shares of common stock with an exercise price of $0.3970 per share and an expiration date of July 3, 2029; warrants to purchase 850,000 shares of common stock with an exercise price of $1.70 per share, which expire on March 6, 2030; warrants to purchase 50,000 shares of common stock with an exercise price of $6.30 per share and an expiration date of July 31, 2028; and warrants to purchase 1,000,000 shares of common stock with an exercise price of $5.50 per share and an expiration date of November 22, 2030. The warrants were issued to the warrant holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the warrant holders in furtherance of the Company’s business objectives.

Agassi Sports Entertainment Corp. 2026 Equity Incentive Plan

General

On March 23, 2026, the Board of Directors adopted the Agassi Sports Entertainment Corp. 2026 Equity Incentive Plan, which became effective on the same date (the “2026 Plan”).

The 2026 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) nonqualified stock options; (ii) stock appreciation rights; (iii) restricted stock awards; (iv) restricted stock units; (v) shares in performance of services; (vi) other awards of equity or equity based compensation; or (vii) any combination of the foregoing. In making such determinations, the Board or Compensation Committee may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board or Compensation Committee, in its discretion shall deem relevant.

Shares Available Under the 2026 Plan

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2026 Plan is 1,500,000.

If an award granted under the 2026 Plan entitles a holder to receive or purchase shares of our common stock, then on the date of grant of the award, the number of shares covered by the award (or to which the award relates) will be counted against the total number of shares available for granting awards under the 2026 Plan. As a result, the shares available for granting future awards under the 2026 Plan will be reduced as of the date of grant. However, certain shares that have been counted against the total number of shares authorized under the 2026 Plan in connection with awards previously granted under such 2026 Plan will again be available for awards under the 2026 Plan as follows: shares of our common stock covered by an award or to which an award relates which were not issued because the award terminated or was paid in cash or any portion thereof that was forfeited or cancelled without the delivery of shares will again be available for awards, including, but not limited to shares forfeited to pay any exercise price or tax obligation.

In addition, shares of common stock related to awards that expire, are forfeited or cancelled or terminate for any reason without the issuance of shares shall not be treated as issued pursuant to the 2026 Plan.

The shares available for awards under the 2026 Plan will be authorized but unissued shares of our common stock or shares acquired in the open market or otherwise.

Administration

The Company is the issuer (manager) of the 2026 Plan. The 2026 Plan is administered by either (a) the entire Board of Directors of the Company, or (b) the Compensation Committee of the Board (if any); or (c) as determined from time to time by the Board of Directors (as applicable, the “Administrator”). Subject to the terms of the 2026 Plan, the Administrator may determine the recipients, the types of awards to be granted, the number of shares of our common stock subject to or the cash value of awards, and the terms and conditions of awards granted under the 2026 Plan, including the period of their exercisability and vesting. The Administrator also has the authority to provide for accelerated exercisability and vesting of awards. Subject to the limitations set forth below, the Administrator also determines the fair market value applicable to an award and the exercise or strike price of stock options and stock appreciation rights granted under the 2026 Plan.

The Administrator may also delegate to one or more executive officers the authority to designate employees who are not executive officers to be recipients of certain awards and the number of shares of our common stock subject to such awards. Under any such delegation, the Administrator will specify the total number of shares of our common stock that may be subject to the awards granted by such executive officer. The executive officer may not grant an award to himself or herself.

On or after the date of grant of an award under the 2026 Plan, the Administrator may (i) accelerate the date on which any such award becomes vested, exercisable or transferable, as the case may be, (ii) extend the term of any such award, including, without limitation, extending the period following a termination of a participant’s employment during which any such award may remain outstanding, or (iii) waive any conditions to the vesting, exercisability or transferability, as the case may be, of any such award; provided, that the Administrator shall not have any such authority to the extent that the grant of such authority would cause any tax to become due under Section 409A of the Internal Revenue Code (the “Code”).

Eligibility

All of our employees (including our affiliates), non-employee directors and consultants are eligible to participate in the 2026 Plan and may receive all types of awards thereunder.

No awards are issuable by the Company under the 2026 Plan (a) in connection with services associated with the offer or sale of securities in a capital-raising transaction; or (b) where the services directly or indirectly promote or maintain a market for the Company’s securities.

Option Terms

Stock options may be granted by the Administrator and must be non-qualified (non-statutory) stock options. The Administrator, in its sole discretion, determines the exercise price of any options granted under the Plan which exercise price is set forth in the agreement evidencing the option. Stock options are subject to the terms and conditions, including vesting conditions, set by the Administrator. The exercise price for all stock options granted under the 2026 Plan will be determined by the Administrator, except that no stock options can be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.

The term of all stock options granted under the 2026 Plan will be determined by the Administrator. Each stock option gives the grantee the right to receive a number of shares of the Company’s common stock upon exercise of the stock option and payment of the exercise price. The exercise price may be paid in cash or if approved by the Administrator, shares of the Company’s common stock. The Administrator may also permit other ways for a grantee to pay the exercise price.

Options granted under the 2026 Plan may be exercisable in cumulative increments, or “vest,” as determined by the Administrator.

The Administrator may impose limitations on the transferability of stock options granted under the 2026 Plan in its discretion. Generally, a participant may not transfer a stock option granted under the 2026 Plan other than by will or the laws of descent and distribution or, subject to approval by the Administrator, pursuant to a domestic relations order. However, the Administrator may permit transfer of a stock option in a manner that is not prohibited by applicable tax and securities laws. Options may not be transferred to a third party financial institution for value.

Unless the terms of an optionholder’s stock option agreement, or other written agreement between us and the optionholder, provides otherwise, if an optionholder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death, or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. This period may be extended in the event that exercise of the option is prohibited by applicable securities laws or the immediate sale of shares acquired upon exercise of the option is prohibited by our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 18 months following the date of death. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability, the optionholder may generally exercise any vested options for a period of 12 months following the cessation of service. In the event of a termination for cause, options generally terminate upon the termination date. In no event may an option be exercised beyond the expiration of its term. Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the administrator and may include (i) cash, check, bank draft or money order; (ii) a broker-assisted cashless exercise; (iii) the tender of shares of our common stock previously owned by the optionholder; (iv) a net exercise of the option (to the extent allowed); or (v) other legal consideration approved by the administrator.

Except as explicitly provided otherwise in a participant’s stock option agreement or other written agreement with us or one of our affiliates, the term “cause” is defined in the 2026 Plan to mean any event which would qualify as cause for termination under the participant’s employment agreement with the Company, or, if there is no such employment agreement, any of the following (i) the recipient’s dishonest statements or acts with respect to the Company or any affiliate of the Company, or any current or prospective customers, suppliers, vendors or other third parties with which such entity does business; (ii) the recipient’s commission of (A) a felony or (B) any misdemeanor involving moral turpitude, deceit, dishonesty or fraud; (iii) the recipient’s failure to perform the recipient’s assigned duties and responsibilities to the reasonable satisfaction of the Company which failure continues, in the reasonable judgment of the Company, after written notice given to the recipient by the Company; (iv) the recipient’s gross negligence, willful misconduct or insubordination with respect to the Company or any affiliate of the Company; or (v) the recipient’s material violation of any provision of any agreement(s) between the recipient and the Company relating to noncompetition, non-solicitation, nondisclosure and/or assignment of inventions.

Restricted Stock Unit Awards

Restricted stock unit (RSU) awards are granted under restricted stock unit award agreements adopted by the administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration that may be acceptable to our Board of Directors and permissible under applicable law. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards

Restricted stock awards are granted under restricted stock award agreements adopted by the administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past or future services to us, or any other form of legal consideration that may be acceptable to our Board of Directors and permissible under applicable law. The administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of common stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights

Stock appreciation rights are granted under stock appreciation right agreements adopted by the administrator. The administrator determines the purchase price or strike price for a stock appreciation right, which generally will not be less than 100% of the fair market value of our common stock on the date of grant. A stock appreciation right granted under our 2026 Plan will vest at the rate specified in the stock appreciation right agreement as determined by the administrator. Stock appreciation rights may be settled in cash or shares of our common stock or in any other form of payment as determined by our Board of Directors and specified in the stock appreciation right agreement.

The administrator determines the term of stock appreciation rights granted under our 2026 Plan, up to a maximum of 10 years. If a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability, or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. This period may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate upon the termination date. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards

Our 2026 Plan permits the grant of performance awards that may be settled in stock, cash or other property. Performance awards may be structured so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, our common stock.

The performance goals may be based on any measure of performance selected by our Board of Directors. The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates, or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise by our Board of Directors at the time the performance award is granted, our Board of Directors will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (i) to exclude restructuring and/or other nonrecurring charges; (ii) to exclude exchange rate effects; (iii) to exclude the effects of changes to generally accepted accounting principles; (iv) to exclude the effects of any statutory adjustments to corporate tax rates; (v) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (vi) to exclude the dilutive effects of acquisitions or joint ventures; (vii) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (viii) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (ix) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (x) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; and (xi) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles.

Other Stock Awards

The administrator may grant other awards based in whole or in part by reference to our common stock. The administrator will set the number of shares under the stock award (or cash equivalent) and all other terms and conditions of such awards.

Tax Withholding Adjustments

To the extent provided by the terms of an option or other award, or otherwise agreed to by the Administrator, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option, or award by a cash payment upon exercise, or in the discretion of the Administrator, by authorizing our company to withhold a portion of the stock otherwise issuable to the participant, by delivering already-owned shares of our common stock or by a combination of these means.

Changes to Capital Structure

In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (i) the class and maximum number of shares reserved for issuance under our 2026 Plan, (ii) the class and maximum number of shares by which the share reserve may increase automatically each year, and (iii) the class and maximum number of shares that may be issued on the exercise of stock options.

Corporate Transactions

In the event of a corporate transaction (as defined in the 2026 Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the administrator at the time of grant, any stock awards outstanding under our 2026 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then (i) with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full (or, in the case of performance awards with multiple vesting levels depending on the level of performance, vesting will accelerate at 100% of the target level) to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the corporate transaction); and (ii) any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the corporate transaction.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the value of the property the participant would have received upon the exercise of the stock award, over (ii) any per share exercise price payable by such holder, if applicable. In addition, any escrow, holdback, earn out or similar provisions in the definitive agreement for the corporate transaction may apply to such payment to the same extent and in the same manner as such provisions apply to the holders of our common stock.

Change in Control

Stock awards granted under our 2026 Plan may be subject to acceleration of vesting and exercisability upon or after a change in control (as defined in the 2026 Plan) as may be provided in the applicable stock award agreement or in any other written agreement between us or any affiliate and the participant, but in the absence of such provision, no such acceleration will automatically occur.

Repricing; Cancellation and Re-Grant of Stock Options or Stock Appreciation Rights

The Administrator has the right to effect, at any time and from time to time, subject to the consent of any participant whose award is materially impaired by such action, (1) the reduction of the exercise price (or strike price) of any outstanding option or stock appreciation right (SAR); (2) the cancellation of any outstanding option or SAR and the grant in substitution therefor of (A) a new option, SAR, restricted stock award, RSU award or other award, under the 2026 Plan or another equity plan of the Company, covering the same or a different number of shares of common stock, (B) cash and/or (C) other valuable consideration (as determined by the Board); or (3) any other action that is treated as a repricing under generally accepted accounting principles.

Duration; Termination of the 2026 Plan

Our Board of Directors has the authority to amend, suspend, or terminate our 2026 Plan at any time, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No stock awards may be granted under our 2026 Plan while it is suspended or after it is terminated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive Compensation”, there have been no transactions since January 1, 2024, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Party Transactions

The Company has received funding for operations from All American Golf Center, Inc., owned by Ronald Boreta and John Boreta. These funds helped pay for office supplies, phone charges, postage and salaries.

On July 3, 2024, the Company entered into a share purchase agreement with All American Golf Center, Inc. (the “Creditor”), pursuant to which the Creditor agreed to exchange shares of the Company’s common stock in consideration for the Creditor’s release of obligations of the Company to repay expenses in the aggregate amount of $593,670 for expenses of the Company previously paid by the Creditor.  Pursuant to the Purchase Agreement, the 1,495,390 shares of common stock to be issued by the Company to the Creditor upon consummation of the exchange was determined based upon an implied price per share of common stock, equal to $0.397. The Creditor is an existing significant stockholder of the Company that is owned and controlled by Ronald S. Boreta, President, Chief Executive Officer, Secretary, and a director of the Company (also a greater than 10% stockholder), and John Boreta, a then director and greater than 10% stockholder of the Company. At December 31, 2025 and December 31, 2024, the total amounts owed to All-American Golf Center, Inc. were $0 and $0, respectively.

Also on July 3, 2024, the Company issued warrants to purchase 2,975,000 shares of common stock at an exercise price of $0.397 per share, (i) to James Askew, an individual, who was subsequently appointed as a member of the Board of Directors of the Company  (Warrants to purchase 2,269,583 shares of common stock), and (ii) to Investments AKA, LLC, a limited liability company indirectly controlled by Andre Agassi (Warrants to purchase 705,417 shares of common stock).  The Warrants vested immediately. The Warrants were exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives.

The Company also entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.

The Company’s corporate offices are located at 1120 N Town Center Drive, Suite 160, Las Vegas, Nevada 89144 in space shared with Agassi Graf Holdings, which is affiliated with Andre Agassi, the Company’s largest stockholder, which is provided to the Company without charge.

On November 22, 2025, the Company entered into Brand Partner Agreement with Stefanie Graf (the “Brand Partner Agreement”), pursuant to which Ms. Graf (a “Brand Partner”) has agreed to serve as a Company advisor, spokesperson, celebrity endorser and brand partner.  Ms. Graf is the spouse of Andre Agassi, a greater than 5% stockholder of the Company.

Pursuant to the Brand Partner Agreement, the Brand Partner will (i) participate in certain Company projects and initiatives, subject to agreement as to scope and compensation in each instance; (ii) promote the Company’s brand and content through public appearances, interviews, and social media activity, subject to mutual agreement as to each social media post; and (iii) provide advice and consultation upon Company request with respect to the Company’s brand and content.  The Brand Partner has also licensed her image, name and likeness to the Company for use in our public relations, advertising and marketing, on a worldwide basis, subject to the Brand Partner’s right to disapprove of any particular use. The Brand Partner Agreement has a five-year term, subject to extension by mutual agreement.

In consideration for her services under the Brand Partner Agreement, we granted Ms. Graf warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $5.50 per share (the “Graf Warrants”).  The Graf Warrants vested immediately and have a five-year term.  The Graf Warrants were exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date.  The Graf Warrants may be exercised either by cash payment or via cashless exercise based on a formula set forth in the Graf Warrants.

The Brand Partner Agreement may be terminated by either party at any time, with or without cause, upon written notice. The Brand Partner Agreement includes customary representations of the parties and confidentiality provisions. The Company may assign its rights under the Brand Partner Agreement to an affiliate or in connection with the bona fide sale of the Company’s business, whether by way of sale, merger or acquisition, but the Brand Partner Agreement is otherwise non-assignable.

On February 4, 2026, James Askew, a member of the Board of Directors of the Company exercised warrants to purchase an aggregate of 2,269,583 shares of the Company’s common stock with an exercise price of $0.397 per share on a cashless basis. In connection with such exercise, the Company issued to Mr. Askew a net of 2,097,740 shares of common stock, after the forfeiture of 171,843 warrant shares to the Company in satisfaction of the aggregate exercise price, based on the fair market value of the Company’s common stock on the exercise date, as determined in accordance with the terms of the warrants.

On February 6, 2026, Investments AKA, LLC, a limited liability company indirectly controlled by Andre Agassi (a greater than 5% stockholder of the Company), exercised warrants to purchase an aggregate of 705,417 shares of the Company’s common stock with an exercise price of $0.397 per share on a cashless basis. In connection with such exercise, the Company issued to Investments AKA, LLC a net of 651,231 shares of common stock, after the forfeiture of 54,186 warrant shares to the Company in satisfaction of the aggregate exercise price, based on the fair market value of the Company’s common stock on the exercise date, as determined in accordance with the terms of the warrants.

On March 13, 2026, the Company entered into two Subscription Agreements with two accredited investors (the “Investors”), pursuant to which the Investors purchased an aggregate of 80,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $400,000. The Subscription Agreements included customary representations and warranties of the Investors and the Company.

One of the Investors was the Boreta Lifetime Trust, whose trustee is Ronald S. Boreta, the Company’s President, Chief Executive Officer and director. The Boreta Trust purchased 50,000 shares of restricted common stock for $5.00 per share or $250,000 in aggregate.

Jett Boreta, the son of our Chief Executive Officer and director, Ronald S. Boreta is employed by the Company as a data analyst and was paid $5,191 and $0 in compensation for the years ended December 31, 2025 and 2024, respectively. James (“Jake”) Askew and Austin Askew, both sons of director James Askew, are employed by the Company in business development positions and were paid $97,222 and $10,000 and $77,405 and $10,000 in compensation for the years ended December 31, 2025 and 2024, respectively.

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

Director Independence

Our common stock is currently quoted on the OTCID maintained by OTC Markets. The OTCID does not require us to have independent members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, RBSM LLP, for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2025 and 2024, respectively, were:

Fee Category	2025	2024
Audit Fees (1)	$34,500	$32,000
Audit-related fees (2)	—	—
Tax fees (3)	5,000	5,000
All other fees (2)	—	—
Total Fees	$39,500	$37,000

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

 AGASSI SPORTS ENTERTAINMENT CORP.

(2)	Consolidated Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation Since Formation		10-K	3.1	3/26/2025	000-24970
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 25, 2025 and effective on March 31, 2025		8-K	3.1	3/31/2024	000-24970
3.3	Amended and Restated Bylaws of Global Acquisitions Corp.		8-K	3.1	1/10/2025	000-24970
4.1†	Form of Warrant to Purchase Shares of Common Stock Dated July 3, 2024		8-K	4.1	7/5/2024	000-24970
4.2†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Shawn Cable		8-K	4.1	3/11/2025	000-24970
4.3†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Justin Gimblestob		8-K	4.2	3/11/2025	000-24970
4.4	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Darren Cahill		8-K	4.3	3/11/2025	000-24970
4.5	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Patrick J. Rolfes		8-K	4.1	6/4/2025	000-24970
4.6†	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Ted Angelo		8-K	4.2	6/4/2025	000-24970
4.7	Common Stock Purchase Warrant dated November 24, 2025, granted by Agassi Sports Entertainment Corp. to Stefanie Graf		8-K	4.1	11/25/2025	000-24970
4.8*	Description of Securities	[X]
10.1	Purchase Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation, and All-American Golf Center, Inc.		8-K	10.1	7/5/2024	000-24970
10.2†	Consulting Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation and James Askew		8-K	10.2	7/5/2024	000-24970
10.3	Form of Subscription Agreement for November 2024 Private Offering by Global Acquisitions Corporation and the Investors party thereto		8-K	10.1	11/8/2024	000-24970
10.4	Trademark Acquisition Agreement dated May 31, 2025, by and between Agassi Sports Entertainment Corp., Patrick J. Rolfes and Ted Angelo		8-K	10.1	6/4/2025	000-24970
10.5	Statement of Work dated July 2, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS		8-K	10.1	7/9/2025	000-24970
10.6	Collaboration and Licensing Agreement entered into on July 10, 2025, by and between Agassi Sports Entertainment Corp. and Sport Squad, Inc. (JOOLA)		8-K	10.1	7/15/2025	000-24970
10.7#♦	Partnership Agreement for Consulting Services dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS		8-K	10.1	11/5/2025	000-24970
10.8#	Commitment Agreement dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS		8-K	10.2	11/5/2025	000-24970
10.9#♦	Statement of Work 1 (SOW 1) – Agassi Digital Transformation Partner, dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS		8-K	10.3	11/5/2025	000-24970
10.10	Brand Partner Agreement dated November 22, 2025, by and between Agassi Sports Entertainment Corp. and Stefanie Graf		8-K	10.1	11/25/2025	000-24970
10.11#♦	Embedded Solution Agreement – IBM Cloud Enterprise Savings PLAN ESA Transaction Document dated February 2, 2026, by and between Agassi Sports Entertainment Corp. and International Business Machines Corporation		8-K	10.1	2/3/2026	000-24970
10.12#	Embedded Solution Agreement Attachment for Build Fund Cloud Credits dated February 2, 2026, by and between Agassi Sports Entertainment Corp. and International Business Machines Corporation		8-K	10.2	2/3/2026	000-24970
10.13†	Executive Employment Agreement dated March 25, 2026, by and between Agassi Sports Entertainment Corp. and Ronald S. Boreta		8-K	10.1	3/26/2026	000-24970
10.14†	Agassi Sports Entertainment Corp. 2026 Equity Incentive Plan		8-K	10.2	3/26/2026	000-24970
14.1	Code of Ethics		10-KSB	14.1	4/15/2008	000-24970
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
32.1**	Certification of Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]
101.SCH*	XBRL Taxonomy Extension Schema Document	[X]
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	[X]
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	[X]
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	[X]
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	[X]
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-K included in the Exhibit 101 Inline XBRL Document Set	[X]

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

AGASSI SPORTS ENTERTAINMENT CORP.

Dated: March 31, 2026	By:	/s/ Ronald S. Boreta
Ronald S. Boreta, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Ronald S. Boreta	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2026
Ronald S. Boreta

/s/ Shawn Cable
Shawn Cable	Chief Financial Officer (Principal Financial/Accounting Officer)	March 31, 2026

/s/ James Askew	Director	March 31, 2026
James Askew