Form 10-Q
period 2026-03-31
Agassi Sports Entertainment Corp.
filed 2026-05-13
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2026

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

The number of shares of common stock, $0.001 par value, outstanding on May 13, 2026 was 12,733,250 shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

•	risks related to injuries, accidents, security incidents or other liabilities arising from our operations or events and the adequacy of our insurance coverage;
•	disruptions to our information technology systems, cybersecurity threats and unauthorized access to data, and the resulting operational, legal and reputational risks;

•	risks associated with our use of artificial intelligence technologies, including regulatory, operational, reputational and competitive risks;
•	our ability to attract, retain and manage key personnel and to effectively manage our growth, including increased operational scale and complexity;
•	our ability to protect our intellectual property and avoid infringing on the intellectual property rights of others;
•	our ability to establish and maintain brand recognition and customer loyalty;
•	changes in laws, regulations and regulatory requirements applicable to our business;
•	corporate governance risks and risks related to being a public company, including increased costs and compliance obligations;
•	the concentration of ownership of our securities and its impact on corporate decision-making;
•	the market price and liquidity of our common stock; and
•	other risk factors discussed or incorporated by reference in “Risk Factors”, below.

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

Part I – Financial Information

Item 1. Financial Statements

Agassi Sports Entertainment Corp.,

Condensed Balance Sheets

	March 31,	December 31,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$316,989	$95,748
Prepaid expenses and other current assets	1,198	400,627
Total current assets	318,187	496,375
Property and equipment, net	18,413	7,770
Intangible asset, net	291,160	296,298
Total assets	$627,760	$800,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,191,997	$486,900
Note payable	-	7,500
Total liabilities	1,191,997	494,400

Commitments and contingencies	-	-

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of both March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 12,683,250 and 9,785,056 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12,683	9,785
Additional paid-in capital	41,563,496	39,926,360
Accumulated deficit	(42,140,416)	(39,630,102)
Total stockholders’ equity (deficit)	(564,237)	306,046
Total liabilities and stockholders’ equity	$627,760	$800,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ending March 31,

	2026	2025
Operating Expenses:

General and administrative expenses	$2,510,314	$1,665,246

Total operating expenses	2,510,314	1,665,246
Loss from operations	(2,510,314)	(1,665,246)

Net Loss	(2,510,314)	(1,665,246)

Weighted average number of common shares outstanding - basic and fully diluted	11,477,831	9,785,056

Net loss per share- basic and fully diluted	$(0.22)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

Condensed Statements of Changes in Stockholders’ Deficit

 (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2024	9,785,056	$9,785	$32,410,928	$(30,138,568)	$2,282,145
Stock based compensation	-	-	1,440,777	-	1,440,777
Net loss	-	-	-	(1,665,246)	(1,665,246)
Balances, March 31, 2025	9,785,056	9,785	33,851,705	(31,803,814)	2,057,676
Balances, December 31, 2025	9,785,056	9,785	39,926,360	(39,630,102)	306,046
Shares issued for cash	130,000	130	649,870	-	650,000
Conversion of note payable to common stock	19,223	19	8,560	-	8,579
Exercise of warrants	2,784,971	2,749	(2,749)	-	-

Stock Based Compensation	-	-	981,455	-	981,455

Net loss	-	-	-	(2,510,314)	(2,510,314)
Balances, March 31, 2026	12,683,250	$12,683	$41,563,496	$(42,140,416)	$(564,237)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	March,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,510,314)	$(1,665,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,634	496
Stock-based compensation expense	981,455	1,440,777
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	399,429	(112)
Accounts payable and accrued expenses	706,176	23,676
Net cash used in operating activities	(417,620)	(247,761)
Cash flows from investing activities:
Purchase of property and equipment	(11,139)	-
Net cash used in investing activities	(11,139)	-
Cash flows from financing activities:
Proceeds from shares issued	650,000	-
Net cash provided by financing activities	650,000	-
Net change in cash and cash equivalents	221,241	(247,761)
Cash and cash equivalents at beginning of year	95,748	2319,242
Cash and cash equivalents at end of year	$316,989	$2,071,481

Supplemental disclosure of non-cash financing activities:
Conversion of note payable and accrued interest into common stock	$8,579	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a.  ORGANIZATION

Agassi Sports Entertainment Corp. (the “Company”) was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and to “All-American SportPark, Inc.” (“AASP”) on December 14, 1998. Effective February 15, 2021, the name of the Company was changed to “Global Acquisitions Corporation.” On March 31, 2025, the Company legally changed its name from “Global Acquisitions Corporation”, to “Agassi Sports Entertainment Corp.”

On June 10, 2016, the Company entered into a Transfer Agreement for the sale and transfer of the Company’s 51% interest in All-American Golf Center, Inc. (“AAGC”), which at the time constituted substantially all of the Company’s assets. On October 18, 2016, the Company completed the closing of the Transfer Agreement pursuant to which the Company transferred the 51% interest in AAGC to Ronald Boreta, the Chief Executive Officer, President and director of the Company and John Boreta, his brother, who was at the time a member of the Board of Directors of the Company (collectively, the “Boretas”), and also issued to the Boretas 1,000,000 shares of the Company’s common stock, in exchange for the cancellation of promissory notes held by the Boretas and accrued interest totaling $8,864,255. AAGC constituted substantially all of the Company’s assets and following the closing of the Transfer Agreement, the Company had no or nominal operations and no or nominal assets and was therefore considered to be a “Shell Company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company remained a “Shell Company” until May 31, 2025, when the Company entered into that certain Trademark Acquisition Agreement dated May 31, 2025, discussed in greater detail below under Note 5.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2025 and notes thereto included in the Company’s Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for interim periods may not be indicative of annual results.

c. BUSINESS ACTIVITIES

At this time, the Company’s plan is to create and manage unique content, building sports communities around entertainment, media, wellness, education, commerce, and charitable efforts, with the goal of becoming a leading media and entertainment company in the world of racket sports.

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

The following is a summary of property and equipment as of:

	March 31,	December 31,
	2026	2025
Computer and equipment	$21,189	$10,050
Accumulated depreciation	(2,776)	(2,280)
Property and equipment, net	$18,413	$7,770

Depreciation expense was $496 and $496 for the three months ended March 31, 2026 and 2025, respectively.

e. INTANGIBLE ASSET

Intangible assets are amortized over the respective estimated lives on a straight-line basis, unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. Impairment charges, if any, are recorded in the period in which the impairment is detected. As of December 31, 2025, intangible asset consists of the trademark acquired from Patrick J. Rolfes and Ted Angelo (the “Sellers”), the owners of the trademark for “World Series of Pickleball” (the “Trademark”). Pursuant to the Trademark Acquisition Agreement, we acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock with a fair value of $283,287 (see Notes 5 and 6). The Trademark is amortized over its estimated useful life of 15 years, which represents the estimated protection life of the asset.

Amortization expense was $5,138 and $0 for the three months ended March 31, 2026 and 2025, respectively.

The carrying value of the related asset remaining for amortization as of March 31, 2026 was $291,160. (see Note 5).

f. IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not record any impairment losses on its long-lived assets as of March 31, 2026.

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

At March 31, 2026 and December 31, 2025, the carrying amount of due to related party and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

i. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude any dilutive effects of options, warrants, and convertible securities. Basic earnings per share are computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As of March 31, 2026, we had 2,150,000 outstanding warrants to purchase shares of common stock.

Loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 11,477,831 and 9,785,056 for the three months ended March 31, 2026 and 2025, respectively.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the three months ended
	March 31,
	2026	2025
Total operating expenses	$2,510,314	$1,665,246

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, for the three months ended March 31, 2026 and 2025, the Company had a net loss of $2,510,314 and $1,665,246, respectively. As of March 31, 2026, the Company had an accumulated deficit of $42,140,416. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 5. TRADEMARK ACQUISITION

On May 31, 2025, the Company entered into a Trademark Acquisition Agreement with Patrick J. Rolfes and Ted Angelo, the owners of the trademark for “World Series of Pickleball”. Pursuant to the Trademark Acquisition Agreement, the Company acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock (with warrants to purchase 25,000 shares granted to each seller)(the “Sellers Warrants”).

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

The Trademark is amortized over its estimated useful life of 15 years on a straight-line basis. The estimated future amortization expense related to the Trademark as of March 31, 2026 is as follows:

Remainder of 2026	$15,414
2027	20,552
2028	20,552
2029	20,552
2030	20,552
Thereafter	193,538
Total	$291,160

NOTE 6. CAPITAL STOCK, STOCK OPTIONS, AND INCENTIVES

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025.  The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

COMMON STOCK

Effective February 15, 2022, the number of authorized shares of common stock, $0.001 par value, was increased to 500,000,000 shares.

In February 2026, the Company issued a net total of 2,748,971 shares of common stock pursuant to the cashless exercise of warrants by a director and a significant beneficial owner. These transactions involved the exercise of warrants for 2,269,583 and 705,417 shares, respectively, resulting in the net issuance of 2,097,740 and 651,231 shares after the forfeiture of 226,029 shares to satisfy the aggregate exercise price.

On February 6, 2026, the Company issued 19,223 shares of common stock upon the conversion of $8,579 in principal and accrued interest outstanding under a convertible promissory note dated September 30, 2024. This conversion fully satisfied the Company's obligations under the note.

Subscription Agreements

On March 13, 2026, the Company issued 80,000 shares of restricted common stock to two accredited investors at $5.00 per share for total proceeds of $400,000. This issuance included 50,000 shares sold for $250,000 to the Boreta Lifetime Trust, an entity affiliated with Ronald S. Boreta, the Company’s President, Chief Executive Officer, and Director. These shares were issued in a private placement.

Private Placement Subscription

On March 30, 2026, the Company issued 50,000 shares of restricted common stock to an accredited investor at $5.00 per share for aggregate gross proceeds of $250,000 pursuant to a Subscription Agreement. The investor was granted three-year piggyback registration rights and, pursuant to a side letter agreement, demand registration rights if the shares are not registered or eligible for resale under Rule 144 within one year of issuance, certain first opportunity rights related to future World Series of Pickleball events, and a complimentary sponsorship placement at the Company’s inaugural World Series of Pickleball event.

There were 12,683,250 shares of common stock as of March 31, 2026 and 9,785,056 shares of common stock issued and outstanding as of December 31, 2025.

WARRANTS

The following is a summary of warrants for the three months ended March 31, 2026.

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2025	4,925,000	$1.77	$20,592,675
Granted	200,000	5.00	-
Exercised	(2,748,971)	0.40	-
Forfeited	(226,029)	0.40	-
Outstanding as of March 31, 2026	2,150,000	3.98	$2,550,000

Exercisable as of December 31, 2025	4,925,000	$1.77	$20,592,675
Exercisable as of March 31, 2026	2,150,000	$3.98	$2,550,000

The weighted-average remaining term of the warrants outstanding was 4.06 years as of March 31, 2026.

The Company, for consulting services agreed to be rendered, on February 3, 2026, issued to George Mackin, warrants to purchase up to 200,000 shares of the Company's common stock, at the exercise price of $5.00 per share of common stock. The warrants expire on February 2, 2029. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

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

The Company, for consulting services agreed to be rendered, on October 31, 2025, issued to Stefanie Graf, the spouse of Andre K. Agassi, a significant beneficial owner of the Company’s common stock, warrants to purchase 1,000,000 shares of the Company’s common stock, at the exercise price of $5.50 per share of common stock. The warrants expire on October 31, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The fair value of the warrants was $981,455 and $1,440,777, respectively, during the three months ended March 31, 2026 and 2025, which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	For the three months Ended March 31,
	2026	2025
Risk-free interest rate	3.64%	4.06%
Expected term (in years)	3.00	5.00
Expected volatility	269.54%	263.38%
Expected dividend yield	0.00%	0.00%

The Company recognized $981,455 in stock-based compensation expense pertaining to these warrants during the three months ended March 31, 2026, based on the vesting conditions noted above.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

AAGC has advanced funds to pay certain expenses of the Company. The Company formerly owned a 51% interest in AAGC.

On July 3, 2024, the Company issued warrants to purchase 2,975,000 shares of common stock at an exercise price of $0.397 per share, (i) to James Askew, an individual, who was subsequently appointed as a member of the Board of Directors of the Company (Warrants to purchase 2,269,583 shares of common stock), and (ii) to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi, a significant beneficial owner of the Company’s common stock (Warrants to purchase 705,417 shares of common stock). The Warrants vested immediately. The Warrants were exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant. The Warrants were issued to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives. As discussed in greater detail in Note 6, above, the Warrants were exercised for common stock in cashless transactions in February 2026.

The Company also entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.

The Company’s corporate offices are located at 1120 N Town Center Drive, Suite 160, Las Vegas, Nevada 89144 in space shared with The Agassi Foundation, which is provided to the Company without charge.Subscription Agreements

One of the 2026 Investors was the Boreta Lifetime Trust, whose trustee is Ronald S. Boreta, the Company's President, Chief Executive Officer and director. The Boreta Trust purchased 50,000 shares of restricted common stock for $5.00 per share or $250,000 in aggregate (see Note 6).

Employment Agreement

On March 25, 2026, effective March 1, 2026, the Company entered into an Executive Employment Agreement with its Chief Executive Officer and director, Ronald S. Boreta. Under the agreement, Mr. Boreta is entitled to an annual base salary of $240,000, subject to automatic annual increases of 10%, and may receive discretionary cash and equity-based bonuses. The agreement also provides for a $250,000 sign-on bonus and the grant of 300,000 restricted stock units, subject to approval by the Board of Directors and the Company’s equity compensation plan. As of March 31, 2026, the restricted stock units had not been approved or granted.

During the three months ended March 31, 2026, the Company recognized compensation expense of $251,731 under the agreement, consisting of the $250,000 sign-on bonus and $1,731 of salary expense. As of March 31, 2026, the unpaid $250,000 sign-on bonus and $1,731 salary expense were included in accounts payable and accrued expenses in the accompanying balance sheet.

NOTE 8- COMMITMENTS

The Company has no commitments.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events through May 13, 2026, the filing date of this Form 10-Q, and determined that there have been no subsequent events that occurred that would require adjustments to our disclosures in these unaudited condensed interim financial statements, except as discussed below.

On April 16, 2026, the Company entered into a letter agreement with an investor relations firm pursuant to which the firm agreed to provide investor relations services to the Company for an initial term of three months, automatically extending thereafter until either party provides the other at least 30 days’ notice of termination. Pursuant to the agreement we agreed to pay the service provider $6,000 a month in cash and 19,149 shares of restricted common stock of the Company, issuable 1/4th upon execution of the agreement, which shares the Company is in the process of issuing and the remaining 3/4th of the shares at the rate of 1/3rd of such shares on each of June 30, 2026, September 30, 2026 and December 31, 2026, to the extent the agreement remains in place and the service provider is still providing services to the Company on such dates. The agreement contains customary representations of the parties and confidentiality obligations of the service provider and requires us to indemnify the service provider against certain claims and liabilities in connection with the services, subject to customary exceptions.

On April 28, 2026, the Company entered into a Subscription Agreement with Investments AKA, LLC, a limited liability company indirectly controlled by former professional tennis player Andre K. Agassi, 8-time Grand Slam winner, and the Company’s largest stockholder (“Investments AKA”), pursuant to which Investments AKA purchased an aggregate of 50,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $250,000. The Subscription Agreement included customary representations and warranties of AKA and the Company and piggyback registration rights.

On April 27, 2026, the Company granted warrants to purchase 50,000 shares of common stock of the Company to a financial advisor in consideration for services agreed to be rendered. The warrants have an exercise price of $5.00 per share, a term of five years, and cashless exercise rights.

On May 6, 2026, the Board of Directors of the Company, pursuant to the terms of his employment agreement, granted Ronald S. Boreta, 300,000 restricted stock units, settleable in shares of common stock, vesting 1/3 equally on each of December 31, 2026, December 31, 2027, and December 31, 2028 (the “Restricted Stock Units”). The Restricted Stock Units were granted under and subject to the terms of the Company’s 2026 Equity Incentive Plan.

On May 9, 2026, the Company entered into a consulting agreement with an investor relations consulting service provider which has a term of six months. Pursuant to the agreement, the Company agreed to issue the consultant 60,000 shares of restricted common stock, with 10,000 shares earned and issuable each month the agreement is in place. The agreement includes customary representations and warranties of the parties and confidentiality obligations of the consultant, and granted piggyback registration rights to the consultant which remain in place until May 1, 2027.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026 (the “2025 Annual Report”).

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2026 and 2025.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

Our planned subscription-based Platform will aim to foster a holistic approach to racket sports participation, emphasizing not only performance tracking, but also physical, mental, and social well-being.

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

•

The LLM experience is created in partnership with IBM & Delphi (proprietary technology from partners, respectively), handling the majority of the performance of the LLM experience for users. Our input to this model is carefully selected training data for text and voice, which helps us ensure the expected quality in coaching for users. We use a proprietary hierarchical coaching methodology on top of the extracted data to create a unique experience for the user. The methodology is not an AI model, but helps us mitigate both risk and hallucination from the LLM experience, by selecting and translating core coaching principles that we agree with.

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

• IP development and collaboration.

We also plan to eventually launch a “Pickleball for All” charitable initiative to introduce, grow, and develop pickleball in underserved and disadvantaged communities across the United States. We expect to work with best of class brands to provide access to our “Fun for Free” courts and equipment in public parks, schools, and other locations that will serve as home courts to communities across the country for social wellness, practice, learning, and pickleball fun for all. We plan to work with select merchandisers and retailers to create quality equipment and offer merchandise at price points which will appeal to beginners and families, with a portion of the revenue to be reinvested into the Pickleball for All program.

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

Partnership Agreement for Consulting Services

On October 31, 2025, the Company entered into a Partnership Agreement for Consulting Services (the “Services Agreement”) and a Commitment Agreement (the “Commitment Agreement”) with IBM. Pursuant to the Services Agreement, IBM will provide us certain consulting services to be described in one or more statements of work.  The first statement of work, entered into simultaneously with the Services Agreement (“SoW 1”), provides for IBM to create a website, mobile application, e-commerce, and A.I.-powered video analysis model for the Company (the “A.I. Model”) designed to serve the racquet sports community and create multiple revenue streams between November 1, 2025 and June 30, 2026, in exchange for a total payment of $2,134,716, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each month of March through June 2026.  We are also required to reimburse certain travel expenses, living expenses, and reasonable expenses incurred by IBM in connection with the services provided under SoW 1. To date, $604,387 has been paid under the Commitment Agreement.

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

On March 13, 2026, the Company entered into two Subscription Agreements with two accredited investors (the “2026 Investors”), pursuant to which the 2026 Investors purchased an aggregate of 80,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $400,000. The Subscription Agreements included customary representations and warranties of the Investors and the Company and provided piggyback registration rights for the investors.

One of the 2026 Investors was the Boreta Lifetime Trust, whose trustee is Ronald S. Boreta, the Company’s President, Chief Executive Officer and director. The Boreta Trust purchased 50,000 shares of restricted common stock for $5.00 per share or $250,000 in aggregate.

On April 28, 2026, the Company entered into a Subscription Agreement with Investments AKA, LLC, a limited liability company indirectly controlled by former professional tennis player Andre K. Agassi, 8-time Grand Slam winner, and the Company’s largest stockholder (“Investments AKA”), pursuant to which Investments AKA purchased an aggregate of 50,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $250,000. The Subscription Agreement included customary representations and warranties of AKA and the Company and piggyback registration rights.

Plan of Operations

We had a working capital deficit of $873,810 as of March 31, 2026; mainly due to our current liabilities of $1,191,997. We expect to require funding in the future, including to complete payments due under our agreements with the IBM Parties, which require us to make payments to the IBM Parties under the Services Agreement and SoW 1 totaling approximately $2.1 million, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each of March through June 2026, as discussed above. To date, $454,387 has been paid.

We plan on raising additional required funding through the sale of equity in the future, which is expected to be on similar terms as our recent $1,000,000 raised through the sale of common stock in March and April 2026.  We anticipate that this capital will be sufficient to make all monthly payments to the IBM Parties under the Services Agreement.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

                We generated no revenues for the three months ended March 31, 2026 or 2025.

                For the three months ended March 31, 2026 and 2025, we had general and administrative expenses, consisting of stock-based compensation, audit fees, amounts paid under the embedded solution agreement with the IBM Parties (as discussed above)(for the three months ended March 31, 2026) and miscellaneous administrative costs, that totaled $2,510,314 and $1,665,246, respectively, an increase of $845,065 from the prior period, which increase was mainly the result of an increase in accounts paid under the agreements with the IBM Parties, discussed above.

                We had a net loss of $2,510,314 and $1,665,246, for the three months ended March 31, 2026, and 2025, respectively, which net loss increased for the reason described above.

Liquidity and Capital Resources

                The following table summarizes our current assets, liabilities, and working capital at March 31, 2026 and December 31, 2025.

	March 31,	December 31,	Increase/
	2026	2025	(Decrease) $	%
Current assets	$318,187	$496,375	$(178,188)	-35.9%
Current liabilities	$1,191,997	$494,400	$697,597	141.1%
Working capital (deficit)	$873,810	$(1,975)	$875,785	-44,343.5%

                The decrease of $875,785 in working capital was mainly due to an increase in accounts payable  from the agreements with the IBM Parties, discussed above.

Cash Flows

                We had $417,620 of net cash used in operating activities for the three months ended March 31, 2026, which was mainly due to $2,510,314 in net loss, offset by $981,455 of stock-based compensation expense, $706,176 of accounts payable and accrued expenses and $399,429 of prepaid expenses and other current assets. We had $247,761 of net cash used in operating activities for the three months ended March 31, 2025, which was mainly due to $1,665,246 in net loss, offset by $1,440,777 of stock-based compensation expense and $496 of depreciation expense.

                We had $11,139 of net cash used in investing activities for the three months ended March 31, 2026, which was due solely to the purchase of IT equipment.

                We had $650,000 of net cash provided by financing activities for the three months ended March 31, 2026, which was solely due to proceeds from shares issued.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, we had an accumulated deficit of $42,140,416. In addition, the Company’s current liabilities exceed its current assets by $873,810 as of March 31, 2026.

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

“Note 2. Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 2. Summary of Significant Accounting Policies” in the Notes to Financial Statements in Part II, Item 8, of the 2025 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our CEO (our Principal Executive Officer) and CFO (Principal Financial/Accounting Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial/Accounting Officer, concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective. That was because at March 31, 2026, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we raise additional funding and expand our operations.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026 and from the period from April 1, 2026 to the filing date of this Report that have not previously been disclosed in a Current Report on Form 8-K, except as discussed below:

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

On April 16, 2026, the Company entered into a letter agreement with an investor relations firm pursuant to which the firm agreed to provide investor relations services to the Company for an initial term of three months, automatically extending thereafter until either party provides the other at least 30 days’ notice of termination. Pursuant to the agreement, we agreed to pay the service provider $6,000 a month in cash and 19,149 shares of restricted common stock of the Company, issuable 1/4th upon execution of the agreement, which shares the Company is in the process of issuing and the remaining 3/4th of the shares at the rate of 1/3rd of such shares on each of June 30, 2026, September 30, 2026 and December 31, 2026, to the extent the agreement remains in place and the service provider is still providing services to the Company on such dates. The agreement contains customary representations of the parties and confidentiality obligations of the service provider and requires us to indemnify the service provider against certain claims and liabilities in connection with the services, subject to customary exceptions. The Company claims an exemption from registration for the issuance of the shares to the service provider pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the offer and sale of such shares did not involve a public offering and the recipient was an “accredited investor” and had access to similar information as would be included in a registration statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. No sales commissions were paid in connection with the sales of these securities.

On April 27, 2026, the Company granted warrants to purchase 50,000 shares of common stock of the Company to a financial advisor in consideration for services agreed to be rendered. The warrants have an exercise price of $5.00 per share, a term of five years, and cashless exercise rights. The Company claims an exemption from registration for the grant of the warrants pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the offer and sale of such warrants did not involve a public offering and the recipient was an “accredited investor” and had access to similar information as would be included in a registration statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. No sales commissions were paid in connection with the sales of these securities.

On May 9, 2026, the Company entered into a consulting agreement with an investor relations consulting service provider which has a term of six months. Pursuant to the agreement, the Company agreed to issue the consultant 60,000 shares of restricted common stock, with 10,000 shares earned and issuable each month the agreement is in place. The agreement includes customary representations and warranties of the parties and confidentiality obligations of the consultant, and granted piggyback registration rights to the consultant which remain in place until May 1, 2027. The Company claims an exemption from registration for the issuance of the shares to the consultant pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the offer and sale of such shares did not involve a public offering and the recipient was an “accredited investor” and had access to similar information as would be included in a registration statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. No sales commissions were paid in connection with the sales of these securities.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

                (a) Form 8-K Information. The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K .

(c)           Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
10.1#♦	Embedded Solution Agreement – IBM Cloud Enterprise Savings PLAN ESA Transaction Document dated February 2, 2026, by and between Agassi Sports Entertainment Corp. and International Business Machines Corporation		8-K	10.1	2/3/2026	000-24970
10.2#	Embedded Solution Agreement Attachment for Build Fund Cloud Credits dated February 2, 2026, by and between Agassi Sports Entertainment Corp. and International Business Machines Corporation		8-K	10.2	2/3/2026	000-24970
10.3†	Executive Employment Agreement dated March 25, 2026, by and between Agassi Sports Entertainment Corp. and Ronald S. Boreta		8-K	10.1	3/26/2026	000-24970
10.4†	Agassi Sports Entertainment Corp. 2026 Equity Incentive Plan		8-K	10.2	3/26/2026	000-24970
10.5	Form of Agassi Sports Entertainment Corp. Subscription Agreement		8-K	10.1	4/30/2026	000-24970
10.6†	Form of RSU Award Grant Notice and Award Agreement (2026 Equity Incentive Plan)		S-8	99.4	4/16/2026	333-295102
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
32.1**	Certification of Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]
101.SCH*	XBRL Taxonomy Extension Schema Document	[X]
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	[X]
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	[X]
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	[X]
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	[X]
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	[X]

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

Agassi Sports Entertainment Corp.

Date: May 13, 2026	By:	/s/ Ronald Boreta
Ronald Boreta
Chief Executive Officer, President and Treasurer
(Principal Executive Officer)