Form 10-Q
period 2026-06-30
Agassi Sports Entertainment Corp.
filed 2026-08-14
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of common stock, $0.001 par value, outstanding on August 12, 2026 was 13,096,824 shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	our limited operating history, history of losses and lack of experience in certain aspects of our business, including the court sports industry;
●	our ability to continue as a going concern and to generate sufficient revenues to achieve and sustain profitability;
●	our need for additional capital to fund operations and satisfy obligations, including under agreements with the IBM Parties (defined below), the availability and terms of such financing and potential dilution to existing stockholders;
●	our ability to execute our business plan, including the development, launch and commercialization of our planned platform and mobile application, the timing and costs associated therewith and the extent to which we generate revenues from such initiatives;
●	revenues we are able to generate and profitability from our e-commerce site, the ability to keep such site online, avoid security breaches, and obtain and retain customers;
●	our ability to execute our newly announced “Let’s Play” pickleball and padel facilities initiative, including our ability to identify, negotiate, and complete acquisitions, partnerships, collaborations, and franchise arrangements, on the timeline anticipated, on favorable terms, or at all;
●	the anticipated benefits of our arrangements with the IBM Parties (as defined below) and the extent to which such benefits are realized, as well as the demands such arrangements place on our management and resources;
●	the acceptance by consumers of our products and services and their willingness to adopt and pay for our offerings;
●	the size, growth and development of the markets in which we operate, including pickleball and padel, and for our planned platform and application;
●	our ability to compete effectively in a highly competitive and evolving industry and to respond to changes in market conditions and consumer preferences;
●	the impact of general economic, financial and business conditions, including inflation, interest rates, tariffs, trade policies, economic slowdowns or recessions and geopolitical events, on discretionary spending and demand for our products, services and events;
●	our ability to successfully plan, launch and operate events, including the planned World Series of Pickleball, including securing venues, obtaining permits, attracting sponsorships, partners and participants, and managing operational and logistical challenges;
●	risks related to injuries, accidents, security incidents or other liabilities arising from our operations or events and the adequacy of our insurance coverage;
●	disruptions to our information technology systems, cybersecurity threats and unauthorized access to data, and the resulting operational, legal and reputational risks;
●	risks associated with our use of artificial intelligence technologies, including regulatory, operational, reputational and competitive risks;
●	our ability to attract, retain and manage key personnel and to effectively manage our growth, including increased operational scale and complexity;
●	our ability to protect our intellectual property and avoid infringing on the intellectual property rights of others;
●	our ability to establish and maintain brand recognition and customer loyalty;
●	changes in laws, regulations and regulatory requirements applicable to our business;
●	corporate governance risks and risks related to being a public company, including increased costs and compliance obligations;
●	the concentration of ownership of our securities and its impact on corporate decision-making;
●	the market price and liquidity of our common stock; and
●	other risk factors discussed or incorporated by reference in “Risk Factors”, below.

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

Part I – Financial Information

Item 1. Financial Statements

Agassi Sports Entertainment Corp.,

Condensed Balance Sheets

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,196	$95,748
Prepaid expenses and other current assets	2,027	400,627
Total current assets	76,223	496,375
Property and equipment, net	23,582	7,770
Intangible asset, net	2,271,547	296,298
Software development in progress	2,294,039	-
Total assets	$4,665,391	$800,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,038,746	$486,900
Note payable	-	7,500
Total liabilities	2,038,746	494,400

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of both June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 13,051,824 and 9,785,056 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively, 40,000 and 0 shares unvested as of June 30, 2026 and December 31, 2025, respectively	13,052	9,785
Additional paid-in capital	45,037,755	39,926,360
Accumulated deficit	(42,424,162)	(39,630,102)
Total stockholders’ equity	2,626,645	306,043
Total liabilities and stockholders’ equity	$4,665,391	$800,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating Expenses:

General and administrative expenses	$192,725	$335,914	$2,703,039	$2,001,160
Research and Development	91,021	-	91,021	-
Total operating expenses	283,746	335,914	2,794,060	2,001,160
Loss from operations	(283,746)	(335,914)	(2,794,060)	(2,001,160)

Net Loss before income taxes	$(283,746)	$(335,914)	$(2,794,060)	$(2,001,160)

Provision for income taxes	-	-	-	-

Net Loss	$(283,746)	$(335,914)	$(2,794,060)	$(2,001,160)

Deemed dividend- warrants issued to shareholders for lock-up agreements	$(3,548,508)	$-	$(3,548,508)	$-

Net loss attributable to common shareholders	$(3,832,254)	$(335,914)	$(6,342,568)	$(2001,160)

Weighted average common shares outstanding - basic and diluted	12,812,530	9,785,056	12,161,281	9,785,056

Net loss per share- basic and fully diluted	$(0.30)	$(0.03)	$(0.52)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

Condensed Statements of Changes in Stockholders’ EQUITY
(Unaudited)

For the Six Months Ended June 30, 2026 and 2025

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	9,785,056	$9,785	$32,410,928	$(30,138,568)	$2,282,145
Stock based compensation			1,440,777		1,440,777
Net loss				(1,665,246)	(1,665,246)
Balance, March 31, 2025	9,785,056	9,785	33,851,705	(31,803,814)	2,057,676
Warrants issued			283,287		283,287
Net loss				(335,914)	(335,914)
Balance June 30, 2025	9,785,056	$9,785	$34,134,992	$(32,139,728)	$2,005,049

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	9,785,056	$9,785	$39,926,360	$(39,630,102)	$306,043
Shares issued for cash	130,000	130	649,870		650,000
Conversion of note payable	19,223	19	8,560		8,579
Exercise of warrants	2,748,971	2,749	(2,749)
Stock based compensation			981,455		981,455
Net loss				(2,510,314)	(2,510,314)
Balance, March 31, 2026	12,683,250	12,683	41,563,496	(42,140,416)	(564,237)
Shares issued for cash	299,000	299	1,494,701		1,495,000
Restricted shares issued for services	69,574	70	(70)	-	-
Warrants issued in acquisition of intangibles	-	-	1,743,829	-	1,743,829
Stock based compensation	-	-	235,799	-	235,799
Net loss	-	-	-	(283,746)	(283,746)
Balance June 30, 2026	13,051,824	$13,052	$45,037,755	$(42,424,162)	$2,626,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,794,060)	$(2,001,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,459	2,709
Stock-based compensation expense	1,217,253	1,440,777
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	398,600	(766)
Accounts payable and accrued expenses	176,435	(30,924)
Net cash used in operating activities	(981,313)	(589,364)
Cash flows from investing activities:
Purchase of property and equipment	(17,691)	-
Acquisition of intangible asset		(25,000)
Payments for software development in progress	(1,167,548)	-
Net cash used in investing activities	(1,185,239)	(25,000)
Cash flows from financing activities:
Proceeds from shares issued	2,145,000	-
Net cash provided by financing activities	2,145,000	-
Net change in cash and cash equivalents	(21,552)	(614,364)
Cash and cash equivalents at beginning of year	95,748	2,319,242
Cash and cash equivalents at end of year	$74,196	$1,704,878

Supplemental disclosure of non-cash financing activities:
Warrants issued in acquisition of intangibles	$1,743,829	$283,287
Conversion of note payable and accrued interest into common stock	$8,579	$-
Software development costs included in accounts payable and accrued expenses	$1,126,491	$-
Intangible licensed right accrued in accounts payable - related party	$250,000	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. USE OF ESTIMATES

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, the determination of the provision for income taxes, the fair value of warrants, and the fair value of stock-based compensation. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates.

b. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. CASH DEPOSITS

Time deposits represent interest-bearing deposits with financial institutions that have original maturities of greater than three months and are classified within “Prepaid expenses and other current assets” on the balance sheets due to their expected use within one year. Time deposits are recorded at cost, which approximates fair value due to their short-term maturities. Time deposits included within prepaid expenses and other current assets were $nil and $400,000 as of June 30, 2026 and December 31, 2025, respectively.

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

The following is a summary of property and equipment as of:

	June 30, 2026	December 31, 2025
Computer and equipment	$27,741	$10,050
Accumulated depreciation	(4,159)	(2,280)
Property and equipment, net	$23,582	$7,770

Depreciation expense was $1,383 and $501 for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $1,879 and $997 for the six months ended June 30, 2026 and 2025, respectively.

e. INTANGIBLE ASSET

Intangible assets are amortized over the respective estimated lives on a straight-line basis, unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. Impairment charges, if any, are recorded in the period in which the impairment is detected. As of June 30, 2026, intangible assets consist of the trademark acquired from Patrick J. Rolfes and Ted Angelo (the “Sellers”), the owners of the trademark for “World Series of Pickleball” (the “Trademark”). Pursuant to the Trademark Acquisition Agreement, we acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock with a fair value of $283,287 (see Notes 5 and 6). In June 2026, the Company also capitalized a licensed right of $1,743,829, representing the fair value of warrants granted to Darren Cahill as consideration under a name and likeness license agreement (see Note 5). In June 2026, the Company also recorded a licensed right - related party of $250,000, representing consideration accrued under a name and likeness license agreement with a related party (see Notes 5 and 7). The Trademark and the licensed rights are each amortized over an estimated useful life of 15 years.

The following is a summary of intangible assets, net as of:

	June 30, 2026	December 31, 2025
Trademark	$308,287	$308,287
Licensed rights	1,743,829	-
Licensed right - related party	250,000	-
Total	2,302,116	308,287
Accumulated Amortization	(30,569)	(11,989)
Intangible asset, net	$2,271,547	$296,298

Amortization expense was $13,442 and $1,713 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $18,580 and $1,713 for the six months ended June 30, 2026 and 2025, respectively. The carrying value of the related asset remaining for amortization as of June 30, 2026 was $2,271,547 (see Note 5).

f. SOFTWARE DEVELOPMENT IN PROGRESS

The Company capitalizes costs incurred to develop software for internal use in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. Costs incurred during the application development stage are capitalized, while costs incurred during the preliminary project stage and the post-implementation stage, including training and maintenance costs, are expensed as incurred. Capitalized software development costs will be amortized on a straight-line basis over the estimated useful life of the software, beginning when the software is substantially complete and ready for its intended use.

During the three months ended June 30, 2025, the Company began the development stage of its digital platform. As of June 30, 2026, the software remained in development and had not been placed in service, and accordingly no amortization was recorded. Software development in progress was $2,294,039 as of June 30, 2026 ($0 as of December 31, 2025), of which $1,126,491 was included in accounts payable and accrued expenses as of June 30, 2026. Technology-related costs that do not qualify for capitalization are expensed as incurred and included in research and development expenses.

g. IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not record any impairment losses on its long-lived assets as of June 30, 2026.

h. INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, measured using enacted tax rates in effect for the years in which those differences are expected to reverse. A valuation allowance is established against deferred tax assets when the Company believes it is more likely than not that such assets will not be realized.

The Company recognizes the benefit of an uncertain tax position only if it is more likely than not that the position would be sustained upon examination based on its technical merits.

For the three and six months ended June 30, 2026 and 2025, the Company recorded no provision for or benefit from income taxes. Under the estimated annual effective tax rate method of ASC 740-270, the Company’s effective rate is 0%, as compared to the U.S. federal statutory rate of 21%, because the Company maintains a full valuation allowance against its net deferred tax assets, including net operating loss carryforwards, in light of its history of recurring losses. Utilization of those carryforwards may be subject to annual limitation under Section 382 of the Internal Revenue Code as a result of ownership changes, including in connection with the February 2026 exercise of warrants and the Company’s 2026 private placements. The Company has not completed a formal Section 382 analysis; any such limitation would not currently impact the condensed financial statements because the related deferred tax assets are fully reserved.

i. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Accounting Standards Codification (ASC) 820 “Fair Value Measurement” related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At June 30, 2026 and December 31, 2025, the carrying amount of accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

j. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude any dilutive effects of options, warrants, and convertible securities. Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The following potentially dilutive securities were excluded from the computation of diluted loss per share because their effect would have been antidilutive: 3,207,876 warrants, 300,000 restricted stock units, and 40,000 restricted stock awards, totaling 3,547,876, as of June 30, 2026. As of June 30, 2025, 3,875,000 warrants were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

Loss per share is computed by dividing net loss attributable to common stockholders, which reflects the net loss adjusted for the deemed dividend on warrants issued to stockholders in consideration for lock-up agreements (see Note 6), by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 12,812,530 and 9,785,056 for the three months ended June 30, 2026 and 2025, respectively. The weighted-average number of common shares used in the calculation of basic loss per share was 12,161,281 and 9,785,056 for the six months ended June 30, 2026 and 2025, respectively.

k. RELATED PARTIES

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

l. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees and non-employees in accordance with Financial Accounting Standards Board (FASB) ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the grantee is required to provide service in exchange for the award, usually the vesting period. Following its adoption of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, the Company measures awards granted to non-employees in exchange for goods or services at the grant-date fair value of the equity instruments the Company is obligated to issue, and equity-classified non-employee awards are not remeasured after the grant date. For non-employee awards containing a performance condition, compensation cost is recognized when achievement of the performance condition is probable; for awards subject only to service conditions, compensation cost is recognized over the requisite service (vesting) period. The Company has elected, as permitted by ASC 718-10-35-3, to account for forfeitures as they occur; previously recognized compensation cost for an unvested award is reversed in the period the award is forfeited, including upon termination of a grantee’s service.

The Company estimates the fair value of stock options and warrants granted as compensation using the Black-Scholes option-pricing model, which requires assumptions for the expected volatility of the Company’s common stock, the risk-free interest rate, the expected term of the award and expected dividends. The fair value of restricted stock awards and restricted stock units is measured by reference to the quoted market price of the Company’s common stock on the grant date.

m. WARRANTS

The Company accounts for warrants issued to non-employees, investors and other counterparties as equity-classified instruments when the warrants are indexed to the Company’s own stock and satisfy the conditions for equity classification in ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company has evaluated the terms of its outstanding warrants and concluded that they meet the requirements for equity classification: cashless (net share) exercise provisions, where present, are settled solely in shares of common stock; beneficial ownership limitations of 4.999% (which a holder may increase to 9.999% upon at least 61 days’ prior written notice to the Company) limit the timing of exercise but do not create an obligation for the Company to settle in cash; and the registration rights granted to certain holders do not require net cash settlement, as the Company is permitted to deliver unregistered shares upon exercise. Accordingly, the warrants are recorded within stockholders’ equity at issuance and are not subsequently remeasured.

n. CONVERTIBLE NOTES

The Company accounts for convertible notes in accordance with ASC 470-20, “Debt—Debt with Conversion and Other Options”, as amended by ASU 2020-06. Convertible notes that do not contain embedded features requiring bifurcation under ASC 815 are accounted for as a single liability measured at amortized cost, with no portion of the proceeds separately allocated to the conversion feature. When a note is converted in accordance with its original terms, the carrying amount of the note, including accrued but unpaid interest, is credited to common stock and additional paid-in capital and no gain or loss is recognized.

o. REGISTRATION PAYMENT ARRANGEMENTS

The Company accounts for registration payment arrangements in accordance with ASC 825-20, “Financial Instruments—Registration Payment Arrangements”. A contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement is recognized as a liability when the transfer of consideration is probable and the amount can be reasonably estimated. No liability under registration payment arrangements was recognized at June 30, 2026 or December 31, 2025.

p. SEGMENT INFORMATION

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

q. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires enhanced disclosures about significant segment expenses and other segment items regularly provided to the chief operating decision maker, and requires that entities with a single reportable segment provide all of the disclosures required by ASC 280, as amended. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07, and the disclosures required by the standard, including the identification of the CODM and the measures of segment profit or loss regularly reviewed by the CODM, are reflected in Note 3 – Segment Reporting. The adoption of ASU 2023-07 affected disclosures only and did not have a material impact on the Company’s financial position or results of operations.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure, in the notes to the financial statements, of specified categories of expenses, including employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of ASU 2024-03 on its disclosures, including the disaggregation of the expenses presented within its general and administrative expenses caption.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Total operating expenses	$283,746	$335,914	$2,794,060	$2,001,160

The key measures of segment profit or loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, for the six months ended June 30, 2026 and 2025, the Company had a net loss of $2,794,060 and $2,001,160, respectively, and used cash in operating activities of $981,313 during the six months ended June 30, 2026. As of June 30, 2026, the Company had cash of $74,196 and an accumulated deficit of $42,424,162, and its current liabilities exceeded its current assets by $1,962,523. In addition, as of June 30, 2026, the Company had approximately $767,000 of remaining scheduled payments due under its agreements with International Business Machines Corporation and its affiliates (the “IBM Parties”). These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s management believes that cash generated from its operations will not be sufficient to fund the Company’s operating cash needs, including its remaining scheduled payments to the IBM Parties, over at least the next 12 months, and that the Company will require additional funding. The Company plans to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. Subsequent to June 30, 2026, the Company received $125,000 from the sale of 25,000 shares of common stock pursuant to a July 13, 2026 subscription agreement and $1,000,000 from the issuance of the Investments AKA Convertible Note on July 28, 2026 (see Note 9 – Subsequent Events). However, the Company’s plans to raise additional capital through sales of debt or equity securities are not solely within its control and cannot be considered probable of being effectively implemented within one year after the date that these unaudited condensed financial statements are issued. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to access additional capital, it may hurt its ability to grow and to generate revenues.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5. INTANGIBLE ASSETS

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

Cahill Name and Likeness License Agreement

On June 4, 2026, the Company entered into a Name and Likeness License Agreement (the “License Agreement”) with Darren Cahill (“Cahill”), a former professional tennis player and coach, pursuant to which Cahill granted the Company a worldwide license to use his name, likeness and right of publicity in connection with the Company’s business, including its planned digital coaching platform. The License Agreement has an initial term of fifteen (15) years and automatically renews for successive five (5) year periods unless either party elects not to renew.

As consideration for the license, the Company granted Cahill warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $5.00 per share (the “Cahill Warrants”). The Cahill Warrants have a five-year term, are exercisable on a cashless basis, and are exercisable as to one-half of the underlying shares immediately and as to the remaining one-half beginning on the first anniversary of the grant date. The Company determined the fair value of the Cahill Warrants to be $1,743,829, which was capitalized as a licensed right intangible asset and is being amortized on a straight-line basis over the fifteen-year initial term of the License Agreement.

The Trademark and the licensed right are each amortized over an estimated useful life of 15 years on a straight-line basis. The estimated future amortization expense related to the Company’s intangible assets as of June 30, 2026 is as follows:

Remainder of 2026	$76,737
2027	153,474
2028	153,474
2029	153,474
2030	153,474
Thereafter	1,580,914
Total	$2,271,547

NOTE 6. CAPITAL STOCK AND SHARE-BASED COMPENSATION

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025. The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

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

On February 6, 2026, the Company issued 19,223 shares of common stock upon the conversion of $8,579 in principal and accrued interest outstanding under a convertible promissory note dated September 30, 2024. This conversion fully satisfied the Company’s obligations under the note.

During the six months ended June 30, 2026, the Company issued 9,574 restricted shares of common stock to its investor relations firm, all of which shares were vested as of June 30, 2026 (see “RESTRICTED STOCK AWARDS” below).

Subscription Agreements

On March 13, 2026, the Company issued 80,000 shares of restricted common stock to two accredited investors (the “March 2026 investors”) at $5.00 per share for total proceeds of $400,000. This issuance included 50,000 shares sold for $250,000 to the Boreta Lifetime Trust, an entity affiliated with Ronald S. Boreta, the Company’s President, Chief Executive Officer, and Director. These shares were issued in a private placement.

On April 28, 2026, the Company entered into a Subscription Agreement with Investments AKA, LLC, a limited liability company indirectly controlled by former professional tennis player Andre K. Agassi, 8-time Grand Slam winner, and the Company’s largest beneficial stockholder (“Investments AKA”), pursuant to which Investments AKA purchased an aggregate of 50,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $250,000. The Subscription Agreement included customary representations and warranties of AKA and the Company and piggyback registration rights.

During the three months ended June 30, 2026, the Company issued an additional 249,000 shares of restricted common stock at $5.00 per share for gross proceeds of $1,245,000 pursuant to Subscription Agreements. Together with the Investments AKA subscription, total common stock issued during the period was 299,000 shares for gross proceeds of $1,495,000.

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

There were 13,051,824 shares of common stock issued and outstanding as of June 30, 2026 and 9,785,056 shares of common stock issued and outstanding as of December 31, 2025.

RESTRICTED STOCK AWARDS

In May 2026, the Company issued 60,000 restricted shares of common stock to Business Funding Group at $5.50 per share, for an aggregate fair value of $330,000, pursuant to a consulting agreement. These shares vest monthly over a six-month period from May 9, 2026 through November 9, 2026. As of June 30, 2026, 20,000 of these shares were vested and 40,000 shares remained unvested, and the Company recorded stock-based compensation expense of $110,000 related to these shares in the statements of operations for the three and six months ended June 30, 2026.

In April 2026, pursuant to a letter agreement with an investor relations firm, the Company issued 9,574 restricted shares of common stock to the investor relations firm at $4.70 per share, for an aggregate fair value of $45,000, all of which shares were vested as of June 30, 2026. The Company recorded stock-based compensation expense of $45,000 related to these shares in the statements of operations for the three and six months ended June 30, 2026.

In total, the Company recorded stock-based compensation expense of $155,000 related to restricted stock issuances in the statements of operations for the three and six months ended June 30, 2026, and unrecognized stock compensation outstanding on these grants was $220,000 as of June 30, 2026. As of June 30, 2026, 69,574 restricted shares had been issued pursuant to these awards, of which 40,000 shares remained unvested.

WARRANTS

The following is a summary of warrants for the six months ended June 30, 2026.

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2025	4,925,000	$1.77	$20,592,675
Granted	1,257,876	5.00	-
Exercised	(2,748,971)	0.40	-
Forfeited	(226,029)	0.40	-
Outstanding as of June 30, 2026	3,207,876	$4.31	$5,425,376

Exercisable as of December 31, 2025	4,925,000	$1.77	$20,592,675
Exercisable as of June 30, 2026	3,207,876	$4.31	$5,425,376

The weighted-average remaining term of the warrants outstanding was 3.57 years as of June 30, 2026.

In connection with lock-up agreements entered into with certain of its stockholders, on June 19, 2026, the Company granted to such stockholders warrants to purchase an aggregate of 657,876 shares of the Company’s common stock, at an exercise price of $5.00 per share of common stock. The warrants are exercisable in whole or in part immediately and expire on June 19, 2028. The warrants may be exercised only on a cash basis and include a 4.999% beneficial ownership limitation, which may be increased to 9.999% by a holder upon at least 61 days’ prior written notice to the Company.

In connection with the Name and Likeness License Agreement discussed in greater detail under Note 5, on June 4, 2026, the Company granted Darren Cahill warrants to purchase 250,000 shares of the Company’s common stock. The warrants have an exercise price of $5.00 per share and a five-year term, expire on June 4, 2031, and may be exercised on a cash or cashless basis. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The Company, in consideration for legal services provided to the Company, on May 29, 2026, granted to the Company’s outside legal counsel, warrants to purchase up to 100,000 shares of the Company’s common stock, at the exercise price of $5.00 per share of common stock. The warrants are exercisable in whole or in part immediately, expire on May 29, 2031, and may be exercised on a cash or cashless basis. The grant-date fair value of these warrants was charged to additional paid-in capital as a direct and incremental cost of the Company’s 2026 equity offerings in accordance with SEC Staff Accounting Bulletin Topic 5A, rather than recognized as compensation expense.

The Company, in consideration for services agreed to be rendered, on April 27, 2026, granted a financial advisor to the Company, warrants to purchase up to 50,000 shares of the Company’s common stock, at the exercise price of $5.00 per share of common stock. The warrants vested immediately, expire on April 26, 2031 and may be exercised on a cash or cashless basis. The grant-date fair value of these warrants was likewise charged to additional paid-in capital as a direct and incremental cost of the Company’s 2026 equity offerings in accordance with SEC Staff Accounting Bulletin Topic 5A.

The Company, for consulting services agreed to be rendered, on February 3, 2026, granted a consultant warrants to purchase up to 200,000 shares of the Company’s common stock, at the exercise price of $5.00 per share of common stock. The warrants expire on February 2, 2029. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The Company, for consulting services agreed to be rendered, on March 6, 2025, granted to Darren Cahill, warrants to purchase up to 250,000 shares of the Company’s common stock, at the exercise price of $1.70 per share of common stock. The warrants expire on March 5, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The Company, for consulting services agreed to be rendered, on March 6, 2025, granted a consultant warrants to purchase up to 500,000 shares of the Company’s common stock, at the exercise price of $1.70 per share of common stock. The warrants expire on March 5, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The Company, for services agreed to be rendered as the Company’s Chief Financial Officer, on March 6, 2025, granted to Shawn Cable, warrants to purchase up to 100,000 shares of the Company’s common stock, at the exercise price of $1.70 per share of common stock. The warrants expire on March 5, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

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

The Company, for consulting services agreed to be rendered, on October 31, 2025, granted to Stefanie Graf, the spouse of Andre K. Agassi, a significant beneficial owner of the Company’s common stock, warrants to purchase 1,000,000 shares of the Company’s common stock, at the exercise price of $5.50 per share of common stock. The warrants expire on October 31, 2030. The warrants are exercisable as to one half of the shares of common stock immediately, and exercisable as to the remaining half of the shares of common stock one year following the grant date of the warrants.

The aggregate fair value of the warrants was $7,075,592 and $1,724,064, respectively, during the six months ended June 30, 2026 and 2025, which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	For the Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.64% - 4.19%	3.87% - 4.06%
Expected term (in years)	2 years - 5 years	3 years - 5 years
Expected volatility	186.91% - 269.54%	263.38% - 279.43%
Expected dividend yield	0.00%	0.00%

The Company capitalized $1,743,829 in intangible assets pertaining to these warrants on June 4, 2026, based on the vesting conditions noted above. The Company recognized $981,455 in stock-based compensation expense pertaining to warrants granted to consultants and service providers during the six months ended June 30, 2026, based on the vesting conditions noted above. In addition, the aggregate grant-date fair value of $801,798 of the warrants granted to the Company’s outside securities counsel on May 29, 2026 and to its financial advisor on April 27, 2026 was determined to be a direct and incremental cost of the Company’s 2026 equity offerings and was charged to additional paid-in capital in accordance with SEC Staff Accounting Bulletin Topic 5A. The warrants granted to stockholders in consideration for lock-up agreements were granted to the holders in their capacity as stockholders and, accordingly, were accounted for as an equity transaction rather than as compensation expense; the aggregate grant-date fair value of $3,548,508 was recorded as a deemed dividend, which increases the net loss attributable to common stockholders for purposes of computing loss per share (see Note 2).

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

RESTRICTED STOCK UNITS

In May 2026, the Company granted 300,000 restricted stock units (“RSUs”) under the 2026 Plan to its Chief Executive Officer pursuant to the terms of his employment agreement. The RSUs vest in three equal annual installments on December 31, 2026, 2027 and 2028. The Company recorded stock-based compensation expense of approximately $80,799 in the statements of operations for the three and six months ended June 30, 2026. Total unrecognized compensation cost related to non-vested restricted common stock amounted to approximately $1,344,201 as of June 30, 2026, which is expected to be recognized over 2.51 years. As of June 30, 2026, 300,000 RSUs remained unvested.

The following is a summary of RSU activity for the six months ended June 30, 2026:

	RSUs	Weighted Average Fair Value
Nonvested as of December 31, 2025	-	$-
Granted	300,000	4.75
Vested	-	-
Forfeited	-	-
Nonvested as of June 30, 2026	300,000	$4.75

NOTE 7 – RELATED PARTY TRANSACTIONS

In prior periods, AAGC advanced funds to pay certain expenses of the Company. The Company formerly owned a 51% interest in AAGC. No advances were received from AAGC during the six months ended June 30, 2026 or 2025, and no amounts were due to or from AAGC as of June 30, 2026 or December 31, 2025.

On July 3, 2024, the Company granted warrants to purchase 2,975,000 shares of common stock at an exercise price of $0.397 per share, (i) to James Askew, an individual, who was subsequently appointed as a member of the Board of Directors of the Company (Warrants to purchase 2,269,583 shares of common stock), and (ii) to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi, a significant beneficial owner of the Company’s common stock (Warrants to purchase 705,417 shares of common stock). The Warrants vested immediately. The Warrants were exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant. The Warrants were granted to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives. As discussed in greater detail in Note 6, above, the Warrants were exercised for common stock in cashless transactions in February 2026.

The Company also entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.

The Company’s corporate offices are located at 1120 N Town Center Drive, Suite 160, Las Vegas, Nevada 89144 in space shared with The Agassi Foundation, which is provided to the Company without charge.

License and Brand Partner Agreements

Effective June 18, 2026, the Company entered into a fifteen-year Name and Likeness License Agreement with AKA Licenses, LLC (“AKA Licenses”), an entity affiliated with Mr. Agassi, under which the Company is obligated to pay AKA Licenses a one-time fee of $250,000, payable upon the earlier of (a) the date the Company raises more than an aggregate of $3,000,000 in additional funding and (b) December 18, 2026 (see Note 8). The fee remained unpaid and is included in accounts payable and accrued expenses as of June 30, 2026. Shawn Cable, the Company’s Chief Financial Officer, also serves as Chief Financial Officer of each of Investments AKA and AKA Licenses. See Note 9 for a description of the $1,000,000 Investments AKA Convertible Note funded on July 28, 2026.

On October 31, 2025, the Company granted Stefanie Graf, the spouse of Mr. Agassi, warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.50 per share (see Note 6), and the Company is party to a five-year Brand Partner Agreement, dated November 22, 2025, with Ms. Graf (see Note 8).

On March 6, 2025, the Company granted Shawn Cable, the Company’s Chief Financial Officer, warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.70 per share in consideration of his services as Chief Financial Officer (see Note 6).

The Company is also party to a fifteen-year Name and Likeness License Agreement, dated June 4, 2026, with Darren Cahill, in consideration of which the Company granted Mr. Cahill warrants to purchase 250,000 shares of common stock with a grant-date fair value of $1,743,829, which was capitalized as a licensed right (see Note 5). On March 6, 2025, the Company granted Mr. Cahill warrants to purchase up to 250,000 shares of common stock at an exercise price of $1.70 per share for consulting services (see Note 6).

Subscription Agreements

One of the March 2026 Investors was the Boreta Lifetime Trust, whose trustee is Ronald S. Boreta, the Company’s President, Chief Executive Officer and director. The Boreta Trust purchased 50,000 shares of restricted common stock for $5.00 per share or $250,000 in aggregate (see Note 6).

On April 28, 2026, the Company entered into a Subscription Agreement with Investments AKA, LLC (“Investments AKA”), a limited liability company indirectly controlled by Andre K. Agassi, the Company’s largest beneficial stockholder, pursuant to which Investments AKA purchased 50,000 shares of restricted common stock for $5.00 per share, or $250,000 in aggregate (see Note 6).

Employment Agreement

On March 25, 2026, effective March 1, 2026, the Company entered into an Executive Employment Agreement with its Chief Executive Officer and director, Ronald S. Boreta. Under the agreement, Mr. Boreta is entitled to an annual base salary of $240,000, subject to automatic annual increases of 10%, and may receive discretionary cash and equity-based bonuses. The agreement also provides for a $250,000 sign-on bonus and the grant of 300,000 restricted stock units, subject to approval by the Board of Directors and the Company’s equity compensation plan. On May 6, 2026, the Board of Directors approved and granted the 300,000 restricted stock units (see Note 6).

During the six months ended June 30, 2026, the Company recognized compensation expense of $330,000 under the agreement, consisting of the $250,000 sign-on bonus and $80,000 of salary expense, representing four months of base salary at $20,000 per month from the March 1, 2026 effective date through June 30, 2026. As of June 30, 2026, the unpaid $250,000 sign-on bonus is included in accounts payable and accrued expenses in the accompanying balance sheet.

NOTE 8- COMMITMENTS AND CONTINGENCIES

Other than as described below and elsewhere in these notes, the Company had no material commitments as of June 30, 2026.

IBM Parties

Under the Services Agreement and SoW 1 with the IBM Parties (as defined in Note 4) relating to the development of the Company’s digital platform and App, the Company agreed to make scheduled payments totaling approximately $2.1 million, of which $1,367,548 had been paid as of June 30, 2026, leaving approximately $767,000 of scheduled payments remaining. The total estimated cost of the digital platform is approximately $2,700,000.

Executive Employment Agreement

Under the Executive Employment Agreement with the Company’s Chief Executive Officer, effective March 1, 2026, the Company is obligated to pay an annual base salary of $240,000, subject to automatic annual increases of 10%, and a one-time sign-on bonus of $250,000, which remained unpaid and included in accounts payable and accrued expenses at June 30, 2026. The Company also granted the Chief Executive Officer 300,000 restricted stock units (see Note 7).

License and Brand Agreements

The Company is party to a fifteen-year Name and Likeness License Agreement with Darren Cahill (see Note 5) and, effective June 18, 2026, a fifteen-year Name and Likeness License Agreement with AKA Licenses, LLC, a related party, under which the Company is obligated to pay a one-time fee of $250,000 on the earlier of the date the Company raises more than an aggregate of $3,000,000 in additional funding and December 18, 2026. The Company is also party to a five-year Brand Partner Agreement with Stefanie Graf (see Note 6) and a Collaboration and Licensing Agreement with JOOLA.

Other Commitments

Under the USTA Agreement (see Note 9), the Company agreed to provide a fixed number of complimentary subscriptions to its App, discounted yearly subscriptions to USTA members and coaches, and a fixed percentage of certain net revenues generated through the App during the agreement’s three-year term. The Company has agreed to make payments of $25,000 and $50,000 per year under its agreements with Delphi, and pays $6,000 per month under an investor relations letter agreement. In connection with the Trademark Purchase Agreement (see Note 5), the Company agreed to furnish the sellers an aggregate of six VIP tickets to all World Series of Pickleball events during each seller’s lifetime.

Registration Payment Arrangements

Under the Registration Rights Agreement entered into in July 2026 (see Note 9), the Company may be required to issue additional shares of common stock equal to five percent (5%) of the shares sold to the applicable investors, as liquidated damages and not as a penalty, if specified registration deadlines are not met (see Note 2).

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events through August 14, 2026, the filing date of this Form 10-Q, and determined that there have been no subsequent events that occurred that would require adjustments to our disclosures in these unaudited condensed interim financial statements, except as discussed below.

On July 13, 2026, the Company entered into a Subscription Agreement with an accredited investor pursuant to which the Company sold the investor 25,000 shares of common stock for $125,000 ($5.00 per share). The Subscription Agreement included customary representations and warranties of the Investor and the Company.

On July 13, 2026, in connection with the Subscription Agreement entered into in July 2026, the Company entered into a Registration Rights Agreement in favor of the investor (who executed a counterpart thereof in connection with his investment).

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement to register the resale of the shares sold to such investor on or before the first business day following the date which falls 45 days after the last sale of securities in the offering in connection with the Registration Rights Agreement, and to use commercially reasonable efforts to cause such registration statement to be declared effective as promptly as possible thereafter. Once effective, the Company agreed to keep the registration statement effective until the earlier of (a) the date that all shares covered by such registration statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144, and (b) three years after the date of the Registration Rights Agreement.

If the Company fails to file the registration statement by the required dates as disclosed above, then the Company is required to promptly issue to each investor, as liquidated damages and not as a penalty, additional shares of common stock equal to five percent (5%) of the shares then held by such Investor subject to such failure to file. If such failure to file continues for a period of thirty (30) days following the initial occurrence thereof, the Company is required to promptly issue to each such investor additional shares of common stock equal to an additional five percent (5%) of the shares then held by such investor which remain subject to such failure for each additional thirty (30) day period during which such event continues; provided, however, that the aggregate number of additional shares of common stock required to be issued to any investor will not exceed fifteen percent (15%) of the shares originally subject to such failure with respect to such investor.

The Registration Rights Agreement includes customary representations, indemnification obligations of each party, and other provisions.

On July 23, 2026, the Company granted two consultants warrants to purchase an aggregate of 200,000 shares of common stock (100,000 shares each) at $5.00 per share, with cashless exercise rights, in consideration for services rendered. One warrant is exercisable in full and expires on July 23, 2029; the other expires on July 23, 2031 and is exercisable for up to one-half of the underlying shares prior to July 23, 2027 and in full thereafter.

On July 28, 2026, the Company entered into a Convertible Promissory Note (the “Investments AKA Convertible Note”), in the original principal amount of $1,000,000 with Investments AKA, which is controlled by Andre Agassi, a greater than 10% shareholder of the Company, and whose Chief Financial Officer is Shawn Cable, our Chief Financial Officer.

The Investments AKA Convertible Note accrues interest at a fixed rate per annum equal to 3.96%, which the Company determined represents not less than the applicable federal rate published by the U.S. Internal Revenue Service under Section 1274(d) of the Internal Revenue Code of 1986, as amended, compounded semi-annually, given the term of the Investments AKA Convertible Note and the related-party status of the holder. Following an event of default, the Investments AKA Convertible Note accrues interest at a default rate of 10% per annum.

Unless earlier converted, the outstanding principal balance of the Investments AKA Convertible Note, together with all accrued and unpaid interest, is due and payable in full on July 27, 2027. The Investments AKA Convertible Note will automatically convert, without any action required by holder, into the equity or equity-linked securities or units (the “New Securities”) issued by the Company to arm’s-length, new-money investors (“New Money Investors”) in the next sale (or related series of sales) by the Company of New Securities that results in gross proceeds to the Company of not less than $3,000,000 (the “Next Equity Financing”). The conversion price will equal the price per share, unit, or other applicable denomination of New Securities actually paid in cash by the New Money Investors in the Next Equity Financing. If no Next Equity Financing occurs prior to the Maturity Date, the Investments AKA Convertible Note will not automatically convert, and the outstanding principal and accrued interest will instead be due and payable in full on the Maturity Date.

On July 28, 2026, the Company issued an investor relations firm 20,000 shares of restricted common stock for strategic advisory and investor relations services to be rendered over three months.

On July 24, 2026, the Company issued warrants to purchase 4,500 shares of common stock at an exercise price of $5.00 per share to Nathan Low, the principal of INTE Securities LLC, a FINRA-registered broker-dealer, in connection with $150,000 invested by investors introduced to the Company by INTE, for which INTE also received a cash fee of $10,500. The grant-date fair value of the warrants and the cash fee will be accounted for as direct and incremental costs of the related offering and charged to additional paid-in capital in accordance with SEC Staff Accounting Bulletin Topic 5A in the third quarter of 2026.

On August 4, 2026, the Company announced the launch of its global “Let’s Play” pickleball and padel facilities initiative, through which the Company intends to pursue the acquisition, development and operation of pickleball and padel facilities. As of the date of this Report, the initiative is in the beginning stages of development, and the Company expects that pursuing the initiative will require substantial additional capital. No amounts relating to the initiative are recognized in the accompanying unaudited condensed financial statements.

On August 6, 2026, the Company entered into a Commercial Agreement with United States Tennis Association Incorporated, for itself and on behalf of USTA Coaching, Inc. (collectively, “USTA”, and the Commercial Agreement, the “USTA Agreement”). Pursuant to the USTA Agreement, USTA agreed to provide the Company the use of certain proprietary training content, coaching materials, training methodologies, curricula, coaching philosophies (including the USTA American Development Model for Tennis (ADM)), educational resources, and related materials developed by or on behalf of USTA or licensed thereto (collectively, the “USTA Content”), for use in the Company’s planned App, solely in order to train and fine-tune the App’s AI model solely to (i) direct users of the App in accordance with USTA’s coaching philosophy, including the ADM, and (ii) surface available resources offered by USTA programs, learning management system, and the USTA certification pathway (collectively, the “Permitted Purpose”).

In consideration for agreeing to enter into the USTA Agreement and agree to the terms thereof, the Company agreed to make Darren Cahill available to speak at USTA’s Coaches Open event to be conducted on or about August 27, 2026, and for Andre Agassi to speak at another USTA Coaching event prior to August 31, 2027; agreed to provide USTA a fixed number of complementary subscriptions to the App, and to provide an agreed upon discount on yearly subscriptions to the App from USTA members and USTA coaches during the term of the agreement; and to share a fixed percentage of net revenues that the Company generates through the App from USTA members and USTA coaches, net of platform and application fees, and adjusted for chargebacks and refunds.

The USTA Agreement has a term of three years, and can be terminated prior to that by either party for cause, provided the non-breaching party provides the other 60 days after written notice of any such event relating to a for cause termination and the non-breaching party does not cure such breach within such 60 day period, and can also be terminated immediately by USTA in the event of (i) the Company’s unauthorized use of the USTA Content, (ii) the occurrence of a material security incident caused by the Company’s failure to comply with its obligations under the agreement; (iii) the Company’s breach of the agreement’s prohibitions on reverse engineering and secondary use of the USTA Content, or (iv) the Company’s agreement to use commercially reasonable efforts to make the App available to users. Additionally, either party may terminate the agreement upon the other party’s insolvency or entry into bankruptcy.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse edgar?action=getcompany&CIK=0000930245). Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is https://www.agassisports.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2026 and 2025.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

We currently plan to undertake the following, funding permitting:

Digital Platform

The Company has entered into several agreements with IBM Norge AS (“IBM”) and International Business Machines Corporation (“International Business”, and together with IBM, collectively, the “IBM Parties”), pursuant to which such entities have agreed to help us create an artificial intelligence (AI)-powered comprehensive digital platform designed to serve as the premier online community and wellness hub for enthusiasts of racket sports, including tennis, padel, and pickleball (the “Platform”). The Platform is contemplated as a digital ecosystem including both a functioning website with e-commerce (at agassisports.com), which is currently operational, and a mobile application (the “App”), which is in development and beta testing and expected to be available for both iOS and android, powered by proprietary artificial intelligence (AI) models.

Website

The website is a landing page that showcases everything that the Company endeavors to achieve and the mission behind the Company. It will act as an information layer for fans, investors and others who would like to know more about what the Company does. It also includes an e-commerce store, just launched in July 2026, where customers can purchase curated products which form a part of our brand partnership strategy. Currently available products include Agassi and Graf branded pickleball paddles and backpacks, clothing and pickleball accessories. We act as a reseller of products and do not own any product lines or hold any inventory.

App

The App is expected to include AI-powered coaching, swing analysis, and tailored equipment recommendations, beginning with tennis and expanding into pickleball and padel through a phased release strategy. The AI models used in the App were developed by IBM, but are owned solely by the Company and are expected to be branded as “Agassi Intelligence”. The AI models have been designed to support player development, community engagement, and personalized experiences across racket sports.

Platform

The Platform is currently also expected to allow users to chat with an AI agent that has been trained using thousands of hours of proprietary content by both Darren Cahill (former professional tennis player and elite tennis coach who guided Andre Agassi, Lleyton Hewitt, Simona Halep, and Jannik Sinner to Grand Slam titles and world #1 rankings) and Andre Agassi (former professional tennis player, 8x Grand Slam Champion, and Olympic Gold Medalist). The AI agent is being programed to think, answer and sound like Darren Cahill, Andre Agassi’s former coach and Andre himself.

Our planned freemium subscription-based App will aim to foster a holistic approach to racket sports participation, emphasizing not only performance tracking using multiple data points, but also provides access to high quality coaching, learning content and an e-commerce platform.

Key features of the Platform at launch are expected to include:

●	Performance logging and analytics, enabling users to record practice sessions focused on technique analysis. The Platform is also expected to include media content including improvement drills, and cross-training activities.

●	Premium coaching and educational content, featuring short-form instructional videos and masterclasses drawing from the philosophies of prominent racket sports icons, along with curated training plans tailored to various skill levels from beginner to advanced, live question-and-answer sessions, ask-me-anything events, and occasional virtual interactions with professional players and coaches.

●	Ability to discuss improvement and feedback with the digital versions of Darren Cahill and Andre Agassi both in the form of text message and phone calls. All the tennis knowledge from match preparation, to training ideas, strategy and general knowledge will be available in one place.

Key post-launch features which are planned include:

●	Player and partner discovery functionality to connect users with compatible playing partners based on location, skill rating, and preferred racket sport, with planned future integrations (in later development phases) for direct booking with club facilities and event systems.

●	A robust community and social layer that is expected to allow users to follow friends, teammates, and local players; share match summaries, highlights, and achievements; and participate in challenges, leaderboards, and rankings at local club, city, and global levels, inspired by legendary figures such as Andre Agassi and Stefanie Graf, our largest beneficial stockholder and Brand Partner, respectively.

Through these integrated elements, the Platform will seek to position itself as the primary destination for racket sports health and wellness, extending beyond traditional scorekeeping or competition to support users’ overall physical fitness, mental resilience, and social connections within the racket sports ecosystem.

Our platform has two main AI powered products, Swing Analysis AI and AI Coaching LLM (Large Language Model).

●	Our swing analysis is built using both open source and publicly available (licensable) computer vision models, and proprietary and internally developed models. The publicly available models power key point and object detection from video, where we can mitigate risk and try different models, or change licenses if needed. The proprietary models analyze the extracted data to provide personalized feedback to a user in a mobile app. These models have a carefully designed data pipeline which utilize the extracted key point data, which hence qualifies the utility of the open source models.

●	The LLM experience is created in partnership with IBM & Delphi (proprietary technology from partners, respectively), handling the majority of the performance of the LLM experience for users. Our input to this model is carefully selected training data for text and voice, which helps us ensure the expected quality in coaching for users. We use a proprietary hierarchical coaching methodology to create a unique experience for the user. The methodology is not an AI model but helps us mitigate both risk and hallucination from the LLM experience, by selecting and translating core coaching principles that we agree with.

The Platform, which is currently in beta testing, is currently planned to launch by the beginning of the fourth quarter of 2026, with a staggered roll-out of e-commerce (tennis rackets, paddles, sports nutrition, etc.), which e-commerce site launched in July 2026, a personalized racket/paddle recommender and an AI coaching model.

The App launch is anticipated to occur in the beginning of the fourth quarter of 2026, and is planned to include the same coaching AI feature, as well as swing analysis feedback, motivational challenges, progress tracking, and social sharing. While it is expected to initially focus on tennis, the Company’s current goal is to expand all features of the app to pickleball and padel, in the future, with the goal of helping position the platform as a single hub for racket sports.

The estimated cost for the digital platform is approximately $2,700,000 to implement. The digital platform is expected to include AI-agents based on the digital minds of Andre Agassi and Darren Cahill, exclusive content, instructional videos and ecommerce. Currently, IBM is in the final development of the Platform.

We anticipate that the Platform and App will create strong and recurring revenue streams, while also fostering a fun, thriving and informative racket sports community on a global scale under the iconic Agassi brand.

World Series of Pickleball

As discussed in greater detail in “Note 5. Intangible Assets”, to the footnotes to the unaudited financial statements included above, on May 31, 2025, we acquired the rights to the trademark for “World Series of Pickleball” (the “Trademark”).

Our current plans include launching the World Series of Pickleball, which is intended to be a new championship property owned and developed by the Company.

The Company hopes that the World Series of Pickleball, which is planned to feature a marquee open, a team-based championship week welcoming players of all skill levels from around the world, with prize purses and global celebrity participants, including involvement from Andre Agassi, alongside everyday competitors who choose to enter. The World Series of Pickleball is planned to be headquartered and launched in Las Vegas. The multi-day event is expected to bring together competitors from across the globe, supported by planned premium production, hospitality programming, and integrated media distribution which is expected to be designed to deliver a world-class experience for fans and partners.

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

“Let’s Play” Pickleball and Padel Facilities Initiative

On August 4, 2026, we announced the launch of our global “Let’s Play” pickleball and padel platform initiative (the “Let’s Play Initiative”), through which we intend to pursue the goal of creating one of the world’s leading networks of pickleball and padel clubs. We intend to pursue this goal through a combination of potential acquisitions of existing facility operators, strategic partnerships, collaborations, and franchising arrangements, rather than through ground-up development alone. We believe this initiative represents a natural extension of our broader strategy of building an integrated global racket sports platform spanning technology, events, media, and, with destination-based physical facilities.

We intend to create “Let’s Play” locations that we believe will function as more than conventional sports facilities. Our concept envisions destinations that combine recreation, wellness, hospitality, and community programming, and that integrate coaching, events, and technology-enabled experiences, including potentially over time, integration with our planned digital Platform and App, with the goal of creating a differentiated offering for players of all ages and skill levels. We intend to offer operators who join our network branding, programming, and operational support intended to provide consistency in member experience while allowing us to scale more capital-efficiently than through wholly-owned development alone.

We intend to pursue potential opportunities throughout North America, Europe, Asia Pacific, and other international markets. Our first international efforts are expected to focus on Germany and Australia, markets in which we believe participation in pickleball and padel is accelerating. Our initiative in Germany is expected to be led by Stefanie Graf, a former professional tennis player who won 22 Grand Slam singles titles and who is the Company’s brand partner and the spouse of Andre Agassi, our co-founder and largest beneficial stockholder. Our initiative in Australia is expected to be led by Darren Cahill, a globally recognized tennis coach and broadcaster who has coached four world No. 1-ranked players, including Mr. Agassi, and who currently coaches world No. 1-ranked player Jannik Sinner. Both Ms. Graf and Mr. Cahill are expected to advise on facility design, programming, player development, and regional and local market strategy in connection with the Let’s Play Initiative.

As of the date of this Report, the Let’s Play Initiative is in the beginning stages of development. We are currently engaged in preliminary discussions with certain facility operators, developers, and strategic partners regarding potential future acquisitions, collaborations, and franchise opportunities. We have not acquired any facilities to date, have not entered into any definitive agreement to acquire any facility, and are not currently party to any strategic partnership, collaboration, or franchising agreement in connection with this initiative. There can be no assurance that any of these discussions will result in definitive agreements, that any resulting transactions will be completed on the terms or timeline we currently anticipate, or at all, or that any facilities we ultimately acquire, develop, partner with, or franchise will perform as we currently expect. See “Risk Factors”, below for a further discussion of the risks associated with this initiative.

We expect that pursuing the Let’s Play Initiative will require substantial additional capital beyond the funding we currently require to satisfy our existing obligations to the IBM Parties and to support our other planned initiatives, including the digital Platform, App, and World Series of Pickleball. We do not currently have committed financing specifically allocated to this initiative, and our ability to pursue it as currently contemplated, including the scale, timing, and geographic scope of any expansion, will depend on our ability to raise additional capital, on terms that may not be favorable to us, if at all.

Plans for Expansion; Programs; Content and Facilities

While we expect the World Series of Pickleball, our planned digital platform and our “Let’s Play” initiative, to take priority in the coming months, the following additional business plans are also in the early stages of development:

● Pursue best-in-class acquisition and partnership opportunities.

● Pursue a scalable, capital-efficient growth strategy through strategic partnerships.

● Acquire, build and/or create physical facilities, leagues, tournaments, events, social communities, and merchandisers (in addition to the “Let’s Play” initiative.

● Develop strategic relationships with “Best of Class” operators and developers in key segments within the pickleball and padel communities through co-branding and acquisition opportunities.

● Create and distribute proprietary and curated content through various media channels.

● IP development and collaboration.

Name and Likeness License Agreements; Brand Partner Agreement

As discussed in greater detail “Note 5. Intangible Assets”, to the footnotes to the unaudited financial statements included above, and “Recent Agreements/Transactions—Name and Likeness Agreement with Andre Agassi”, the Company has fifteen year (subject to extensions) Name and Likeness License Agreements in place with Darren Cahill, a former professional tennis player, former coach of Andre K. Agassi and current co-coach of Jannik Sinner, current world No. 1 ranked tennis player by the Association of Tennis Professionals (ATP), and Andre Agassi, former professional tennis player and 8-time tennis Grand Slam winner, co-founder of the Company’s current business operations, and a significant stockholder of the Company. We are also party to a Brand Partner Agreement with Stefanie Graf, the spouse of Andre Agassi, and former professional tennis player (holding ATP No. 1 ranking for 377 consecutive weeks), with among her many accomplishments, winning 22 major singles titles, and being the only player to win the “Golden Grand Slam,” capturing all four majors and an Olympic Gold Medal in the same year.

The license agreements provide the Company the non-exclusive (except as to certain specified uses, including as to Mr. Cahill our App and as to Mr. Agassi, our corporate name), to use the name and likeness of each of Mr. Cahill and Mr. Agassi in connection with the Company’s business operations. Pursuant to the Brand Partner Agreement, Ms. Graf will (i) participate in certain Company projects and initiatives, subject to agreement as to scope and compensation in each instance; (ii) promote the Company’s brand and content through public appearances, interviews, and social media activity, subject to mutual agreement as to each social media post; and (iii) provide advice and consultation upon Company request with respect to the Company’s brand and content. Ms. Graf has also licensed her image, name and likeness to the Company for use in our public relations, advertising and marketing, on a worldwide basis, subject to her right to disapprove of any particular use. The Brand Partner Agreement has a five-year term, subject to extension by mutual agreement.

Competitive Advantage

We believe that the name and likeness license agreements with Darren Cahill and Andre Agassi, together with the brand partner agreement with Stefanie Graf, each discussed above, provide the Company with a meaningful strategic advantage in developing, marketing and commercializing its artificial intelligence-powered tennis and pickleball coaching platform and plans to compete in the pickleball industry. The Company’s App is being designed to deliver AI-based swing analysis, coaching and player development tools, and the association with three of the most recognizable and accomplished figures in professional tennis is expected to enhance the credibility and visibility of our technology among players, coaches, clubs, academies and other participants in the racket sports industry. In particular, Mr. Cahill’s reputation as one of the sport’s leading coaches and his experience coaching elite players, including Andre Agassi and current ATP World No. 1 Jannik Sinner, together with Mr. Agassi’s and Ms. Graf’s global recognition and longstanding reputations for excellence in tennis, are expected to support customer acquisition, brand awareness, strategic partnerships and marketing initiatives as we seek to expand our presence in the tennis and rapidly growing pickleball and padel markets. We also believe these relationships will facilitate the creation of authentic coaching content, instructional materials, promotional campaigns and other product features that align with our business strategy. While the Company cannot assure investors that these agreements will result in increased revenues, user adoption or other measurable commercial benefits, we believe they enhance our ability to differentiate our products from competing offerings and strengthen our overall brand within the racket sports industry.

Recent Agreements/Transactions

Delphi Agreements

On May 4, 2026, the Company entered into an Advisor Agreement with Delphi AI, Inc. (“Delphi” and the “Advisor Agreement”). Pursuant to the agreement, we agreed to advise Delphi from time to time on potential business, technology and products, and to work towards meeting certain performance-based milestones. The agreement included customary confidentiality obligations of the parties, and non-solicitation obligations for the Company, and can be terminated at any time by either party with 10 days prior notice.

In consideration for providing services under the Agreement, we were provided a six month option, but not an obligation, to make a financial investment in Delphi on the following terms, either (a) a Simple Agreement for Future Equity (SAFE) with a $100,000,000 valuation cap; or (b) an investment of up to $250,000, at the Company’s sole discretion, neither of which have been made to date.

Delphi also agreed to grant us, as consideration for the services we agreed to provide under the Advisor Agreement, an option to purchase shares representing up to 0.55% of Delphi’s common stock on a fully diluted basis, structured as follows: (a) 0.25% of Delphi’s common stock upon completion of the delivery of the required base deliverables; and (b) up to 0.30% of Delphi’s common stock upon performance of certain deliverables, which are subject to certain vesting criteria and certain forfeiture rights, neither of which have been issued to date. The exercise price per share will be equal to the fair market value per share on the date the option is granted or on the Company’s first day of services, whichever is later.

The Company separately entered into agreements with Delphi whereby Delphi agreed to create AI versions of Darren Cahill and Andre Agassi for the Company, in consideration for $25,000 and $50,000, per year, for the first year of the engagement, respectively, subject in certain circumstances to additional interaction fees.

Name and Likeness License Agreement with Darren Cahill

On June 4, 2026, the Company entered into a Name and Likeness License Agreement (the “Cahill License Agreement”), effective the same date, with Darren Cahill, an individual (“Cahill”). Cahill is a former professional tennis player and former coach of Andre K. Agassi and current co-coach of Jannik Sinner, current world No. 1 ranked tennis player by the Association of Tennis Professionals (ATP).

Pursuant to the Cahill License Agreement, Cahill granted the Company a non-exclusive (except as set forth in the Cahill License Agreement), worldwide right and license to use his name (the “Cahill Name”), together with renderings of his voice, image, and likeness, and all attributes of his personality and appearance (collectively, the “Cahill Likeness”), including any right of publicity, in connection with creation, development, manufacturing, operation, promotion, distribution, and sales of services and products in connection with the Company’s Business (defined below); including, but not limited to, in connection with the Company’s platform (the “Platform Name”), which right of use for the Platform Name is exclusive to the Company. The Company currently plans to create and manage unique content, building sports communities around entertainment, media, wellness, education, commerce, and charitable efforts, with the goal of becoming a leading media and entertainment company in the world of racket sports (the “Business”).

Nothing in the Cahill License Agreement prohibits Cahill from using the Cahill Name and Cahill Likeness for any purposes whatsoever, except that Cahill shall not provide his name or likeness to any platform, application, website, or similar service, during the term of the Cahill License Agreement in a manner that competes with the Company’s platform, as currently in effect and as may be modified, expanded, or changed, from time to time during the term.

During the term of the agreement, if, and to the extent, Cahill provides the Company with any content created exclusively by Cahill (“Cahill Content”), then, upon the terms and subject to the conditions of the Cahill License Agreement, Cahill granted to the Company a non-exclusive right and license to use, copy, reproduce, compile, distribute, transmit, broadcast, display, exhibit, project, and otherwise exploit the Cahill Content, or in composite and/or conjunction with other materials, including without limitation, audio, video, animation, text, and graphics, by any means, methods, and technologies now known or hereafter to become known, solely in connection with the creation, development, manufacturing, operation, promotion, distribution, and sales of products under the Business.

The Company must obtain prior written approval from Cahill to create and exploit derivative works based solely on Cahill Content, unless such Cahill Content is provided to the Company specifically for use in the Business.

Pursuant to the Cahill License Agreement, the Company agreed to provide all materials featuring use of any of the Cahill Name and Cahill Likeness and/or the Cahill Content (collectively, the “Cahill Licensed IP”) to Cahill for written approval before the Company begins making use of such materials; provided that: (A) the Company is not required to submit for approval the use of the Cahill Name and Cahill Likeness already in use as of the effective date as reflected on the Company’s current products or services or the Company’s website or platform; (B) the Company is not required to submit revised versions of such materials to Cahill for approval, provided that such materials are substantially similar to materials that have already been approved by Cahill; and (C) Cahill will not unreasonably withhold or delay his approval.

The Parties also agreed to cooperate with each other in good faith to develop and promote the Business for the term of the Cahill License Agreement.

Pursuant to the Cahill License Agreement, there are no royalty fees due for the Cahill Name and Cahill Likeness for the term of the agreement and instead, in lieu of any royalty fees, in consideration for entering into the Cahill License Agreement and agreeing to the terms thereof, the Company granted Cahill, as a one-time fee, warrants to purchase 250,000 shares of the Company’s common stock with a term of five years, cashless exercise rights, and an exercise price of $5.00 per share.

The Cahill License Agreement also included indemnification obligations of the parties, limitation of liability language and confidentiality obligations.

Unless otherwise terminated in accordance with the provisions of the Cahill License Agreement, the Cahill License Agreement continues for a period of fifteen (15) years, provided that the Cahill License Agreement automatically extends for additional five (5) year periods after the initial term, unless either party provides the other with written notice of their intent not to automatically extend the term at least sixty (60) days prior to the end of the initial term or any automatic renewal term.

Cahill has the right to terminate the Cahill License Agreement for cause in the event of any of the following: (i) the Company conducts itself in a manner that brings the Company, or Cahill into material disrepute and degradation in the eyes of the public and/or the media, as determined by Cahill in his reasonable good faith determination; (ii) the Company becomes subject to court-filed charges by any governmental or administrative entity for fraud, mismanagement, criminal activity, or other similar bad acts; (iii) the Company enters into, or publicly announces its intention to enter into or support, any agreement, binding letter of intent, memorandum of understanding or other contract related to: (a) the sale of all or substantially all of the Company’s assets to a third-party(ies); (b) any merger, consolidation, plan of arrangement, share exchange, tender offer or other acquisition of the Company whereby the voting shareholders of the Company would have less than 50% of the voting power of the resulting entity; or (c) any change in the ownership of more than 50% of the voting capital stock of the Company in one or more related transactions, in each case without the written approval of Cahill; or (iv) upon a material breach of the Company’s obligations under the Cahill License Agreement, which beach is not cured within thirty (30) days’ written notice thereof by Cahill to the Company, to the extent such breach can be cured.

The Company has the right to terminate the Cahill License Agreement for cause if: (i) Cahill is found guilty, whether by conviction or plea agreement, of a Class A or B federal felony crime or similar class felony crime under state or local laws; or (ii) upon material breach of Cahill’s obligations under the Cahill License Agreement, which beach is not cured within thirty (30) days’ written notice thereof by the Company to Cahill, to the extent such breach can be cured.

The Company is required, within one hundred twenty (120) days of expiration or termination of the Cahill License Agreement, to cease all use of the Cahill Licensed IP subject to having one hundred eighty (180) days after termination to sell off any existing merchandise or inventory bearing the Cahill Name or Cahill Likeness.

Name and Likeness Agreement with Andre Agassi

On June 18, 2026, the Company entered into a Name and Likeness License Agreement (the “Agassi License Agreement”), effective the same date, with AKA Licenses, LLC (“AKA Licenses”), which is the holder of the right of publicity to the name, and related uses of the name, of ‘Andre K. Agassi’ (the “Agassi Name”). Andre K. Agassi (“Agassi”) is a former professional tennis player and 8-time tennis Grand Slam winner, co-founder of the Company’s current business operations, and a significant stockholder of the Company. Shawn Cable, our Chief Financial Officer, serves as manager and Chief Financial Officer of AKA Licenses.

Pursuant to the Agassi License Agreement, AKA Licenses granted the Company a non-exclusive (except as set forth in the Agassi License Agreement), worldwide right and license to use the Agassi Name, together with renderings of Agassi’s voice, image, and likeness, and all attributes of Agassi’s personality and appearance (collectively, the “Agassi Likeness”), including any right of publicity, in connection with creation, development, manufacturing, operation, promotion, distribution, and sales of services and products under the Company’s Business (defined below); provided that the Company shall not use the Agassi Name or Agassi Likeness as a domain name, social media account name, or corporate name, without the prior written consent of AKA Licenses, except in connection with the Company’s current corporate name “Agassi Sports Entertainment Corp.” (the “Corporate Name”), which right of use for the Corporate Name is exclusive to the Company.

Nothing in the Agassi License Agreement prohibits Agassi and AKA Licenses from using the Agassi Name and Agassi Likeness for any purposes whatsoever, except that no use thereof shall knowingly conflict with the Company’s use of the Corporate Name during the term of the agreement.

During the term of the agreement, if, and to the extent, AKA Licenses or Agassi provides the Company with any content created exclusively by AKA Licenses or Agassi (“AKA Licenses Content”), then, upon the terms and subject to the conditions of the Agassi License Agreement, AKA Licenses granted to the Company a non-exclusive right and license to use, copy, reproduce, compile, distribute, transmit, broadcast, display, exhibit, project, and otherwise exploit the AKA Licenses Content, or in composite and/or conjunction with other materials, including without limitation, audio, video, animation, text, and graphics, by any means, methods, and technologies now known or hereafter to become known, solely in connection with the creation, development, manufacturing, operation, promotion, distribution, and sales of products under the Business.

The Company must obtain prior written approval from AKA Licenses to create and exploit derivative works based solely on AKA Licenses Content, unless such AKA Licenses Content is provided to the Company specifically for use in the Business.

Pursuant to the Agassi License Agreement, the Company agreed to provide all materials featuring use of any of the Agassi Name and Agassi Likeness and/or the AKA Licenses Content (collectively, the “Agassi Licensed IP”) to AKA Licenses for written approval before the Company begins making use of such materials; provided that: (A) the Company is not required to submit for approval the use of the Agassi Name and Agassi Likeness already in use as of the effective date as reflected on the Company’s current products or services or the Company’s website; (B) the Company is not required to submit revised versions of such materials to AKA Licenses for approval, provided that such materials are substantially similar to materials that have already been approved by AKA Licenses; and (C) AKA Licenses will not unreasonably withhold or delay its approval.

The Parties also agreed to cooperate with each other in good faith to develop and promote the Business for the term of the Agassi License Agreement.

Pursuant to the Agassi License Agreement, there are no royalty fees due for the Agassi Name and Agassi Likeness for the Term of the agreement and instead, in lieu of any royalty fees, in consideration for entering into the Agassi License Agreement and agreeing to the terms thereof, the Company agreed to pay AKA Licenses a one-time fee of $250,000, which will be payable upon the earlier of (a) the Company raising more than an aggregate of $3,000,000 from any source after entry into the Agassi License Agreement, and (b) six months from the parties’ entry into the Agassi License Agreement (i.e., December 18, 2026).

The Agassi License Agreement also included indemnification obligations of the parties, limitation of liability language and confidentiality obligations.

Unless otherwise terminated in accordance with the provisions of the Agassi License Agreement, the Agassi License Agreement continues for a period of fifteen (15) years, provided that the Agassi License Agreement automatically extends for additional five (5) year periods after the initial term, unless either party provides the other with written notice of their intent not to automatically extend the term at least sixty (60) days prior to the end of the initial term or any automatic renewal term.

AKA Licenses has the right to terminate the Agassi License Agreement for cause in the event of any of the following: (i) the Company conducts itself in a manner that brings the Company, AKA Licenses, or Agassi into material disrepute and degradation in the eyes of the public and/or the media, as determined by AKA Licenses in its reasonable good faith determination; (ii) the Company becomes subject to court-filed charges by any governmental or administrative entity for fraud, mismanagement, criminal activity, or other similar bad acts; (iii) the Company enters into, or publicly announces its intention to enter into or support, any agreement, binding letter of intent, memorandum of understanding or other contract related to: (a) the sale of all or substantially all of the Company’s assets to a third-party(ies); (b) any merger, consolidation, plan of arrangement, share exchange, tender offer or other acquisition of the Company whereby the voting shareholders of the Company would have less than 50% of the voting power of the resulting entity; or (c) any change in the ownership of more than 50% of the voting capital stock of the Company in one or more related transactions, in each case without the written approval of AKA Licenses; or (iv) upon a material breach of the Company’s obligations under the Agassi License Agreement, which beach is not cured within thirty (30) days’ written notice thereof by AKA Licenses to the Company, to the extent such breach can be cured.

The Company has the right to terminate the Agassi License Agreement for cause if: (i) Agassi is found guilty, whether by conviction or plea agreement, of a Class A or B federal felony crime or similar class felony crime under state or local laws; or (ii) upon material breach of AKA Licenses’ obligations under the Agassi License Agreement, which beach is not cured within thirty (30) days’ written notice thereof by the Company to AKA Licenses, to the extent such breach can be cured.

The Company is required, within one hundred twenty (120) days of expiration or termination of the Agassi License Agreement, to cease all use of the Agassi Licensed IP subject to having one hundred eighty (180) days after termination to sell off any existing merchandise or inventory bearing the Agassi Name or Agassi Likeness.

Lock-Up Agreements

On June 19 and June 24, 2026, the Company entered into lock-up agreements dated May 27, 2026, with twenty-three investors who had purchased shares of common stock in the Company’s November 2024 private offering (the “November 2024 Investors” and the “Lock-Up Agreements”), pursuant to which such investors agreed not to transfer any of the shares of common stock sold to such investors by the Company in November 2024 (the “November 2024 Shares”), nor any of the New Warrants or New Warrant Shares (defined below), until December 15, 2026, except in connection with certain customary permitted transfers described in the Lock-Up Agreements. In consideration for agreeing to the terms of the Lock-Up Agreements, the Company agreed to grant each of the counterparties entering into the Lock-Up Agreements, warrants to purchase 25% of the total shares of common stock purchased by such investors in the November 2024 offering, exercisable only for cash, with a term of two years and an exercise price of $5.00 per share (the “New Warrants”, and the shares of common stock issuable upon exercise thereof, the “New Warrant Shares”). The Lock-Up Agreements contain customary representations and warranties of the parties, and registration rights, pursuant to which we have agreed to include the registration of the resale of the November 2024 Shares held by such parties entering into the Lock-Up Agreements and the Warrant Shares in a registration statement filed under the Securities Act of 1933, as amended, which is required to be filed on or prior to December 15, 2026. In total, we granted Warrants to purchase 657,876 shares of common stock in connection with our entry into the Lock-Up Agreements.

USTA Commercial Agreement

On August 6, 2026, we entered into a Commercial Agreement with United States Tennis Association Incorporated, for itself and on behalf of USTA Coaching, Inc. (collectively, “USTA”, and the Commercial Agreement, the “USTA Agreement”). Pursuant to the USTA Agreement, USTA agreed to provide us the use of certain proprietary training content, coaching materials, training methodologies, curricula, coaching philosophies (including the USTA American Development Model for Tennis (ADM)), educational resources, and related materials developed by or on behalf of USTA or licensed thereto (collectively, the “USTA Content”), for use in our planned App, sole in order to train and fine-tune the App’s AI model solely to (i) direct users of the App in accordance with USTA’s coaching philosophy, including the ADM, and (ii) surface available resources offered by USTA programs, learning management system, and the USTA certification pathway (collectively, the “Permitted Purpose”).

USTA also agreed to promote the App four times to its members and platform users and to grant us a limited, non-transferable, revocable license to use the USTA Content, for the Permitted Purpose, subject to certain customary restrictions set forth in the USTA Agreement.

The USTA Agreement includes trademark and brand licensing rights from USTA to the Company, subject to the restrictions and requirements set forth in the USTA Agreement; requirements for USTA to make promotional communications regarding the App; and requires us to use commercially reasonable efforts to maintain the availability of the App for end-users.

In consideration for agreeing to enter into the USTA Agreement and agree to the terms thereof, we agreed to make Darren Cahill available to speak at USTA’s Coaches Open event to be conducted on or about August 27, 2026, and Andre Agassi available to speak at a future event; agreed to provide USTA a fixed number of complementary subscriptions to the App, and to provide an agreed upon discount on yearly subscriptions to the App from USTA members and USTA coaches during the term of the agreement; and to share a fixed percentage of net revenues that we generate through the App from USTA members and USTA coaches, net of platform and application fees, and adjusted for chargebacks and refunds.

The agreement includes customary intellectual property ownership and prohibition provisions; audit rights for USTA; confidentiality obligations of the parties; representations and warranties of the parties; and mutual indemnification rights, subject to certain limitations of liabilities and caps on liabilities.

The USTA Agreement has a term of three years, and can be terminated prior to that by either party for cause, provided the non-breaching party provides the other 60 days after written notice of any such event relating to a for cause termination and the non-breaching party does not cure such breach within such 60 day period, and can also be terminated immediately by USTA in the event of (i) our unauthorized use of the USTA Content, (ii) the occurrence of a material security incident caused by our failure to comply with certain of our obligations under the agreement, (iii) our breach of the agreement’s prohibitions on reverse engineering and secondary use of the USTA Content, or (iv) our agreement to use commercially reasonable efforts to make the App available to users. Additionally, either party may terminate the agreement upon the other party’s insolvency or entry into bankruptcy.

Under the terms of the agreement, the license provided by USTA to use the USTA Content expires upon termination of the Agreement and the Company is required, within 30 days of termination of the USTA Agreement, to return to USTA or certify in writing the secure destruction of all copies of USTA’s proprietary content in the Company’s possession, including copies on backup media, development environments, and other systems. Separately, upon termination of the USTA Agreement, the Company must, within 180 days (subject to extension for technical complexity), use commercially reasonable efforts to implement technical measures intended to reduce the continued influence of USTA’s content on any AI model it operates, selecting from options such as retraining, fine-tuning reversal, machine unlearning, or exclusion of the data from future training runs. However, the agreement expressly acknowledges that AI models may retain residual effects from previously ingested data and that complete removal or verification of such removal is not currently technically feasible.

Recent Funding Transactions

On March 13, 2026, the Company entered into two Subscription Agreements with two accredited investors, pursuant to which the investors purchased an aggregate of 80,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $400,000. The Subscription Agreements included customary representations and warranties of the investors and the Company and piggy-back registration rights for three years from the date of sale, subject to customary cutbacks and exceptions.

One of the investors was the Boreta Lifetime Trust, whose trustee is Ronald S. Boreta, the Company’s President, Chief Executive Officer and director. The Boreta Trust purchased 50,000 shares of restricted common stock for $5.00 per share or $250,000 in aggregate.

On March 30, 2026, the Company entered into a Subscription Agreement with an accredited investor, pursuant to which the investor purchased an aggregate of 50,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $250,000. The Subscription Agreements included customary representations and warranties of the investor and the Company. The Subscription Agreement also provided the Investor three year piggyback registration rights. Pursuant to a side letter entered into with the investor at the time of the subscription, the Investor was also granted demand registration rights, in the event that the shares purchased by the Investor were not already registered under the Securities Act or available for sale under Rule 144 one year from the date of the sale, and we also granted the Investor first opportunity rights with respect to the sale of pickleball equipment at World Series of Pickleball events, the specific terms of which will be negotiated in good faith by the parties and a free basic sponsorship placement in the Company’s inaugural World Series of Pickleball event, which the Company expects to occur next year.

On April 28, 2026, the Company entered into a Subscription Agreement with Investments AKA, LLC, a limited liability company indirectly controlled by former professional tennis player Andre K. Agassi, 8-time Grand Slam winner, and the Company’s largest beneficial stockholder, whose Chief Financial Officer is Shawn Cable, our Chief Financial Officer, pursuant to which Investments AKA purchased an aggregate of 50,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $250,000. The Subscription Agreement included customary representations and warranties of Investments AKA and the Company and piggyback registration rights.

On May 22nd, June 1st, 2nd and 4th, 2026, the Company entered into Subscription Agreements with certain accredited investors, pursuant to which such investors purchased an aggregate of 235,000 shares of restricted common stock of the Company, for $5.00 per share, or a total of $1,175,000. The Subscription Agreements included customary representations and warranties of the investors and the Company.

On June 19, 2026, the Company entered into Subscription Agreements with two accredited investors pursuant to which the Company sold the investors an aggregate of 14,000 shares of common stock for an aggregate of $70,000 ($5.00 per share). The Subscription Agreements included customary representations and warranties of the Investors and the Company.

On June 1, 2026, in connection with the Subscription Agreements entered into in May and June 2026, the Company entered into a Registration Rights Agreement (the “June Registration Rights Agreement”) in favor of the investors (who executed a counterparty thereof in connection with their investments).

On July 13, 2026, the Company entered into a Subscription Agreement with an accredited investor pursuant to which the Company sold the investor 25,000 shares of common stock for $125,000 ($5.00 per share). The Subscription Agreement included customary representations and warranties of the Investor and the Company.

On July 13, 2026, in connection with the Subscription Agreement entered into in July 2026, the Company entered into a Registration Rights Agreement (the “July Registration Rights Agreement”, and together with the June Registration Rights Agreement, the “Registration Rights Agreements”) in favor of the investor (who executed a counterparty thereof in connection with his investment).

Pursuant to the Registration Rights Agreements, the Company agreed to file a registration statement to register the resale of the shares sold to such investors (a) on or before the first business day following 45 days after the first sale of shares (i.e., May 22, 2026), in the case of the June Registration Rights Agreement; and (b) on or before the first business day following the date which falls 45 days after the last sale of securities in the offering in connection with the July Registration Rights Agreement, and to use commercially reasonable efforts to cause such registration statement to be declared effective as promptly as possible thereafter. Once effective, the Company agreed to keep the registration statement effective until the earlier of (a) the date that all shares covered by such registration statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144, and (b) three years after the date of the Registration Rights Agreements.

If the Company fails to file the registration statement by the required dates as disclosed above, then the Company is required to promptly issue to each investor, as liquidated damages and not as a penalty, additional shares of common stock equal to five percent (5%) of the shares then held by such Investor subject to such failure to file. If such failure to file continues for a period of thirty (30) days following the initial occurrence thereof, the Company is required to promptly issue to each such investor additional shares of common stock equal to an additional five percent (5%) of the shares then held by such investor which remain subject to such failure for each additional thirty (30)-day period during which such event continues; provided, however, that the aggregate number of additional shares of common stock required to be issued to any investor will not exceed fifteen percent (15%) of the shares originally subject to such failure with respect to such investor.

The Registration Rights Agreements include customary representations, indemnification obligations of each party, and other provisions.

On and effective on June 29, 2026, the Company entered into a First Amendment to Registration Rights Agreement (the “First Amendment”) with investors holding a majority in interest of the shares sold in the offering subject to the June Registration Rights Agreement, pursuant to which the parties amended the June Registration Rights Agreement to extend the Required Filing Date to July 31, 2026, which filing date was met by the Company.

The Company used, and plans to continue to use, the net proceeds from the offerings to advance business operations in the global racket sports entertainment business, with an initial focus on consolidating, building and growing pickleball and Padel related opportunities, to pay amounts owed to the IBM Parties, and for working capital and general corporate purposes.

On May 7, 2026, the Company entered into an agreement with INTE Securities LLC, a FINRA registered broker-dealer (“INTE”), whereby the Company agreed to pay INTE a cash fee of 7% of the aggregate proceeds received by the Company from investors introduced by INTE. In addition to the cash compensation payable to INTE, the Company agreed to grant warrants to purchase shares of Company common stock equal to 3% of the amount of securities purchased from such introductions with an exercise price based on the price of securities sold. The warrants have a five year term and a cashless exercise feature.

A total of $150,000 has been invested by two investors that were introduced to the Company by INTE, resulting in a cash fee of $10,500 and warrants to purchase 4,500 shares at an exercise price of $5.00 per share, which were issued in the name of Nathan Low, a principal of INTE.

On July 28, 2026, the Company entered into a Convertible Promissory Note (the “Investments AKA Convertible Note”), in the original principal amount of $1,000,000 with Investments AKA, which is controlled by Andre Agassi a greater than 10% shareholder of the Company, and whose Chief Financial Officer is Shawn Cable, our Chief Financial Officer.

The Investments AKA Convertible Note accrues interest at a fixed rate per annum equal to 3.96%, which the Company determined represents not less than the applicable federal rate published by the U.S. Internal Revenue Service under Section 1274(d) of the Internal Revenue Code of 1986, as amended, compounded semi-annually, given the term of the Investments AKA Convertible Note and the related-party status of the holder. Following an event of default, the Investments AKA Convertible Note accrues interest at a default rate of 10% per annum.

Unless earlier converted, the outstanding principal balance of the Investments AKA Convertible Note, together with all accrued and unpaid interest, is due and payable in full on July 27, 2027. The Investments AKA Convertible Note will automatically convert, without any action required by holder, into the equity or equity-linked securities or units (the “New Securities”) issued by the Company to arm’s-length, new-money investors (“New Money Investors”) in the next sale (or related series of sales) by the Company of New Securities that results in gross proceeds to the Company of not less than $3,000,000 (the “Next Equity Financing”). The conversion price will equal the price per share, unit, or other applicable denomination of New Securities actually paid in cash by the New Money Investors in the Next Equity Financing. If no Next Equity Financing occurs prior to the Maturity Date, the Investments AKA Convertible Note will not automatically convert and the outstanding principal and accrued interest will instead be due and payable in full on the Maturity Date.

Plan of Operations

We had a working capital deficit of $1,962,523 as of June 30, 2026; mainly due to our current liabilities of $2,038,746. We expect to require funding in the future, including to complete payments due under our agreements with the IBM Parties, which require us to make payments to the IBM Parties under the Services Agreement and SoW 1 totaling approximately $2.1 million, payable in monthly installments in accordance with the terms of SoW 1, including $100,000 within 15 days after invoice from IBM, for each of November and December 2025, and January and February 2026, with $204,387 due before February 28, 2026 and $613,161 before March 20, 2026, and $229,292 due for each of March through June 2026, as discussed above. To date, $1,367,548 has been paid under an October 31, 2025, Partnership Agreement for Consulting Services and Commitment Agreement with IBM.

During the six months ended June 30, 2026 and through the date of this Report, the Company raised $2,270,000 through the sale of common stock at $5.00 per share in private placements and $1,000,000 through the sale of a convertible promissory note to Investments AKA, LLC, which entity is affiliated with Andre Agassi, our largest beneficial stockholder, and whose Chief Financial Officer is Shawn Cable, our Chief Financial Officer, as discussed in greater detail below under “Business—Recent Funding Transactions”.

We plan on raising additional required funding through the sale of equity in the future, which is expected to be on similar terms as our recent private offerings. If we are successful in raising this additional capital, we anticipate that it will be sufficient to make the remaining scheduled payments to the IBM Parties under the Services Agreement; however, we have not yet secured commitments for this funding, and there can be no assurance that it will be available on acceptable terms, if at all. See Note 4 – Going Concern to the accompanying unaudited condensed financial statements.

We also hope to begin generating revenues in October 2026, from our launch of the App, which will include AI-agents created based off the digital minds of Andre Agassi and Darren Cahill, exclusive content, instructional videos, and ecommerce, as well as from future expected sponsorship relations, and pickleball and padel facilities.

Notwithstanding the above, we may sell additional equity in the future, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate revenues.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025.

We generated no revenues for the three months ended June 30, 2026 or 2025.

For the three months ended June 30, 2026 and 2025, we had general and administrative expenses, consisting of stock-based compensation, audit fees, amounts paid under the embedded solution agreement with the IBM Parties (as discussed above)(for the three months ended June 30, 2026) and miscellaneous administrative costs, that totaled $192,725 and $335,914, respectively, a decrease of $143,189 from the prior period. We also had research and development expenses of $91,021 for the three months ended June 30, 2026, and no research and development expenses for the three months ended June 30, 2025. Share based compensation for the three months ended June 30, 2026 totaled $235,799, consisting of (i) $80,799 of expense relating to restricted stock units granted to our Chief Executive Officer, and (ii) $155,000 of expense relating to restricted shares of common stock issued to a consultant and our investor relations firm, in each case as discussed in greater detail in “Note 6. Capital Stock and Share-Based Compensation” to the financial statements included herein. The decrease in general and administrative expenses was partially offset by amounts paid under the agreements with the IBM Parties, discussed above.

We had a net loss of $283,746 and $335,914 for the three months ended June 30, 2026, and 2025, respectively, which net loss decreased for the reasons described above. After giving effect to a deemed dividend of $3,548,508 relating to warrants issued to certain stockholders in consideration for lock-up agreements, net loss attributable to common stockholders was $3,832,254 for the three months ended June 30, 2026 (see Note 2 and Note 6 to the financial statements included herein).

Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025.

We generated no revenues for the six months ended June 30, 2026 or 2025.

For the six months ended June 30, 2026 and 2025, we had general and administrative expenses, consisting of stock-based compensation, audit fees, amounts paid under the embedded solution agreement with the IBM Parties (as discussed above)(for the six months ended June 30, 2026) and miscellaneous administrative costs, that totaled $2,703,039 and $2,001,160, respectively, an increase of $701,879 from the prior period, which increase was mainly the result of amounts paid under the agreements with the IBM Parties, discussed above. Share based compensation for the six months ended June 30, 2026 totaled $1,217,254, compared to $1,440,777 of share based compensation for the six months ended June 30, 2025. Share based compensation for the six months ended June 30, 2026 consisted of (i) $981,455 of expense relating to warrants granted to consultants and service providers, including expense recognized during the period on warrants granted in prior periods which vest over time, (ii) $80,799 of expense relating to restricted stock units granted to our Chief Executive Officer, and (iii) $155,000 of expense relating to restricted shares of common stock issued to a consultant and our investor relations firm, in each case as discussed in greater detail in “Note 6. Capital Stock and Share-Based Compensation” to the financial statements included herein. We also had research and development expenses of $91,021 for the six months ended June 30, 2026, and no research and development expenses for the six months ended June 30, 2025.

We had a net loss of $2,794,060 and $2,001,160, for the six months ended June 30, 2026, and 2025, respectively, which net loss increased for the reasons described above. After giving effect to a deemed dividend of $3,548,508 relating to warrants issued to certain stockholders in consideration for lock-up agreements, net loss attributable to common stockholders was $6,342,568 for the six months ended June 30, 2026 (see Note 2 and Note 6 to the financial statements included herein).

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at June 30, 2026 and December 31, 2025.

	June 30,	December 31,	Increase/
	2026	2025	(Decrease) $	%
Current assets	$76,223	$496,375	$(420,152)	-84.6%
Current liabilities	$2,038,746	$494,400	$1,544,346	312.4%
Working capital (deficit)	$1,962,523	$(1,975)	$1,964,498	-99,468.2%

The decrease of $1,964,498 in working capital was mainly due to an increase in accounts payable from the agreements with the IBM Parties, discussed above.

Cash Flows

We had $981,313 of net cash used in operating activities for the six months ended June 30, 2026, which was mainly due to $2,794,060 in net loss, offset by $1,217,253 of stock-based compensation expense, $20,459 of depreciation and amortization expense, a $176,435 increase in accounts payable and accrued expenses and a $398,600 decrease in prepaid expenses and other current assets. We had $589,364 of net cash used in operating activities for the six months ended June 30, 2025, which was mainly due to $2,001,160 in net loss, offset by $1,440,777 of stock-based compensation expense and $2,709 of depreciation expense.

We had $1,185,239 of net cash used in investing activities for the six months ended June 30, 2026, which was due to $1,167,548 of payments for software development in progress and $17,691 for the purchase of IT equipment. We had $25,000 of net cash used in investing activities for the six months ended June 30, 2025, which was due to the acquisition of an intangible asset.

We had $2,145,000 of net cash provided by financing activities for the six months ended June 30, 2026, which was solely due to proceeds from the sale of 429,000 shares of common stock sold in our private offerings for $5.00 per share. We had no cash provided by financing activities for the six months ended June 30, 2025.

Other than the Investments AKA Convertible Note, which was funded on July 28, 2026 by an entity affiliated with Andre Agassi, our largest beneficial stockholder, we do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, we had cash of $74,196 and an accumulated deficit of $42,424,162, and we used $981,313 of cash in operating activities during the six months ended June 30, 2026. In addition, the Company’s current liabilities exceed its current assets by $1,962,523 as of June 30, 2026.

The Company has limited cash resources and continues to depend on equity raises to provide funds to pay its ongoing expenses. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued.

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

Recent Accounting Developments

See Note 2 to the condensed financial statements included in this Report for a discussion of recent accounting pronouncements, including ASU 2023-07, which the Company has adopted and reflected in its segment disclosures, and ASU 2024-03, which is not yet effective and is expected to require disaggregated disclosure of the expenses included in the Company’s general and administrative expenses caption.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our CEO (our Principal Executive Officer) and CFO (Principal Financial/Accounting Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial/Accounting Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective. That was because at June 30, 2026, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size of the Company and its limited operations, we are unable to remediate this deficiency until we raise additional funding and expand our operations.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We recently filed a resale Form S-1 registration statement, and sales of a substantial number of shares by the selling shareholders named therein, or the perception that such sales may occur, could cause the market price of our common stock to decline or become volatile.

We have filed a registration statement on Form S-1, to register the resale of up to 13,981,982 shares of our common stock, including up to (a) 10,694,606 outstanding shares of common stock; and (b) 3,287,376 shares of common stock issuable upon exercise of certain warrants to purchase shares of common stock of the Company, which was declared effective on August 12, 2026. The shares registered for resale include only the shares and warrant shares held by the selling shareholders named in the registration statement, and do not include all shares of common stock issuable upon exercise of our outstanding warrants, which totaled 3,412,376 shares as of the date of this Report. The selling shareholders named in the registration statement may sell all, some or none of their shares at any time, subject to applicable securities laws, and certain lock-up agreements entered into by certain of such shareholders. Because many of the selling shareholders acquired their shares or warrants in privately negotiated transactions, they may be willing to dispose of their shares at prices below the prices paid by other investors or below the then-current market price.

The resale by the selling shareholders of a substantial number of shares of our common stock, or the perception that these sales could occur, may adversely affect the prevailing market price of our common stock. Any such sales, or the availability of a significant number of additional shares for resale in the public market, could increase the supply of our common stock, reduce the trading price of our common stock, impair our ability to raise capital through future equity financings, and contribute to significant fluctuations in the market price of our common stock, regardless of our actual operating performance or prospects. Increased trading activity resulting from the availability of these shares could also make it more difficult for investors to sell their shares at favorable prices or at all.

We recently launched our e-commerce website, and our limited operating history makes it difficult to evaluate our business and future prospects, particularly in light of our lack of brand recognition among consumers.

We launched our e-commerce website in July 2026, and as a result, we have only a limited operating history upon which prospective investors can evaluate our business, financial performance, and future prospects. Our historical sales data, to the extent it exists at all, covers a short period of time and may not be representative of the demand, customer behavior, or operating trends we will experience in the future as the business matures. We have not yet demonstrated an ability to grow revenue, achieve profitability, or maintain customer retention over a sustained period, and you should consider our prospects in light of the risks and uncertainties frequently encountered by early-stage companies in new and rapidly evolving markets.

Because our e-commerce website is new, we have limited brand recognition among consumers, retailers, and other participants in the padel community, particularly as compared to more established sporting goods retailers and racket sport brands that have operated for many years and have built substantial customer loyalty and word-of-mouth reputation. Building brand awareness requires us to spend significantly on marketing and customer acquisition without any assurance that such spending will result in a sufficient number of new customers, repeat purchases, or long-term brand loyalty. Because consumers researching pickleball equipment purchases frequently rely on reviews, established brand reputation, recommendations from padel clubs and coaches, or products they have seen used by other players, our lack of an established track record may cause potential customers to choose competitors with longer operating histories and greater brand recognition, even where our products are comparable or superior in price or quality.

In addition, prospective customers may be hesitant to purchase from a website with which they are not familiar or that lacks an established reputation for reliable fulfillment, product quality, and customer service. We also have limited data regarding customer acquisition costs, conversion rates, average order value, and customer lifetime value over any extended period, which limits our ability to accurately forecast future performance or to make informed decisions regarding marketing spend, inventory purchasing, and other operational matters. If we are unable to build brand awareness and a positive reputation efficiently, or if we experience a higher-than-expected rate of customer attrition due to our limited track record, our ability to grow revenue and achieve or maintain profitability could be materially and adversely affected.

Furthermore, our limited operating history means that our management team has limited experience operating our business as a going concern, and we may encounter unanticipated expenses, difficulties, complications, and delays in executing our business plan that a more established company would not experience. There can be no assurance that we will be successful in addressing these risks, and our failure to do so could materially harm our business, financial condition, and results of operations.

Any disruption to the functionality, security, or availability of our e-commerce website could materially harm our revenue and reputation.

We expect to generate revenue through our recently launched e-commerce website in the future. Our ability to generate sales is highly dependent on the continuous, reliable operation of our website and the underlying technology infrastructure that supports it, including our hosting provider, content delivery network, e-commerce platform, and payment gateway integrations. Any of the following could result in website downtime, degraded performance, or an inability to process transactions; server or hosting failures; software bugs or coding errors introduced during updates; capacity constraints during periods of high traffic, such as promotional events or holiday shopping seasons; distributed denial-of-service (DDoS) attacks or other malicious cyber activity; and errors by third-party vendors on whom we rely for critical infrastructure.

We do not maintain full redundancy, and any significant interruption in the availability of our website could result in lost sales that we may not be able to recapture. In addition, our website’s checkout and payment functionality depends on third-party payment processors, and any technical failure, security incident, or change in the terms of service of these providers could prevent customers from completing purchases. We cannot guarantee that disruptions will not occur in the future. Any of the foregoing could damage our brand, reduce customer trust, and materially adversely affect our business, financial condition, and results of operations.

We use “open source” software, which could negatively impact our AI software offerings.

Our swing analysis AI App is built using both open source and publicly available (licensable) computer vision models, and proprietary and internally developed models. Open source software is generally freely accessible, usable and modifiable, and is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Use and distribution of open source software may entail greater risks than use of third-party commercial software or internally developed software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or other claims relating to violation of intellectual property rights or the quality of the software. In addition, certain open source licenses, may require us to offer for no cost the components of our platform that incorporate the open source software, to make available source code for modifications or derivative works we create by incorporating or using the open source software or to license our modifications or derivative works under the terms of the particular open source license. If we are required under the terms of an open source license to release our proprietary source code to the public, competitors could create similar products with lower development effort and time, which ultimately could result in a loss of sales for us.

We may also face claims alleging noncompliance with open source license terms or infringement, misappropriation or other violation of open source technology. These claims could result in litigation or require us to purchase a costly license, devote additional research and development resources to re-engineer our platform, discontinue the sale of our software products if re-engineering could not be accomplished on a timely or cost-effective basis, or make generally available our proprietary code in source code form, any of which would have a negative effect on our business and operating results, including being enjoined from the offering of the components of our platform that contained the open source software. We could also be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to re-engineer our platform.

Although we monitor use of open source software and try to ensure that none is used in a manner that would subject our platform to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our AI software. We cannot guarantee that we will incorporate open source software in our platform in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

We may be unable to successfully launch our planned World Series of Pickleball event, and any delay or failure to do so could adversely affect our business and the market price of our securities.

Our plans to launch the World Series of Pickleball are subject to numerous risks and uncertainties, many of which are outside our control, including our ability to secure and finalize sponsorship, media, and broadcast arrangements on acceptable terms; obtain necessary venues, permits, licenses, and approvals in the locations where the event is to be held; recruit a sufficient number of qualified participants and organizing partners; secure adequate financing and manage development and launch costs, which may exceed our expectations; and avoid disruption from litigation, insurance or liability issues, adverse weather, public health concerns, or other unforeseen events. Desirable locations may not be available at an acceptable cost or on a timely basis due to competition from established events, scheduling conflicts, zoning, licensing, or environmental requirements. Even if secured, we may be unable to attract sufficient spectators, players, or media attention to those locations. We have limited or no experience organizing and promoting an event of this kind, and there is no assurance that we will be able to execute on our plans within our anticipated timeframe, on economically viable terms, or at all. If we are unable to launch the event as planned, are required to delay, postpone, or significantly scale back the event, or determine to abandon the event entirely, we may not realize the anticipated business, marketing, or revenue benefits associated with it, we may be unable to recover development, marketing, and related costs already incurred, and our reputation, brand, and relationships with prospective sponsors, partners, and participants could be harmed, any of which could materially and adversely affect our business, financial condition, and results of operations.

We may be unable to adequately protect our intellectual property rights in the World Series of Pickleball and future similar branded events, and competitors may develop and market similar or competing events, which could dilute our brand and adversely affect any competitive position we may have.

We intend to promote the World Series of Pickleball as a signature branded event, but our trademark and related intellectual property protections, generally extend only to specific names, marks, and trade dress, and do not prevent competitors (including those with greater financial and marketing resources) from launching similarly themed pickleball tournaments under different branding, potentially with overlapping timing or audiences. If a competitor successfully launches such an event, we may face increased competition for participants, sponsors, and viewers, our brand may be diluted, and we may incur significant costs enforcing our intellectual property rights with no assurance of success, any of which could materially and adversely affect our business, financial condition, and results of operations.

We rely significantly on Mr. Andre Agassi, and the loss of such relationship would be disruptive to, and could force us to significantly scale back and/or abandon our business.

We are currently significantly reliant on Mr. Andre Agassi, our largest beneficial stockholder. We believe that a significant amount of our relationships, partners, and opportunities, are based on our affiliation with Mr. Agassi, his ownership of our securities, and his assistance with the operations, business plan, and prospects of the Company, including relationships of Mr. Agassi in the tennis and pickleball areas. Mr. Agassi is a well-known public figure, and is one of the greatest tennis players of all time. Mr. Agassi’s wife, Stefanie Graf, is also a brand partner, and is herself one of the greatest tennis players of all time. We are currently party to a name and likeness agreement with the entity which owns Mr. Agassi’s name and likeness, AKA Licenses, LLC, which has a term through June 18, 2041, but may be terminated prior to that by AKA Licenses for cause in the event of any of the following: (i) the Company conducts itself in a manner that brings the Company, AKA Licenses, or Mr. Agassi into material disrepute and degradation in the eyes of the public and/or the media, as determined by AKA Licenses in its reasonable good faith determination; (ii) the Company becomes subject to court-filed charges by any governmental or administrative entity for fraud, mismanagement, criminal activity, or other similar bad acts; (iii) the Company enters into, or publicly announces its intention to enter into or support, any agreement, binding letter of intent, memorandum of understanding or other contract related to: (a) the sale of all or substantially all of the Company’s assets to a third-party(ies); (b) any merger, consolidation, plan of arrangement, share exchange, tender offer or other acquisition of the Company whereby the voting shareholders of the Company would have less than 50% of the voting power of the resulting entity; or (c) any change in the ownership of more than 50% of the voting capital stock of the Company in one or more related transactions, in each case without the written approval of AKA Licenses; or (iv) upon a material breach of the Company’s obligations under the Agassi License Agreement, which breach is not cured within thirty (30) days’ written notice thereof by AKA Licenses to the Company, to the extent such breach can be cured.

We believe Mr. Agassi’s assistance has been, and will continue to be, a critical element of our success. Our ability to maintain our brand image and leverage the goodwill associated with Mr. Agassi’s name would be significantly damaged if our relationship with Mr. Agassi were to change, in the event of Mr. Agassi’s death or disability, the termination of the name and likeness license agreement with Mr. Agassi and AKA Licenses, or in the event of any negative market or industry perception with respect to him. Additionally, in the event the name and likeness agreement with Mr. Agassi and AKA Licenses were to be terminated, we may be forced to change our name, brand, and marketing plans and cease using Mr. Agassi in our advertising and promotional activities which we expect would have a material adverse effect on our results of operations, business plans and prospects.

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

The issuance of securities upon conversion of the Investments AKA Convertible Note will cause immediate and substantial dilution to existing shareholders.

On July 28, 2026, the Company entered into a $1,000,000 Convertible Promissory Note in favor of Investments AKA. Unless earlier converted, the outstanding principal balance of the Investments AKA Convertible Note, together with all accrued and unpaid interest, is due and payable in full on July 27, 2027. The Investments AKA Convertible Note will automatically convert, without any action required by holder, into the equity or equity-linked securities or units issued by the Company to arm’s-length, new-money investors in the next sale (or related series of sales) by the Company of such new securities that results in gross proceeds to the Company of not less than $3,000,000, at a conversion price equal to the price paid by such new money investors.

The issuance of Company securities upon conversion of the convertible note will result in immediate and substantial dilution to the interests of other stockholders. We cannot predict the effect, if any, that future issuances and sales of our securities may have on the market price of our common stock. Sales or distributions of substantial amounts of our securities upon the conversion of the convertible note, or the perception that such sales could occur, may cause the market price of our common stock to decline.

Our App is expected to initially be significantly reliant on the USTA Content which is provided under the USTA Agreement and the cross-promotional aspect of our relationship with USTA, and the USTA Agreement which can be terminated under certain circumstances.

Our App is expected to initially be significantly reliant on the USTA Content, which is to be provided to us under the terms of the USTA Agreement. Additionally, pursuant to the terms of the USTA Agreement, USTA has agreed to help us promote the App and offer the App to its members and coaches at a discount, which we expect will at least initially be significantly responsible for the marketing awareness of, and user base for, our App. Because UTSA receives a percentage of the net revenue generated from the App from USTA members and coaches, we expect that USTA will be incentivized to help us market and grow the App’s userbase of USTA members and coaches.

The USTA Agreement has a term of three years, and can be terminated prior to that by either party for cause, provided the non-breaching party provides the other 60 days after written notice of any such event relating to a for cause termination and the non-breaching party does not cure such breach within such 60 day period, and can also be terminated immediately by USTA in the event of (i) our unauthorized use of the USTA Content, (ii) the occurrence of a material security incident caused by our failure to comply with certain of our obligations under the agreement, (iii) our breach of the agreement’s prohibitions on reverse engineering and secondary use of the USTA Content, or (iv) our agreement to use commercially reasonable efforts to make the App available to users. Additionally, either party may terminate the agreement upon the other party’s insolvency or entry into bankruptcy.

Under the terms of the agreement, the license provided by USTA to use the USTA Content expires upon termination of the Agreement and the Company is required, within 30 days of termination of the USTA Agreement, to return to USTA or certify in writing the secure destruction of all copies of USTA’s proprietary content in the Company’s possession, including copies on backup media, development environments, and other systems. Separately, upon termination of the USTA Agreement, the Company must, within 180 days (subject to extension for technical complexity), use commercially reasonable efforts to implement technical measures intended to reduce the continued influence of USTA’s content on any AI model it operates, selecting from options such as retraining, fine-tuning reversal, machine unlearning, or exclusion of the data from future training runs. However, the agreement expressly acknowledges that AI models may retain residual effects from previously ingested data and that complete removal or verification of such removal is not currently technically feasible.

The termination of the USTA Agreement may have a material adverse effect on the App and/or the quality of coaching, including AI coaching outputs, that our App provides. Additionally, the termination of the USTA Agreement may make it harder for us to market the App, may result in USTA members/coaches who receive a discount to use the App terminating their subscriptions, and/or result in a decline in users, revenue and/or prospects. As a result, a termination of the USTA Agreement may adversely affect our results of operations and cash flow, and have a material adverse effect on the value of our securities.

Our agreement with USTA requires us to share a percentage of revenues and provide free and discounted subscriptions, which will reduce our net revenues and could adversely affect our results of operations.

Pursuant to the USTA Agreement, in consideration for USTA entering into the Agreement, we agreed to (i) provide USTA with a fixed number of complimentary subscriptions to our App at no cost, (ii) provide USTA members and USTA coaches with a discount on yearly subscriptions to our App during the term of the Agreement, and (iii) pay USTA a fixed percentage of the net revenues we generate through the App from USTA members and USTA coaches, net of platform and application fees and as adjusted for chargebacks and refunds.

These obligations will directly reduce the net revenues we generate from the affected user base for as long as the USTA Agreement remains in effect. The complimentary subscriptions we are required to provide generate no subscription revenue to us at all, while the discounted subscriptions generate revenue at a reduced rate compared to the pricing we would otherwise be able to charge such users absent the USTA Agreement. In addition, the revenue-sharing payments we owe to USTA will further reduce the portion of net revenues we are able to retain from USTA members and USTA coaches. As the number of USTA members and USTA coaches who subscribe to the App grows, or as the discount or revenue-sharing percentage increases (whether upon renewal, renegotiation, or otherwise), the cumulative effect of these arrangements on our revenues and profitability will correspondingly increase.

We entered into the USTA Agreement, and may enter into similar arrangements with other organizations in the future, because we believe the anticipated benefits, including increased brand visibility, user acquisition, and market penetration, will outweigh the associated costs. However, we cannot guarantee that these anticipated benefits will be realized, or that they will be realized to an extent that offsets the reduction in revenues resulting from the free subscriptions, discounted pricing, and revenue-sharing payments required under the USTA Agreement. If the expected benefits do not materialize as anticipated, our obligations under the USTA Agreement could have a disproportionately negative effect on our net revenues and results of operations relative to the value we receive. Furthermore, because the discount and revenue-sharing obligations are tied to the number of USTA members and USTA coaches who subscribe to the App, our ability to accurately forecast the financial impact of the USTA Agreement is limited, and better-than-expected adoption by USTA members and coaches could result in a greater-than-anticipated reduction in our net revenues.

Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

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

On August 4, 2026, we announced the launch of our “Let’s Play” pickleball and padel platform initiative, pursuant to which we intend to pursue the acquisition of, partnership with, and franchising of pickleball and padel facilities, beginning with the United States and future planned initial expansion into Germany and Australia. As of the date of this Report, we have not acquired any facilities, have not entered into any definitive agreement to acquire, partner with, or franchise any facility, and are not a party to any strategic partnership, collaboration, or franchise agreement in connection with this initiative. There can be no assurance that we will identify suitable facilities or operators, that any discussions will result in definitive agreements, or that any facilities we do acquire or affiliate with will operate profitably or as currently contemplated. The risks described herein and in our Annual Report on Form 10-K relating to construction, operation, insurance and liability exposure for facilities apply with equal or greater force to this initiative, including in international jurisdictions where our experience, insurance markets, and legal recourse may differ materially from the United States.

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

Additionally, in connection with our “Let’s Play” pickleball and padel initiative, established regional and national pickleball and padel club operators in Germany, Australia, and other target markets may have longer operating histories, superior local market knowledge, existing member bases, and lower-cost access to real estate than we do. We may be unable to identify, attract, or compete for attractive acquisition or partnership targets, and competitors, including local operators, other consolidators, and other racket-sports brands, may outbid us or reach similar operators first.

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

Our “Let’s Play” initiative is expected to require substantial additional capital for acquisitions, partnership investments, facility improvements, franchise development, and related working capital, which would be in addition to, and not a substitute for, our existing funding obligations to the IBM Parties described elsewhere in this Report. We have not secured financing specifically earmarked for this initiative, and our ability to pursue it, or to pursue it on the scale or timeline currently contemplated, is dependent on our ability to raise significant additional capital on acceptable terms, which may not be available. If we are unable to raise sufficient capital, we may be unable to pursue this initiative at all, may need to scale it back materially, or may be forced to prioritize it over other elements of our business plan (or vice versa), any of which could adversely affect our growth prospects and the market price of our common stock.

Our “Let’s Play” facilities initiative is in a very early stage, and we may never enter into any definitive agreements or realize any of its anticipated benefits.

We are currently in the beginning stages of discussions with facility operators, developers, and strategic partners regarding potential future acquisitions, collaborations, and franchise opportunities across potential domestic and international markets. As of the date of this Report, we have not acquired any facilities, have not entered into any definitive agreement to acquire any facility, and are not a party to any strategic partnership, collaboration, or franchising agreement in furtherance of this initiative. Preliminary discussions, non-binding expressions of interest, or letters of intent, even if entered into, do not guarantee that a transaction will be completed on the terms discussed, on the anticipated timeline, or at all. Negotiating and completing transactions of this nature can take considerably longer than we anticipate, and negotiations may be terminated at any time by us or a counterparty. Announcing this initiative may itself create expectations among investors, analysts, potential partners, and the public that we may be unable to satisfy, and if we fail to enter into definitive agreements or complete transactions consistent with our announced plans, our reputation and the trading price of our common stock could be adversely affected.

We may be unable to identify, negotiate, finance, or successfully integrate acquisitions, partnerships, or franchise relationships, and any transactions we do complete may not achieve their intended benefits.

Our “Let’s Play” strategy contemplates growth through a combination of acquisitions of existing facility operators, strategic partnerships and collaborations, and franchising arrangements. Each of these approaches carries distinct and substantial risks, including: difficulty identifying suitable targets or partners on acceptable terms; competition from other acquirers, including better-capitalized strategic and financial buyers; the expense and diversion of management attention involved in due diligence and negotiation, whether or not a transaction is completed; the risk that we overpay for, or overestimate the prospects of, an acquired business; difficulty integrating acquired operations, personnel, technology, and financial and other controls with our own, particularly given that we currently have limited management infrastructure and no operating history running physical facilities; the potential loss of key employees, members, or customers of an acquired business following a transaction; assumption of known and unknown liabilities of acquired businesses, including litigation, employment, tax, environmental, and regulatory liabilities; and the need to fund acquisitions, franchise development, or partnership investments with cash, debt, or equity that may not be available to us on favorable terms, or at all, or which may cause significant dilution to existing shareholders. If we are unable to successfully execute and integrate acquisitions, partnerships, or franchise relationships, we may not realize the anticipated benefits of this initiative, and our business, financial condition, and results of operations could be adversely affected.

If we pursue franchising as part of our “Let’s Play” initiative, we will become subject to a complex and evolving body of U.S. and foreign franchise laws and regulations, and our failure to comply could result in significant liability.

Franchising is heavily regulated in the United States at both the federal level (including the Federal Trade Commission’s Franchise Rule) and the state level (including state franchise registration, disclosure, and relationship laws), as well as under the laws of foreign jurisdictions in which we may seek to franchise, including Germany, Australia, and other target markets, each of which may have differing (and in some cases more stringent) disclosure, registration, termination, and franchisee-protection requirements. We currently have no experience operating a franchise system. Establishing and administering a compliant franchise program will require us to develop franchise disclosure documents and related compliance infrastructure, which will involve significant cost, and any failure to comply with applicable franchise laws could result in rescission rights for franchisees, fines, injunctions, or other regulatory action, and could damage our relationships with future or prospective franchisees. In addition, even where we comply with applicable law, franchisees are independent business operators, and we will have limited ability to control the day-to-day operations, quality, and customer experience at franchised locations. Poor performance, non-compliance with our brand and operating standards, or negative publicity involving a franchised location could harm our brand and reputation across our entire network, even at facilities we do not own or directly operate.

We expect to rely significantly on Stefanie Graf and Darren Cahill in connection with our “Let’s Play” initiative in Germany and Australia, respectively, and the loss of, or any change to, these relationships could adversely affect this initiative.

We have announced that our initial international expansion efforts of our “Let’s Play” pickleball and padel initiative will be led by Stefanie Graf in Germany and Darren Cahill in Australia, and that each is expected to advise on facility design, programming, player development, and regional and local market strategy. Ms. Graf currently serves the Company as a brand partner under a five-year Brand Partner Agreement, and Mr. Cahill is party to a name and likeness license agreement with the Company, in each case entered into prior to, and not specifically contemplating, the scope of involvement described for the “Let’s Play” initiative. Neither has entered into any agreement with the Company obligating them to provide the operational, advisory, or market-development services contemplated by this initiative, and there can be no assurance that the scope of their involvement will be formalized on acceptable terms, or at all. If our relationship with Ms. Graf or Mr. Cahill were to change, including as a result of disagreement over the scope or terms of their involvement in this initiative, health, personal considerations, or reputational concerns affecting either individual, our ability to execute our German and Australian expansion plans as currently contemplated could be materially and adversely affected, and we may be required to identify alternative regional leadership without the benefit of their reputations, relationships, and expertise.

Our “Let’s Play” initiative contemplates international expansion, which will subject us to risks specific to operating outside the United States that we have not previously faced.

We currently have no operating history outside the United States. Our initial international efforts are expected to focus on Germany and Australia, with the goal of expanding further into North America, Europe, Asia Pacific, and other markets. International operations, whether through direct acquisition, joint venture, partnership, or franchising, would expose us to a variety of risks that differ from, or are in addition to, the risks of our U.S. operations, including: compliance with foreign laws and regulations, including labor, real estate, consumer protection, tax, anti-corruption (including the U.S. Foreign Corrupt Practices Act and local anti-bribery laws), and data privacy laws (including the EU General Data Protection Regulation and Australian privacy law), which may differ significantly from U.S. requirements and may change in ways adverse to us; foreign currency exchange rate fluctuations, which could adversely affect our results of operations and the value of any international investments, and which we do not currently hedge; difficulty repatriating cash or profits from foreign operations, or restrictions on our ability to do so; differing cultural attitudes, business practices, and consumer preferences regarding club membership, sports participation, and hospitality, which may not respond as expected to our brand or model; tariffs, trade restrictions, and geopolitical instability affecting our ability to operate, procure equipment, or move personnel across borders; the burden and cost of complying with multiple, and potentially conflicting, legal and regulatory regimes with limited internal legal and compliance resources; and reduced or more limited legal protections and recourse in certain foreign jurisdictions relative to the United States. Our lack of experience operating internationally increases the risk that we will not be able to execute this strategy successfully, or at all.

Acquiring, developing, leasing, or franchising physical facilities will expose us to real estate, construction, and development risks that we have not previously faced.

Facilities acquired, developed, or franchised under the “Let’s Play” initiative, if any, may require us or our partners to enter into leases or purchase real property, obtain zoning, land use, health, safety, and other permits and approvals, and undertake construction or renovation, in each case in jurisdictions where we have limited or no experience. These activities are subject to risks including construction delays and cost overruns; the unavailability of suitable real estate in desirable locations on acceptable terms; difficulty obtaining necessary permits, licenses, and approvals on a timely basis, or at all; exposure to environmental liabilities associated with real property; landlord or counterparty default or insolvency; and the risk that facility designs or locations do not attract the anticipated level of member or customer interest. Any of these risks could increase our costs, delay our timeline, or prevent us from opening or maintaining “Let’s Play” facilities as planned, which could adversely affect our business, financial condition, and results of operations.

If we acquire or operate pickleball and padel facilities, our results will depend on our ability to attract and retain members and other facility customers, which may be seasonal, discretionary, and subject to significant local competition.

Revenue from any facilities we acquire, develop, or franchise in the future is expected to depend on membership fees, court and program bookings, food and beverage, retail, and related hospitality revenue, each of which is discretionary in nature and may be highly sensitive to local economic conditions, weather and seasonality, local competition (including from non-profit and municipal facilities that may have lower cost structures), and consumer trends in racket sports participation more generally. We have no experience operating or managing member-based athletic or recreational facilities, and there can be no assurance that we will be able to attract or retain a sufficient membership base, achieve targeted utilization levels, or operate any such facilities profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2026 and from the period from July 1, 2026 to the filing date of this Report that have not previously been disclosed in a Current Report on Form 8-K, except as discussed below:

On April 16, 2026, the Company entered into a letter agreement with an investor relations firm pursuant to which the firm agreed to provide investor relations services to the Company for an initial term of three months, automatically extending thereafter until either party provides the other at least 30 days’ notice of termination. Pursuant to the agreement, we agreed to pay the service provider $6,000 a month in cash and 19,149 shares of restricted common stock of the Company, issuable 1/4th upon execution of the agreement, and the remaining 3/4th of the shares at the rate of 1/3rd of such shares on each of June 30, 2026, September 30, 2026 and December 31, 2026, to the extent the agreement remains in place and the service provider is still providing services to the Company on such dates, of which 1/2 of such shares have been issued to date. The agreement contains customary representations of the parties and confidentiality obligations of the service provider and requires us to indemnify the service provider against certain claims and liabilities in connection with the services, subject to customary exceptions.

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

On July 13, 2026, the Company entered into a Subscription Agreements with an accredited investor pursuant to which the Company sold the investor 25,000 shares of common stock for $125,000 ($5.00 per share). The Subscription Agreement included customary representations and warranties of the Investor and the Company.

On July 23, 2026, the Company granted two consultants warrants to purchase 200,000 shares of common stock (100,000 each) with an exercise price of $5.00 per share, cashless exercise rights, in consideration for services rendered. One warrant is exercisable in full and expires on July 23, 2029; the other expires on July 23, 2031 and is exercisable for up to one-half of the underlying shares prior to July 23, 2027 and in full thereafter.

On May 7, 2026, the Company entered into an agreement with INTE Securities LLC, a FINRA registered broker-dealer, whereby the Company agreed to pay INTE a cash fee of 7% of the aggregate proceeds received by the Company from investors introduced by INTE. In addition to the cash compensation payable to INTE, the Company agreed to grant warrants to purchase shares of Company common stock equal to 3% of the amount of securities purchased from such introductions with an exercise price based on the price of securities sold. The warrants have a five year term and a cashless exercise feature.

A total of $150,000 has been invested by two investors that were introduced to the Company by INTE, resulting in a cash fee of $10,500 and warrants to purchase 4,500 shares at an exercise price of $5.00 per share, which were issued in the name of Nathan Low, the principal of INTE.

On July 28, 2026, we issued an investor relations firm 20,000 shares of restricted common stock in consideration for strategic advisory and investor relations consulting services to be rendered to the Company over a term of three months.

The Company claims an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act, for the issuance of the shares and grant of the warrants described above since the foregoing issuances/grants did not involve a public offering, the recipients were “accredited investors” and took the securities for investment and not resale, and we took appropriate measures to restrict transfer. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) Form 8-K Information. The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

(c) Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

		Filed/	Incorporated By Reference
Exhibit Number	Description of Exhibit	Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation Since Formation		10-K	3.1	3/26/2025	000-24970
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 25, 2025 and effective on March 31, 2025		8-K	3.1	3/31/2025	000-24970
3.3	Amended and Restated Bylaws of Global Acquisitions Corp.		8-K	3.1	1/10/2025	000-24970
4.1†	Form of Warrant to Purchase Shares of Common Stock Dated July 3, 2024		8-K	4.1	7/8/2024	000-24970
4.2†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Shawn Cable		8-K	4.1	3/11/2025	000-24970
4.3†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Justin Gimblestob		8-K	4.2	3/11/2025	000-24970
4.4†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Darren Cahill		8-K	4.3	3/11/2025	000-24970
4.5	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Patrick J. Rolfes		8-K	4.1	6/4/2025	000-24970
4.6†	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Ted Angelo		8-K	4.2	6/4/2025	000-24970
4.7†	Common Stock Purchase Warrant dated July 31, 2025, granted by Agassi Sports Entertainment Corp. to Moneta Advisory Partners, LLC		S-1	4.7	7/31/2026	333-297891
4.8†	Common Stock Purchase Warrant dated November 24, 2025, granted by Agassi Sports Entertainment Corp. to Stefanie Graf		8-K	4.1	11/25/2025	000-24970

4.9†	Agassi Sports Entertainment Corp. Warrant to Purchase Common Stock dated February 3, 2026 in favor of George Mackin	S-1	4.9	7/31/2026	333-297891
4.10†	Common Stock Purchase Warrant dated April 27, 2026, granted by Agassi Sports Entertainment Corp. to Lake Street Capital Markets, LLC	S-1	4.10	7/31/2026	333-297891
4.11*†	Common Stock Purchase Warrant dated May 29, 2026, granted by Agassi Sports Entertainment Corp. to The Loev Law Firm, PC	S-1	4.11	7/31/2026	333-297891
4.12†	Warrant to Purchase Common Stock granted by Agassi Sports Entertainment Corp. to Darren Cahill dated June 4, 2026	8-K	4.1	6/10/2026	000-24970
4.13	Form of Warrant to Purchase Common Stock granted by Agassi Sports Entertainment Corp. to those Shareholders Entering into Lock-Up Agreements (June 2026)	8-K	4.1	6/25/2026	000-24970
4.14†	Form of Consulting Warrant – Agassi Sports Entertainment Corp. (May, June and July 2026)	S-1	4.14	7/31/2026	333-297891
4.15	Common Stock Purchase Warrant granted to Nathan Low – July 24, 2026	S-1	4.15	7/31/2026	333-297891
10.1	Purchase Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation, and All-American Golf Center, Inc.	8-K	10.1	7/8/2024	000-24970
10.2†	Consulting Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation and James Askew	8-K	10.2	7/8/2024	000-24970
10.3	Form of Subscription Agreement for November 2024 Private Offering by Global Acquisitions Corporation and the Investors party thereto	8-K	10.1	11/8/2024	000-24970
10.4	Trademark Acquisition Agreement dated May 31, 2025, by and between Agassi Sports Entertainment Corp., Patrick J. Rolfes and Ted Angelo	8-K	10.1	6/4/2025	000-24970
10.5	Statement of Work dated July 2, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS	8-K	10.1	7/9/2025	000-24970

10.6	Collaboration and Licensing Agreement entered into on July 10, 2025, by and between Agassi Sports Entertainment Corp. and Sport Squad, Inc. (JOOLA)	8-K	10.1	7/15/2025	000-24970
10.7#♦	Partnership Agreement for Consulting Services dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS	8-K	10.1	11/5/2025	000-24970
10.8#	Commitment Agreement dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS	8-K	10.2	11/5/2025	000-24970
10.9#♦	Statement of Work 1 (SOW 1) – Agassi Digital Transformation Partner, dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS	8-K	10.3	11/5/2025	000-24970
10.10	Brand Partner Agreement dated November 22, 2025, by and between Agassi Sports Entertainment Corp. and Stefanie Graf	8-K	10.1	11/25/2025	000-24970
10.11#♦	Embedded Solution Agreement – IBM Cloud Enterprise Savings PLAN ESA Transaction Document dated February 2, 2026, by and between Agassi Sports Entertainment Corp. and International Business Machines Corporation	8-K	10.1	2/3/2026	000-24970
10.12#	Embedded Solution Agreement Attachment for Build Fund Cloud Credits dated February 2, 2026, by and between Agassi Sports Entertainment Corp. and International Business Machines Corporation	8-K	10.2	2/3/2026	000-24970
10.13†	Executive Employment Agreement dated March 25, 2026, by and between Agassi Sports Entertainment Corp. and Ronald S. Boreta	8-K	10.1	3/26/2026	000-24970
10.14†	Agassi Sports Entertainment Corp. 2026 Equity Incentive Plan	8-K	10.2	3/26/2026	000-24970
10.15	Form of Agassi Sports Entertainment Corp. Registration Rights Agreement (May/June 2026 Offering)	8-K	10.1	6/5/2026	000-24970
10.16	First Amendment to Registration Rights Agreement dated June 29, 2026, by and between Agassi Sports Entertainment Corp. and the Purchasers Party thereto	8-K	10.2	7/2/2026	000-24970
10.17	Name and Likeness License Agreement dated June 4, 2026, by and between Darren Cahill	8-K	10.1	6/10/2026	000-24970

10.18	Name and Likeness License Agreement dated June 18, 2026, by and between Agassi Sports Entertainment Corp. and AKA Licenses, LLC		8-K	10.1	6/25/2026	000-24970
10.19	Form of Lock-Up Agreement dated May 27, 2026, entered into between Agassi Sports Entertainment Corp. and certain November 2024 Investors on June 19, 2026		8-K	10.2	6/25/2026	000-24970
10.20	Form of Agassi Sports Entertainment Corp., Subscription Agreement for March 2026 Private Offering		8-K	10.1	4/30/2026	000-24970
10.21	Form of Agassi Sports Entertainment Corp., Subscription Agreement for July 2026 Private Offering		S-1	10.21	7/31/2026	333-297891
10.22	Form of Agassi Sports Entertainment Corp. Registration Rights Agreement (July 2026 Offering)		S-1	10.22	7/31/2026	333-297891
10.23	Convertible Promissory Note in the amount of $1,000,000 issued by Agassi Sports Entertainment Corp. to Investments AKA, LLC, dated July 28, 2026		8-K	10.1	7/30/2026	000-24970
10.24	Commercial Agreement dated August 6, 2026, by and between United States Tennis Association Incorporated, a New York not-for-profit corporation, for itself and on behalf of USTA Coaching, Inc. and Agassi Sports Entertainment Corp.		8-K	10.1	8/10/2026	000-24970
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
32.1**	Certification of Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]
101.SCH*	XBRL Taxonomy Extension Schema Document	[X]
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	[X]
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	[X]
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	[X]
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	[X]
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	[X]

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

Agassi Sports Entertainment Corp.

Date: August 14, 2026	By:	/s/ Ronald Boreta
Ronald Boreta
Chief Executive Officer, President and Treasurer
(Principal Executive Officer)

