Form 10-Q
period 2026-09-30
Agassi Sports Entertainment Corp.
filed 2026-11-12
CIK 930245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2026

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

The number of shares of common stock, $0.001 par value, outstanding on November 12, 2026 was 14,011,824 shares.

i

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

Part I – Financial Information

Item 1. Financial Statements

Agassi Sports Entertainment Corp.,

Condensed Balance Sheets

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273,079	$95,748
Prepaid expenses and other current assets	1,259	400,627
Total current assets	274,338	496,375
Property and equipment, net	56,090	7,770
Intangible asset, net	2,233,178	296,298
Software development in progress	2,294,039	-
Total assets	$4,857,645	$800,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,313,081	$486,900
Accounts payable and accrued expenses – related party	500,000	-
Convertible note payable	-	7,500
Convertible note payable – related party	1,000,000	-
Accrued interest – related party	6,600	-
Total liabilities	2,819,681	494,400

Commitments and contingencies (Note 9)

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of both September 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 13,146,824 and 9,785,056 shares issued and outstanding, and 15,000 and 0 shares issuable, as of September 30, 2026 and December 31, 2025, respectively, 10,000 and 0 shares unvested as of September 30, 2026 and December 31, 2025, respectively	13,162	9,785
Additional paid-in capital	47,193,148	39,926,360
Accumulated deficit	(45,168,346)	(39,630,102)
Total stockholders’ equity	2,037,964	306,043
Total liabilities and stockholders’ equity	$4,857,645	$800,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating Expenses:

General and administrative expenses	$2,734,041	$755,899	$5,443,468	$2,757,059
Research and Development	78,543	-	169,564	-
Total operating expenses	2,812,584	755,899	5,613,032	2,757,059
Loss from operations	(2,812,584)	(755,899)	(5,613,032)	(2,757,059)

Other Income	75,000	-	75,000	-
Interest income	-	-	6,473	-
Interest expense – related party	(6,600)	-	(6,600)	-
Interest expense	-	-	(85)	-
Total other income (expense)	68,400	-	74,788	-

Net Loss before income taxes	$(2,744,184)	$(755,899)	$(5,538,244)	$(2,757,059)
Provision for income taxes	-	-	-	-

Net Loss	$(2,744,184)	$(755,899)	$(5,538,244)	$(2,757,059)

Deemed dividend- warrants issued to shareholders for lock-up agreements	$-	$-	$(3,548,508)	$-

Net loss attributable to common shareholders	$(2,744,184)	$(755,899)	$(9,086,752)	$(2,757,059)

Weighted average common shares outstanding - basic and diluted	13,083,944	9,785,056	12,474,195	9,785,056

Net loss per share- basic and diluted	$(0.21)	$(0.08)	$(0.73)	$(0.28)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

Condensed Statements of Changes in Stockholders’ EQUITY
(Unaudited)

For the Three and Nine Months Ended September 30, 2026 and 2025

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	9,785,056	$9,785	$32,410,928	$(30,138,568)	$2,282,145
Stock based compensation			1,440,777		1,440,777
Net loss				(1,665,246)	(1,665,246)
Balance, March 31, 2025	9,785,056	9,785	33,851,705	(31,803,814)	2,057,676
Warrants issued in acquisition of intangibles			283,287		283,287
Net loss				(335,914)	(335,914)
Balance June 30, 2025	9,785,056	$9,785	$34,134,992	$(32,139,728)	$2,005,049
Stock based compensation	-	-	309,893	-	309,893
Net Loss	-	-	-	(755,899)	(755,899)
Balance, September 30, 2025	9,785,056	9,785	34,444,885	(32,895,627)	1,559,043

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	9,785,056	$9,785	$39,926,360	$(39,630,102)	$306,043
Shares issued for cash	130,000	130	649,870		650,000
Conversion of note payable	19,223	19	8,560		8,579
Exercise of warrants	2,748,971	2,749	(2,749)
Stock based compensation			981,455		981,455
Net loss				(2,510,314)	(2,510,314)
Balance, March 31, 2026	12,683,250	12,683	41,563,496	(42,140,416)	(564,237)
Shares issued for cash	299,000	299	1,494,701		1,495,000
Restricted shares issued for services	69,574	70	(70)	-	-
Warrants issued in acquisition of intangibles	-	-	1,743,829	-	1,743,829
Stock based compensation	-	-	235,799	-	235,799
Net loss	-	-	-	(283,746)	(283,746)
Balance June 30, 2026	13,051,824	$13,052	$45,037,755	$(42,424,162)	$2,626,645
Shares issued for cash	90,000	90	449,910	-	450,000
Shares issued for services	20,000	20	129,980	-	130,000
Stock-based compensation	-	-	1,575,503	-	1,575,503
Net Loss	-	-	-	(2,744,184)	(2,744,184)
Balance, September 30, 2026	13,161,824	13,162	47,193,148	(45,168,346)	2,037,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(5,538,244)	$(2,757,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,226	8,354
Stock-based compensation expense	2,792,757	1,750,670
Shares issued for services	130,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	399,368	(800,992)
Accounts payable and accrued expenses	(331,731)	20,409
Accounts payable and accrued expenses – related party	250,000	-
Accrued Interest- related party	6,600	-
Net cash used in operating activities	(2,231,024)	(1,778,618)
Cash flows from investing activities:
Purchase of property and equipment	(19,097)	-
Acquisition of intangible asset		(25,000)
Payments for software development in progress	(1,167,548)	-
Net cash used in investing activities	(1,186,645)	(25,000)
Cash flows from financing activities:
Proceeds from shares issued	2,595,000	-
Proceeds from convertible note payable-related party	1,000,000	-
Net cash provided by financing activities	3,595,000	-
Net change in cash and cash equivalents	177,331	(1,803,618)
Cash and cash equivalents at beginning of period	95,748	2,319,242
Cash and cash equivalents at end of period	$273,079	$515,624

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,763	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in acquisition of intangibles	$1,743,829	$283,287
Conversion of note payable and accrued interest into common stock	$8,579	$-
Software development costs included in accounts payable and accrued expenses	$1,126,491	$-
Property and equipment included in accounts payable and accrued expenses	32,500	-
Intangible licensed right accrued in accounts payable - related party	$250,000	$-
Deemed dividend- warrants issued to shareholders for lockup agreements	$3,548,508	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Agassi Sports Entertainment Corp.,

formerly Global Acquisitions Corporation

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1. ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION

a. ORGANIZATION

Agassi Sports Entertainment Corp. (the “Company”) was incorporated in Nevada on March 6, 1984, under the name “Sporting Life, Inc.” The Company’s name was changed to “St. Andrews Golf Corporation” on December 27, 1988, to “Saint Andrews Golf Corporation” on August 12, 1994, and to “All-American SportPark, Inc.” (“AASP”) on December 14, 1998. Effective February 15, 2021, the name of the Company was changed to “Global Acquisitions Corporation.” On March 31, 2025, the Company legally changed its name from “Global Acquisitions Corporation”, to “Agassi Sports Entertainment Corp.” In September 2026, the Company formed two wholly-owned subsidiaries in Nevada, Let’s Play, LLC and WSOPB, LLC. Additionally, in In October 2026, subsequent to the period covered by these financial statements, the Company formed Agassi Sports Licensing LLC, a wholly-owned subsidiary, to hold merchandise licensing rights. The subsidiaries had no assets, liabilities or operations as of September 30, 2026 (see Note 10).

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

b. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

c. CASH DEPOSITS

The Company had no time deposits as of September 30, 2026. Time deposits of $400,000 as of December 31, 2025 had original maturities of greater than three months and were classified within “Prepaid expenses and other current assets” on the balance sheet. Time deposits are recorded at cost, which approximates fair value due to their short-term maturities.

The Company monitors the creditworthiness of the financial institutions with which time deposits are placed and does not believe it is exposed to significant credit risk. The Company has not experienced any losses related to these instruments during the periods presented.

d. PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment consist of computer equipment and buildings. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the assets, which are five years for computer and equipment. Buildings will be depreciated over their estimated useful lives, as determined by management, once placed in service. Depreciation commences when an asset is placed in service. As of September 30, 2026, depreciation expense had been recognized on the buildings of $32,500.

When assets are retired or otherwise disposed of, the cost, accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statements of operations in the period realized. Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred.

The following is a summary of property and equipment as of:

	September 30, 2026	December 31, 2025
Computer and equipment	$29,147	$10,050
Buildings	32,500	-
Total	61,647	10,050
Accumulated depreciation	(5,557)	(2,280)
Property and equipment, net	$56,090	$7,770

Depreciation expense was $1,398 and $507 for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $3,277 and $1,503 for the nine months ended September 30, 2026 and 2025, respectively.

e. INTANGIBLE ASSETS

Intangible assets are amortized over the respective estimated lives on a straight-line basis, unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. Impairment charges, if any, are recorded in the period in which the impairment is detected. As of September 30, 2026, intangible assets consist of the trademark acquired from Patrick J. Rolfes and Ted Angelo (the “Sellers”), the owners of the trademark for “World Series of Pickleball” (the “Trademark”). Pursuant to the Trademark Acquisition Agreement, we acquired all rights to, and ownership of, the Trademark, in consideration for $25,000 in cash and warrants to purchase 50,000 shares of the Company’s common stock with a fair value of $283,287 (see Notes 5 and 7). In June 2026, the Company also capitalized a licensed right of $1,743,829, representing the fair value of warrants granted to Darren Cahill as consideration under a name and likeness license agreement (see Note 5). In June 2026, the Company also recorded a licensed right - related party of $250,000, representing consideration accrued under a name and likeness license agreement with a related party (see Notes 5 and 8). The Trademark and the licensed rights are each amortized over an estimated useful life of 15 years.

The following is a summary of intangible assets, net as of:

	September 30, 2026	December 31, 2025
Trademark	$308,287	$308,287
Licensed rights	1,743,829	-
Licensed right - related party	250,000	-
Total	2,302,116	308,287
Accumulated Amortization	(68,938)	(11,989)
Intangible asset, net	$2,233,178	$296,298

Amortization expense was $38,369 and $5,138 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $56,949 and $6,851 for the nine months ended September 30, 2026 and 2025, respectively. The carrying value of the related asset remaining for amortization as of September 30, 2026, was $2,233,178 (see Note 5).

f. SOFTWARE DEVELOPMENT IN PROGRESS

The Company capitalizes costs incurred to develop software for internal use in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-40, Intangibles—Goodwill and Other—Internal-Use Software. Costs incurred during the application development stage are capitalized, while costs incurred during the preliminary project stage and the post-implementation stage, including training and maintenance costs, are expensed as incurred. Capitalized software development costs will be amortized on a straight-line basis over the estimated useful life of the software, beginning when the software is substantially complete and ready for its intended use.

The application development stage of the Company’s digital platform began on November 1, 2025, following the execution of SoW 1 and the Commitment Agreement with the IBM Parties on October 31, 2025 (see Note 9), and the related costs were capitalized during the three months ended June 30, 2026. As of September 30, 2026, the software remained in development and had not been placed in service, and accordingly no amortization was recorded. Software development in progress was $2,294,039 as of September 30, 2026 ($0 as of December 31, 2025), of which $1,126,491 was included in accounts payable and accrued expenses as of September 30, 2026. Technology-related costs that do not qualify for capitalization are expensed as incurred and included in research and development expenses. Software development in progress includes $200,000 of costs incurred under SoW 1 (see Note 9) in November and December 2025, that were expensed in the year ended December 31, 2025 and capitalized during the three months ended June 30, 2026 as an out-of-period correction, which reduced operating expenses for the nine months ended September 30, 2026. Management concluded that the correction is not material to the financial statements for the year ended December 31, 2025 or the nine months ended September 30, 2026.

g. IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not record any impairment losses on its long-lived assets during the three and nine months ended September 30, 2026.

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

For the three and nine months ended September 30, 2026 and 2025, the Company recorded no provision for or benefit from income taxes. Under the estimated annual effective tax rate method of ASC 740-270, the Company’s effective rate is 0%, as compared to the U.S. federal statutory rate of 21%, because the Company maintains a full valuation allowance against its net deferred tax assets, including net operating loss carryforwards, in light of its history of recurring losses. Utilization of those carryforwards may be subject to annual limitation under Section 382 of the Internal Revenue Code as a result of ownership changes, including in connection with the February 2026 exercise of warrants and the Company’s 2026 private placements. The Company has not completed a formal Section 382 analysis; any such limitation would not currently impact the condensed financial statements because the related deferred tax assets are fully reserved.

i. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC 820 “Fair Value Measurement” related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At September 30, 2026, and December 31, 2025, the carrying amount of accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

j. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude any dilutive effects of options, warrants, and convertible securities. Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The following potentially dilutive securities were excluded from the computation of diluted loss per share because their effect would have been antidilutive: 3,527,376 warrants, 500,000 restricted stock units, and 10,000 restricted stock awards, totaling 4,037,376, as of September 30, 2026. Shares issuable upon conversion of the $1,000,000 Investments AKA Convertible Note (see Note 6) were also excluded, because conversion was contingent on the Company’s next equity financing of at least $3,000,000 and the number of shares was not determinable as of September 30, 2026. As of September 30, 2025, 3,925,000 warrants were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

Loss per share is computed by dividing net loss attributable to common stockholders, which reflects the net loss adjusted for the deemed dividend on warrants issued to stockholders in consideration for lock-up agreements (see Note 7), by the weighted average number of common shares outstanding during the period. The weighted-average number of common shares used in the calculation of basic loss per share was 13,083,944 and 9,785,056 for the three months ended September 30, 2026, and 2025, respectively. The weighted-average number of common shares used in the calculation of basic loss per share was 12,474,195 and 9,785,056 for the nine months ended September 30, 2026, and 2025, respectively.

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

l. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees and non-employees in accordance with FASB ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the grantee is required to provide service in exchange for the award, usually the vesting period. Following its adoption of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, the Company measures awards granted to non-employees in exchange for goods or services at the grant-date fair value of the equity instruments the Company is obligated to issue, and equity-classified non-employee awards are not remeasured after the grant date. For non-employee awards containing a performance condition, compensation cost is recognized when achievement of the performance condition is probable; for awards subject only to service conditions, compensation cost is recognized over the requisite service (vesting) period. The Company has elected, as permitted by ASC 718-10-35-3, to account for forfeitures as they occur; previously recognized compensation cost for an unvested award is reversed in the period the award is forfeited, including upon termination of a grantee’s service.

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

m. WARRANTS

The Company accounts for warrants issued to non-employees, investors and other counterparties as equity-classified instruments when the warrants are indexed to the Company’s own stock and satisfy the conditions for equity classification in ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company has evaluated the terms of its outstanding warrants and concluded that they meet the requirements for equity classification: cashless (net share) exercise provisions, where present, are settled solely in shares of common stock; beneficial ownership limitations of 4.999% (which a holder may increase to 9.999% upon at least 61 days’ prior written notice to the Company) limit the timing of certain exercises but do not create an obligation for the Company to settle in cash; and the registration rights granted to certain holders do not require net cash settlement, as the Company is permitted to deliver unregistered shares upon exercise. Accordingly, the warrants are recorded within stockholders’ equity at issuance and are not subsequently remeasured.

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

o. REGISTRATION PAYMENT ARRANGEMENTS

The Company accounts for registration payment arrangements in accordance with ASC 825-20, “Financial Instruments—Registration Payment Arrangements”. A contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement is recognized as a liability when the transfer of consideration is probable and the amount can be reasonably estimated. No liability under registration payment arrangements was recognized at September 30, 2026, or December 31, 2025.

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

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments, including settlements made under terms that have been changed to induce conversion, should be accounted for as an induced conversion. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual periods. The Company adopted ASU 2024-04 on January 1, 2026, on a prospective basis. The Company will apply the guidance in accounting for the October 2026 amendment and conversion of the Investments AKA Convertible Note (see Note 10).

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which removes all references to software development project stages and requires capitalization of software costs to begin when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect of ASU 2025-06 on its accounting for capitalized software development costs.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Significant segment expenses:
Payroll and related expenses	$267,573	$176,530	$851,128	$459,121
Legal and professional fees	476,677	249,601	1,019,338	476,221
Marketing, promotion and investor relations	117,701	4,154	337,674	15,274
Stock-based compensation	1,705,502	309,893	2,922,756	1,750,670
Research and development	78,543	-	169,564	-
Depreciation and amortization	39,767	5,645	60,226	8,354
Other segment items (a)	126,821	10,076	252,346	47,419
Total operating expenses	2,812,584	755,899	5,613,032	2,757,059
Other income (expense), net	68,400	-	74,788	-
Net loss	$(2,744,184)	$(755,899)	$(5,538,244)	$(2,757,059)

(a)	Other segment items include travel, license fees, subscriptions, office, telephone, computer, bank charges and other administrative costs.

The measure of segment profit or loss reviewed by our CODM is net loss. The significant segment expenses regularly provided to the CODM are presented in the table above. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, for the nine months ended September 30, 2026, and 2025, the Company had a net loss of $5,538,244 and $2,757,059, respectively, and used cash in operating activities of $2,231,024 during the nine months ended September 30, 2026. As of September 30, 2026, the Company had cash of $273,079 and an accumulated deficit of $45,168,346, and its current liabilities exceeded its current assets by $2,545,343. In addition, as of September 30, 2026, the Company had approximately $834,000 of unpaid invoices, including approved change orders and late-payment interest, due under an October 31, 2025, Partnership Agreement for Consulting Services (the “Services Agreement”) and first statement of work, entered into simultaneously with the Services Agreement (“SoW 1”) with International Business Machines Corporation and its affiliates (the “IBM Parties”). The Company also has other near-term obligations, including a $250,000 license fee due to AKA Licenses, a related party, by December 18, 2026, an unpaid $250,000 sign-on bonus due to the Company’s Chief Executive Officer, minimum commitments under an Embedded Solution Agreement with the IBM Parties of $3,800,000, of which $3,300,000 will become non-refundable unless terminated by December 31, 2026, and guaranteed payments under the Grateful Dead License Agreement (see Note 10). These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s management believes that cash generated from its operations and raised through sales of equity will not be sufficient to fund the Company’s operating cash needs, including its remaining scheduled payments to the IBM Parties, over at least the next 12 months, and that the Company will require additional funding. The Company plans to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. During the three months ended September 30, 2026, the Company received $450,000 from the sale of 90,000 shares of common stock and warrants to purchase 65,000 shares of common stock and $1,000,000 from the issuance of the Investments AKA Convertible Note on July 28, 2026 (see Note 6). In October 2026, the Investments AKA Convertible Note was converted into common stock and warrants, and Investments AKA subscribed for 300,000 units for $1,500,000 (see Note 10). However, the Company’s plans to raise additional capital through sales of debt or equity securities are not solely within its control and cannot be considered probable of being effectively implemented within one year after the date that these unaudited condensed financial statements are issued. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain additional capital, it may be required to curtail or cease operations.

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

Cahill Name and Likeness License Agreement

On June 4, 2026, the Company entered into a Name and Likeness License Agreement (the “Grateful Dead License Agreement”) with Darren Cahill (“Cahill”), a former professional tennis player and coach, pursuant to which Cahill granted the Company a worldwide license to use his name, likeness and right of publicity in connection with the Company’s business, including its planned digital coaching platform. The Grateful Dead License Agreement has an initial term of fifteen (15) years and automatically renews for successive five (5) year periods unless either party elects not to renew.

As consideration for the license, the Company granted Cahill warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $5.00 per share (the “Cahill Warrants”). The Cahill Warrants have a five-year term, are exercisable on a cashless basis, and are exercisable as to one-half of the underlying shares immediately and as to the remaining one-half beginning on the first anniversary of the grant date. The Company determined the fair value of the Cahill Warrants to be $1,743,829, which was capitalized as a licensed right intangible asset and is being amortized on a straight-line basis over the fifteen-year initial term of the Grateful Dead License Agreement.

The Trademark and the licensed right are each amortized over an estimated useful life of 15 years on a straight-line basis. The estimated future amortization expense related to the Company’s intangible assets as of September 30, 2026, is as follows:

Remainder of 2026	$38,369
2027	153,474
2028	153,474
2029	153,474
2030	153,474
Thereafter	1,580,913
Total	$2,233,178

NOTE 6. CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On July 28, 2026, the Company issued a $1,000,000 Convertible Promissory Note (the “Investments AKA Convertible Note”) for cash to Investments AKA, LLC, an entity controlled by Andre K. Agassi, the Company’s largest beneficial stockholder (“Investments AKA”)(see Note 8). The note bears interest at 3.96% per annum (10% following an event of default), compounded semi-annually, may be prepaid at any time without penalty, and, together with accrued interest, is due on July 27, 2027. The note automatically converts into the securities sold in the Company’s next equity financing of at least $3,000,000, at the price paid by the investors in that financing.

The note does not contain features requiring bifurcation and is accounted for as a single liability at amortized cost (see Note 2). The Company recognized interest expense of $6,600 on the note for the three and nine months ended September 30, 2026. As of September 30, 2026, principal of $1,000,000 and accrued interest of $6,600 were outstanding. On October 16, 2026, the note was converted and Investments AKA forgave all accrued interest (see Note 10). Because Investments AKA is a related party, the Company will record the forgiveness of accrued interest as a capital contribution to additional paid-in capital.

NOTE 7. CAPITAL STOCK AND SHARE-BASED COMPENSATION

PREFERRED STOCK

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026, and December 31, 2025. The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

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

During the nine months ended September 30, 2026, the Company issued 9,574 restricted shares of common stock to its investor relations firm, all of which shares were vested as of September 30, 2026 (see “RESTRICTED STOCK AWARDS” below). On July 28, 2026, the Company also issued 20,000 shares of restricted common stock to a second investor relations firm for strategic advisory and investor relations services, with a fair value of $130,000 ($6.50 per share), which was recognized as expense upon issuance during the three months ended September 30, 2026.

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

On April 28, 2026, the Company entered into a Subscription Agreement with Investments AKA, LLC, a limited liability company indirectly controlled by former professional tennis player Andre K. Agassi, 8-time Grand Slam winner, and the Company’s largest beneficial stockholder, pursuant to which Investments AKA purchased an aggregate of 50,000 shares of restricted common stock from the Company, for $5.00 per share, or a total of $250,000. The Subscription Agreement included customary representations and warranties of AKA and the Company and piggyback registration rights.

During the three months ended June 30, 2026, the Company issued an additional 249,000 shares of restricted common stock at $5.00 per share for gross proceeds of $1,245,000 pursuant to Subscription Agreements. Together with the Investments AKA subscription, total common stock issued during the period was 299,000 shares for gross proceeds of $1,495,000.

During the three months ended September 30, 2026, the Company sold an additional 25,000 shares of common stock at $5.00 per share and a total of 65,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $7.00 per share with a three-year term, for $5.00 per unit, for gross proceeds of $450,000 pursuant to Subscription Agreements, consisting of 25,000 shares sold on July 13, 2026, and 65,000 units sold in August and September 2026.

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

There were 13,146,824 shares of common stock issued and outstanding and 15,000 shares issuable as of September 30, 2026, and 9,785,056 shares of common stock issued and outstanding as of December 31, 2025.

RESTRICTED STOCK AWARDS

In May 2026, the Company issued 60,000 restricted shares of common stock to Business Funding Group at $5.50 per share, for an aggregate fair value of $330,000, pursuant to a consulting agreement. These shares vest monthly over a six-month period from May 9, 2026, through November 9, 2026. As of September 30, 2026, 50,000 of these shares were vested and 10,000 shares remained unvested, and the Company recorded stock-based compensation expense of $165,000 and $275,000 related to these shares in the statements of operations for the three and nine months ended September 30, 2026, respectively.

In April 2026, pursuant to a letter agreement with an investor relations firm, the Company issued 9,574 restricted shares of common stock to the investor relations firm at $4.70 per share, for an aggregate fair value of $45,000, all of which shares were vested as of June 30, 2026. The Company recorded stock-based compensation expense of $45,000 related to these shares in the statements of operations for the nine months ended September 30, 2026, and no expense related to these shares for the three months ended September 30, 2026.

In total, the Company recorded stock-based compensation expense of $165,000 and $320,000 related to restricted stock issuances in the statements of operations for the three and nine months ended September 30, 2026, respectively, and unrecognized stock compensation outstanding on these grants was $55,000 as of September 30, 2026. As of September 30, 2026, 69,574 restricted shares had been issued pursuant to these awards, of which 10,000 shares remained unvested.

WARRANTS

The following is a summary of warrants for the nine months ended September 30, 2026.

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2025	4,925,000	$1.77	$20,592,675
Granted	1,577,376	5.08	-
Exercised	(2,748,971)	0.40	-
Forfeited	(226,029)	0.40	-
Outstanding as of September 30, 2026	3,527,376	$4.41	$3,986,188

Exercisable as of December 31, 2025	4,925,000	$1.77	$20,592,675
Exercisable as of September 30, 2026	3,527,376	$4.41	$3,986,188

The weighted-average remaining term of the warrants outstanding was 3.36 years as of September 30, 2026.

During the three months ended September 30, 2026, the Company granted warrants to purchase an aggregate of 319,500 shares of common stock, consisting of (i) warrants to purchase 200,000 shares granted on July 23, 2026 to two consultants for services, with an exercise price of $5.00 per share, which vested immediately and had an aggregate grant-date fair value of $1,275,348 that was recognized as stock-based compensation expense (see Note 9); (ii) warrants to purchase 4,500 shares granted to an assignee of a registered broker dealer in July 2026 (see Note 9) and warrants to purchase 50,000 shares granted to the Company’s financial advisor on September 17, 2026 (which expire on July 27, 2031), each with an exercise price of $5.00 per share, which vested immediately and had an aggregate grant-date fair value of $302,541 that was charged to additional paid-in capital as a direct and incremental cost of the Company’s 2026 equity offerings in accordance with SEC Staff Accounting Bulletin Topic 5A; and (iii) warrants to purchase 65,000 shares of common stock issued as part of units sold for cash in August and September 2026, with an exercise price of $7.00 per share, a three-year term and no cashless exercise rights, which were accounted for as part of the related equity issuance with no separate fair value recorded.

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

The aggregate fair value of the warrants was $8,653,480 and $2,033,957, respectively, during the nine months ended September 30, 2026 and 2025, which was valued using the Black-Scholes pricing model using the range of inputs as indicated below:

	For the Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.64% - 4.98%	3.87% - 4.06%
Expected term (in years)	2 years - 5 years	3 years - 5 years
Expected volatility	186.91% - 269.54%	263.38% - 279.43%
Expected dividend yield	0.00%	0.00%

The Company capitalized $1,743,829 in intangible assets pertaining to these warrants on June 4, 2026, based on the vesting conditions noted above. The Company recognized $2,256,803 in stock-based compensation expense pertaining to warrants granted to consultants and service providers during the nine months ended September 30, 2026, based on the vesting conditions noted above. In addition, the aggregate grant-date fair value of $1,104,339 of the warrants granted to the Company’s outside securities counsel on May 29, 2026, to its financial advisor on April 27, 2026, and September 17, 2026, and to an assignee of a registered broker dealer in July 2026 was determined to be a direct and incremental cost of the Company’s 2026 equity offerings and was charged to additional paid-in capital in accordance with SEC Staff Accounting Bulletin Topic 5A. The warrants granted to stockholders in consideration for lock-up agreements were granted to the holders in their capacity as stockholders and, accordingly, were accounted for as an equity transaction rather than as compensation expense; the aggregate grant-date fair value of $3,548,508 was recorded as a deemed dividend, which increases the net loss attributable to common stockholders for purposes of computing loss per share (see Note 2).

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate total number of shares of common stock which may be issued pursuant to awards under the 2026 Plan is 1,500,000.

RESTRICTED STOCK UNITS

In May 2026, the Company granted 300,000 restricted stock units (“RSUs”) under the 2026 Plan to its Chief Executive Officer pursuant to the terms of his employment agreement. The RSUs vest in three equal annual installments on December 31, 2026, 2027 and 2028. On September 29, 2026, the Company granted 200,000 RSUs under the 2026 Plan to a consultant, with a grant-date fair value of $5.05 per unit, which vest in three equal annual installments on each of the first three anniversaries of the October 1, 2026 vesting commencement date. The Company recorded stock-based compensation expense related to RSUs of approximately $135,155 and $215,954 in the statements of operations for the three and nine months ended September 30, 2026, respectively. Total unrecognized compensation cost related to non-vested RSUs amounted to approximately $2,309,046 as of September 30, 2026, which is expected to be recognized over 2.56 years. As of September 30, 2026, 500,000 RSUs remained unvested.

The following is a summary of RSU activity for the nine months ended September 30, 2026:

	RSUs	Weighted Average Fair Value
Nonvested as of December 31, 2025	-	$-
Granted	500,000	5.05
Vested	-	-
Forfeited	-	-
Nonvested as of September 30, 2026	500,000	$5.05

NOTE 8 – RELATED PARTY TRANSACTIONS

In prior periods, AAGC advanced funds to pay certain expenses of the Company. The Company formerly owned a 51% interest in AAGC. No advances were received from AAGC during the nine months ended September 30, 2026 or 2025, and no amounts were due to or from AAGC as of September 30, 2026, or December 31, 2025.

On July 3, 2024, the Company granted warrants to purchase 2,975,000 shares of common stock at an exercise price of $0.397 per share, (i) to James Askew, an individual, who was subsequently appointed as a member of the Board of Directors of the Company (Warrants to purchase 2,269,583 shares of common stock), and (ii) to Investments AKA, LLC, a limited liability company indirectly controlled by Andre K. Agassi, a significant beneficial owner of the Company’s common stock (Warrants to purchase 705,417 shares of common stock). The Warrants vested immediately. The Warrants were exercisable as to one half of the shares of Common Stock immediately, and exercisable as to the remaining half of the shares of Common Stock one year following the grant date of the Warrant. The Warrants were granted to the Warrant Holders in consideration of services and support previously performed and provided, and expected to be performed or provided, by the Warrant Holders in furtherance of the Company’s business objectives. As discussed in greater detail in Note 7, above, the Warrants were exercised for common stock in cashless transactions in February 2026.

The Company also entered into a Consulting Agreement, dated July 3, 2024, with Askew with respect to his services and the issuance of his Warrants.

The Company’s corporate offices are located in a space shared with The Agassi Foundation, which is provided to the Company without charge.

License and Brand Partner Agreements

Effective June 18, 2026, the Company entered into a fifteen-year Name and Likeness License Agreement with AKA Licenses, LLC (“AKA Licenses”), an entity affiliated with Mr. Agassi, under which the Company is obligated to pay AKA Licenses a one-time fee of $250,000, payable upon the earlier of (a) the date the Company raises more than an aggregate of $3,000,000 in additional funding and (b) December 18, 2026 (see Note 9). The fee remained unpaid and is included in accounts payable and accrued expenses – related party as of September 30, 2026. Shawn Cable, the Company’s Chief Financial Officer, also serves as Chief Financial Officer of each of Investments AKA and AKA Licenses. See Note 6 for a description of the $1,000,000 Investments AKA Convertible Note funded on July 28, 2026, which, together with accrued interest of $6,600, was outstanding as of September 30, 2026.

On October 31, 2025, the Company granted Stefanie Graf, the spouse of Mr. Agassi, warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.50 per share (see Note 7), and the Company is party to a five-year Brand Partner Agreement, dated November 22, 2025, with Ms. Graf (see Note 9).

On March 6, 2025, the Company granted Shawn Cable, the Company’s Chief Financial Officer, warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.70 per share in consideration of his services as Chief Financial Officer (see Note 7).

The Company is also party to a fifteen-year Name and Likeness License Agreement, dated June 4, 2026, with Darren Cahill, in consideration of which the Company granted Mr. Cahill warrants to purchase 250,000 shares of common stock with a grant-date fair value of $1,743,829, which was capitalized as a licensed right (see Note 5). On March 6, 2025, the Company granted Mr. Cahill warrants to purchase up to 250,000 shares of common stock at an exercise price of $1.70 per share for consulting services (see Note 7).

Subscription Agreements

One of the March 2026 Investors was the Boreta Lifetime Trust, whose trustee is Ronald S. Boreta, the Company’s President, Chief Executive Officer and director. The Boreta Trust purchased 50,000 shares of restricted common stock for $5.00 per share or $250,000 in aggregate (see Note 7).

On April 28, 2026, the Company entered into a Subscription Agreement with Investments AKA, LLC (“Investments AKA”), a limited liability company indirectly controlled by Andre K. Agassi, the Company’s largest beneficial stockholder, pursuant to which Investments AKA purchased 50,000 shares of restricted common stock for $5.00 per share, or $250,000 in aggregate (see Note 7).

Employment Agreement

On March 25, 2026, effective March 1, 2026, the Company entered into an Executive Employment Agreement with its Chief Executive Officer and director, Ronald S. Boreta. Under the agreement, Mr. Boreta is entitled to an annual base salary of $270,000, subject to automatic annual increases of 10%, and may receive discretionary cash and equity-based bonuses. The agreement also provides for a $250,000 sign-on bonus and the grant of 300,000 restricted stock units, subject to approval by the Board of Directors and the Company’s equity compensation plan. On May 6, 2026, the Board of Directors approved and granted the 300,000 restricted stock units (see Note 7).

During the nine months ended September 30, 2026, the Company recognized compensation expense of $407,500 under the agreement, consisting of the $250,000 sign-on bonus and $157,500 of salary expense, representing seven months of base salary at $22,500 per month from the March 1, 2026 effective date through September 30, 2026. As of September 30, 2026, the unpaid $250,000 sign-on bonus is included in accounts payable and accrued expenses – related party in the accompanying balance sheet.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Other than as described below and elsewhere in these notes, the Company had no material commitments as of September 30, 2026.

IBM Parties

Under the Services Agreement and SoW 1 with the IBM Parties (as defined in Note 4) relating to the development of the Company’s digital platform and App, the Company agreed to make scheduled payments totaling $2,134,716 and has been invoiced a further $504,697 for approved change orders and $12,109 of late-payment interest, for total invoices of $2,651,521. Of this amount, $1,817,548 had been paid as of September 30, 2026, leaving approximately $834,000 unpaid. In October 2026, the Company paid $200,000, leaving approximately $634,000 unpaid as of the date of this report. The total estimated cost of the digital platform is approximately $2,700,000. Under a February 2, 2026 Embedded Solution Agreement with International Business Machines Corporation, the Company has minimum cloud services purchase commitments of $500,000 for February 1, 2026 through January 31, 2027 (non-refundable) and $3,300,000 for February 1, 2027 through January 31, 2031, which becomes non-refundable unless terminated by the Company on or before December 31, 2026. $55,291 of cloud services was incurred and $33,553 paid through September 30, 2026. Under the Commitment Agreement, the Company may also be required to pay IBM a performance bonus of 2% to 2.5% of net revenues from its arrangements with IBM, less IBM costs; no amount has been accrued as the Company has not generated revenue.

Executive Employment Agreement

Under the Executive Employment Agreement with the Company’s Chief Executive Officer, effective March 1, 2026, the Company is obligated to pay an annual base salary of $270,000, subject to automatic annual increases of 10%, and a one-time sign-on bonus of $250,000, which remained unpaid and included in accounts payable and accrued expenses – related party at September 30, 2026. The Company also granted the Chief Executive Officer 300,000 restricted stock units (see Note 7).

License and Brand Agreements

The Company is party to a fifteen-year Name and Likeness License Agreement with Darren Cahill (see Note 5) and, effective June 18, 2026, a fifteen-year Name and Likeness License Agreement with AKA Licenses, LLC, a related party, under which the Company is obligated to pay a one-time fee of $250,000 on the earlier of the date the Company raises more than an aggregate of $3,000,000 in additional funding and December 18, 2026, which has not been paid to date. The Company is also party to a five-year Brand Partner Agreement with Stefanie Graf (see Note 7) and a Collaboration and Licensing Agreement with JOOLA.

Other Commitments

Under the USTA Agreement (see below), the Company agreed to provide a fixed number of complimentary subscriptions to its mobile app (“App”), discounted yearly subscriptions to USTA members and coaches, and a fixed percentage of certain net revenues generated through the App during the agreement’s three-year term. The Company has agreed to make payments of $25,000 and $50,000 per year under its agreements with Delphi AI, Inc. (“Delphi”), and pays $6,000 per month under an investor relations letter agreement. In addition, under an Advisor Agreement with Delphi dated May 4, 2026, in consideration for advisory services provided by the Company, the Company received (i) a six-month option, but not an obligation, to invest in Delphi through either a Simple Agreement for Future Equity (SAFE) with a $100,000,000 valuation cap or an investment of up to $250,000, and (ii) the right to receive options to purchase up to 0.55% of Delphi’s common stock on a fully diluted basis, subject to the completion of specified deliverables, vesting criteria and forfeiture provisions. As of September 30, 2026, the Company had not exercised the investment option and no options to purchase Delphi common stock had been granted to the Company. Accordingly, no amounts have been recognized in the condensed financial statements in connection with these rights. In connection with the Trademark Purchase Agreement (see Note 5), the Company agreed to furnish the sellers an aggregate of six VIP tickets to all World Series of Pickleball events during each seller’s lifetime.

On July 23, 2026, the Company granted two consultants warrants to purchase an aggregate of 200,000 shares of common stock (100,000 shares each) at $5.00 per share, with cashless exercise rights, in consideration for services rendered. One warrant is exercisable in full and expires on July 23, 2029; the other expires on July 23, 2031 and is exercisable for up to one-half of the underlying shares prior to July 23, 2027, and in full thereafter.

On July 28, 2026, the Company issued an investor relations firm 20,000 shares of restricted common stock for strategic advisory and investor relations services to be rendered over three months.

On July 24, 2026, the Company issued warrants to purchase 4,500 shares of common stock at an exercise price of $5.00 per share to Nathan Low, the principal of INTE Securities LLC, a FINRA-registered broker-dealer, in connection with $150,000 invested by investors introduced to the Company by INTE. The grant-date fair value of the warrants of $29,132 was accounted for as a direct and incremental cost of the related offering and charged to additional paid-in capital in accordance with SEC Staff Accounting Bulletin Topic 5A during the three months ended September 30, 2026. The Company also incurred a $10,500 cash fee to INTE (7% of the $150,000 invested), which was expensed in general and administrative expenses and was unpaid at September 30, 2026.

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

In consideration for agreeing to enter into the USTA Agreement and agreeing to the terms thereof, the Company agreed to make Darren Cahill available to speak at USTA’s Coaches Open event in August 2026, and for Andre Agassi to speak at another USTA Coaching event prior to August 31, 2027; agreed to provide USTA a fixed number of complementary subscriptions to the App, and to provide an agreed upon discount on yearly subscriptions to the App from USTA members and USTA coaches during the term of the agreement; and to share a fixed percentage of net revenues that the Company generates through the App from USTA members and USTA coaches, net of platform and application fees, and adjusted for chargebacks and refunds.

The USTA Agreement has a term of three years, and can be terminated prior to that by either party for cause, provided the non-breaching party provides the other 60 days after written notice of any such event relating to a for cause termination and the non-breaching party does not cure such breach within such 60 day period, and can also be terminated immediately by USTA in the event of (i) the Company’s unauthorized use of the USTA Content, (ii) the occurrence of a material security incident caused by the Company’s failure to comply with its obligations under the agreement; (iii) the Company’s breach of the agreement’s prohibitions on reverse engineering and secondary use of the USTA Content, or (iv) the Company’s breach of its agreement to use commercially reasonable efforts to make the App available to users. Additionally, either party may terminate the agreement upon the other party’s insolvency or entry into bankruptcy.

Registration Payment Arrangements

Under the Registration Rights Agreement entered into in July 2026, the Company may be required to issue additional shares of common stock equal to five percent (5%) of the shares sold to the applicable investors, as liquidated damages and not as a penalty, if specified registration deadlines are not met (see Note 2), as follows:

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

If the Company fails to file the registration statement by the required dates as disclosed above, then the Company is required to promptly issue to each investor, as liquidated damages and not as a penalty, additional shares of common stock equal to five percent (5%) of the shares then held by such Investor subject to such failure to file. If such failure to file continues for a period of thirty (30) days following the initial occurrence thereof, the Company is required to promptly issue to each such investor additional shares of common stock equal to an additional five percent (5%) of the shares then held by such investor which remain subject to such failure for each additional thirty (30) day period during which such event continues; provided, however, that the aggregate number of additional shares of common stock required to be issued to any investor will not exceed fifteen percent (15%) of the shares originally subject to such failure with respect to such investor. The Registration Rights Agreement includes customary representations, indemnification obligations of each party, and other provisions

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events through November XX, 2026, the filing date of this Form 10-Q, and determined that there have been no subsequent events that occurred that would require adjustments to our disclosures in these unaudited condensed interim financial statements, except as discussed below:

As discussed in greater detail in Note 6, on July 28, 2026, the Company entered into the Investments AKA Convertible Note. On October 16, 2026, the Company entered into a First Amendment to Convertible Promissory Note (the “First Amendment”) dated October 15, 2026, with Investments AKA, which amended the AKA Convertible Note to provide for the conversion, effective immediately upon the parties entry into the First Amendment, of the $1,000,000 principal balance of the Convertible Note into 200,000 shares of the Company’s common stock (the “Note Shares”), and warrants to purchase 200,000 shares of common stock of the Company (the “Note Warrants”), based on a unit (one share of common stock and one warrant) price of $5.00 per share, the same unit price paid by recent investors in the Company’s private placement (as discussed in greater detail below). Because Investments AKA is a related party, the Company expects to account for the conversion as a capital transaction, with any difference between the fair value of the Note Shares and Note Warrants and the $1,000,000 carrying amount of the note recorded in additional paid-in capital and no gain or loss is recognized.

The First Amendment included customary representations of the parties, confirmed that the Convertible Note was satisfied in full upon conversion thereof, and clarified that it was the intention of the parties that interest would accrue under the Convertible Note semi-annually, that no interest had accrued as of the conversion date of the AKA Convertible Note, and that to the extent that any interest had accrued, that such interest was forgiven by Investments AKA.

The Note Warrants have a term of three years (through October 15, 2029), cash only exercise rights, an exercise price of $7.00 per share, and customary adjustment provisions for stock splits, recapitalizations and similar transactions affecting the Company.

On October 16, 2026, the Company entered into a Subscription Agreement with Investments AKA, pursuant to which Investments AKA subscribed, in a private transaction, to purchase 300,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock of the Company, for $5.00 per unit, or $1,500,000 in aggregate. The Subscription Agreement warrants have identical terms as the Note Warrants, discussed above.

The Subscription Agreement included customary representations and warranties of Investments AKA and the Company. The Subscription Agreement also provided Investments AKA piggy-back registration rights for the Note Shares, Subscription Agreement shares and the shares of Company common stock issuable upon exercise of the Note Warrants and Subscription Agreement warrants, for a period of two years from the date of the Subscription Agreement, which applies to any secondary offering registration statement filed by the Company, subject to customary exceptions and carveouts, and subject to customary pre-requisites of Investments AKA.

On October 12, 2026, the Company issued an investor relations firm 50,000 shares of restricted common stock in consideration for strategic advisory and investor relations consulting services to be rendered to the Company over a term of six months.

On October 30, 2026, Agassi Sports Licensing LLC, a newly formed wholly-owned subsidiary of the Company, entered into a Merchandise License Agreement (the “Grateful Dead License Agreement”), with Rhino Entertainment LLC (“Rhino”). Rhino is the master licensee of Grateful Dead Productions, which in turn is the owner of Grateful Dead’s records and performances and numerous Grateful Dead trademarks.

Pursuant to the Grateful Dead License Agreement, Rhino granted Agassi Sports Licensing LLC a worldwide, non-exclusive, non-transferable, non-assignable right to use certain Grateful Dead Brand trademarks, indicia and artwork as described in the Grateful Dead License Agreement (collectively, the “Licensed Property”), solely in connection with the manufacture, distribution and sale of certain (a) pickleball and padel equipment and accessories, (b) pickleball and padel apparel, and (c) water bottles and tumblers (collectively, the “Licensed Products”).

Approved channels of distribution under the agreement include direct to consumer sales (including through the Company’s ecommerce website and at pickleball/racquet sporting events and wholesale sales through department stores, online retails, sporting good stores, and others.

In consideration for providing us rights under the Grateful Dead License Agreement, we agreed to pay Rhino a royalty on the net sales of Licensed Products (“Royalties”).

We also agreed to pay Rhino certain “Guaranteed Payments” relating to the Royalties each contract year and to advance a portion of the Guaranteed Payments, including certain amounts required to be paid upon entry into the agreement. Advance payments are recoupable from Royalties due and are nonrefundable. In the event the actual Royalties are less than the Guaranteed Payments, we are required to pay Rhino the difference between such Guaranteed Payments and such actual Royalties at the end of the applicable contract year.

The Grateful Dead License Agreement has an initial term through June 30, 2030, subject to the right to extend the agreement under certain circumstances.

We also agreed to make certain advertising expenditures during each contract year of the Term and the Grateful Dead License Agreement includes certain minimum net sales requirements for each year of the term.

The initial marketing date for Licensed Products to be marketed under the agreement is no later than May 1, 2027 and the initial shipment date for Licensed Products to be sold by the Company is no later than July 1, 2027.

On October 30, 2026, we entered into a Manufacturer Agreement for Use of Licensed Property dated October 26, 2026 (the “Manufacturer Agreement”), with a manufacturer (the “Manufacturer”). Pursuant to the Manufacturer Agreement, the Manufacturer agreed to manufacture and distribute the Licensed Products for us. The Manufacturer Agreement has a term from October 26, 2026, through June 30, 2030, unless earlier terminated as provided therein, and also terminates automatically upon the termination of the Grateful Dead License Agreement.

The Manufacturer Agreement includes customary representations and warranties of the parties, including as to the Manufacturer’s manufacturing and employment practices; requirements for us to indemnify the Manufacturer for losses relating to any alleged misuse or infringement of intellectual property rights; mutual indemnification obligations of the parties; inspection rights for the Company; and mutual confidentiality obligations.

We have the right to terminate the Manufacturer Agreement if (i) the Manufacturer breaches the agreement and the Manufacturer fails to cure the purported breach within 30 days after notice thereof; and (ii) promptly upon giving or receiving notice of termination of the Grateful Dead License Agreement.

We agreed to reimburse the Manufacturer for all costs and expenses incurred by the Manufacturer upon termination of the Manufacturer Agreement, including payment for finished goods, work in process, non-cancelable commitments, equipment used to manufacture products under the agreement, packaging, raw materials, and costs of destruction of inventory if requested, provided, no reimbursement shall be required if the Manufacturer or its subcontractor engaged in the unauthorized use of the Licensed Property.

On November 5, 2026, the Company entered into separate Media Value Letter Agreements (the “Media Value Agreements”) with each of Sinclair Television Group, Inc. (“Sinclair”) and The Tennis Channel, LLC (the “Tennis Channel”, and together with Sinclair, the “Media Value Providers”). Pursuant to the Media Value Agreements, during the two year term of the Media Value Agreements, each of the Media Value Providers and the Company, agreed to work together and determine the appropriate procurement of inventory based on advertising availabilities (each an “Ad Buy”) on Sinclair/Tennis Channel owned and/or operated properties which may include without limitation, its linear television, digital, or social media properties with a net media value of $1.5 million ($300,000 as to Sinclair and $1.2 million as to Tennis Channel), based on the Media Value Provider’s then-current rate card (“Media Value”).

In consideration for Sinclair and Tennis Channel providing an aggregate of $1.5 million of Media Value to the Company, we agreed to issue the Media Value Providers an aggregate of 300,000 shares of restricted common stock (60,000 shares to Sinclair and 240,000 shares to the Tennis Channel) (the “Media Value Shares”), with an agreed upon value of $5.00 per share, pursuant to separate Media Value Share Issuance Agreements entered into between each of the Media Value Providers and the Company on November 5, 2026 (the “Equity Agreement”).

The Equity Agreements confirmed the $5.00 per share value of the Media Value Shares; provide that the Media Value Shares shall not be subject to forfeiture, cancellation, repurchase, redemption, set-off or clawback by the Company for any reason; include customary representations and warranties of the Company and the Media Value Providers; and provide for mutual indemnification rights for breaches of the Equity Agreements by either party.

The Media Value Shares are subject to lock-up restrictions prohibiting each Media Value Provider from transferring any Media Value Shares during the six months following the date of the Equity Agreements. Thereafter, half of the Media Value Shares issued to each Media Value Provider, subject to equitable adjustment for stock dividends, stock splits and similar transactions, remain subject to the lock-up until the first anniversary of the date of the agreements, while the remaining Media Value Shares are released from the lock-up. These restrictions also apply to certain securities issued in respect of the Media Value Shares and prohibit pledges, short sales, hedging and other transactions that transfer the economic consequences of ownership.

The lock-up permits customary transfers without consideration to affiliates and direct equity holders, subject to prior notice, the transferee’s written agreement to the applicable restrictions and compliance with applicable securities laws. Exceptions also apply to transfers in board-approved tender offers, exchange offers, mergers or change of control transactions, registered offerings in which the Media Value Provider includes its securities pursuant to the applicable Equity Agreement, and transfers required by law or court order. The lock-up terminates automatically if the Company materially breaches the applicable agreement and fails to cure the breach within 30 days after receiving written notice from the Media Value Provider.

The Equity Agreements grant the Media Value Providers piggyback registration rights to include the resale of the Media Value Shares in certain registration statements filed by the Company for its own account or for other securityholders, subject to timely election, customary information requirements, specified exceptions and limitations, and customary underwriter, placement agent and Securities and Exchange Commission cutbacks. These piggyback rights expire on the earlier of five years after the date of the Equity Agreements and the date all Media Value Shares may be sold without restriction or limitation, and without a restrictive legend, under Rule 144. In addition, if, at any time after six months following the date of the Equity Agreements, the Media Value Shares cannot be sold without restriction or limitation under Rule 144, the Media Value Provider may request that the Company register their resale. Upon such request, the Company must file a resale registration statement within 45 days, or 30 days if the Company is eligible to use Form S-3 or another short-form registration statement, use commercially reasonable efforts to obtain effectiveness thereof within 90 days after the request, and maintain effectiveness thereof until all covered securities have been sold or may be sold without restriction or limitation under Rule 144. The Company will bear the registration expenses of such filing, subject to specified exclusions, and the parties have agreed to customary mutual indemnification provisions.

If the Company fails to include Media Value Shares required to be included in a registration statement or fails to meet the applicable filing or effectiveness deadlines, subject to the Equity Agreement’s exceptions and limitations, a Media Value Provider may, upon written notice, suspend its obligations under the Media Value Agreement, including providing Media Value and procuring, placing or fulfilling Ad Buys, without breaching either agreement. The suspension may continue until the affected shares are covered by an effective resale registration statement or the Company, at its expense, obtains an appropriate Rule 144 resale opinion. The Media Value Provider must immediately resume performance upon satisfaction of either condition, and any suspension will not extend the term of the Media Value Agreement.

We also agreed that, without the approval of the Media Value Providers, we would not grant any registration rights that conflict with, or rank senior to, the registration rights of the Media Value Providers, until such time as the Media Value Shares have been registered under the Securities Act, unless we provide the same rights to the Media Value Providers.

Effective on November 6, 2026, the Board of Directors appointed director James Askew as the Non-Executive Vice Chairman of the Board of Directors, to serve until his successor is appointed or his earlier resignation, removal by the Board of Directors or cessation of service as a director. In this non-executive Board role, he shall assist the Board of Directors, its Chairman, if any, and management with strategic planning; evaluating, structuring and negotiating transactions; reviewing and advising on agreement terms; attending counterparty meetings and negotiations; coordinating with the Company’s advisers; facilitating Board of Directors and management communications and follow-up; and reporting material developments and recommendations to the Board. He shall also perform other related duties assigned by the Board. The appointment does not make him an officer, employee or independent director, confer authority to bind the Company or direct employees, or authorize responsibilities reserved to independent directors.

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse edgar?action=getcompany&CIK=0000930245). Copies of documents filed by us with the SEC are also available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors Relations” page of our website at https://www.agassisports.com and are available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.
●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2026, and 2025.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

We currently plan to undertake the following, funding permitting:

Digital Platform

The Company has entered into several agreements with IBM Norge AS (“IBM”) and International Business Machines Corporation (“International Business”, and together with IBM, collectively, the “IBM Parties”), pursuant to which such entities have agreed to help us create an artificial intelligence (AI)-powered comprehensive digital platform designed to serve as the premier online community and wellness hub for enthusiasts of racket sports, including tennis, padel, and pickleball (the “Platform”). The Platform is contemplated as a digital ecosystem including both a functioning website with e-commerce (at agassisports.com), which is currently operational, and a mobile application (the “App”), which is in development and beta testing and expected to be available for both iOS and android, powered by proprietary artificial intelligence (AI) models. The second beta launch is scheduled for the week of November 16, 2026. The App launch is now scheduled for January 2027.

Website

The website is a landing page that showcases everything that the Company endeavors to achieve and the mission behind the Company. It will act as an information layer for fans, investors and others who would like to know more about what the Company does. It also includes an e-commerce store, launched in July 2026, where customers can purchase curated products which form a part of our brand partnership strategy. Currently available products include Agassi and Graf branded pickleball paddles and backpacks, clothing and pickleball accessories. We act as a reseller of products and do not own any product lines or hold any inventory. One sale has been recorded on the website in October 2026.

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

Platform

The Platform is currently also expected to allow users to chat with an AI agent that has been trained using thousands of hours of proprietary content by both Darren Cahill (former professional tennis player and elite tennis coach who guided Andre Agassi, Lleyton Hewitt, Simona Halep, and Jannik Sinner to Grand Slam titles and world #1 rankings) and Andre Agassi (former professional tennis player, 8x Grand Slam Champion, and Olympic Gold Medalist). The AI agent is being programmed to think, answer and sound like Darren Cahill, Andre Agassi’s former coach and Andre himself.

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

The Platform, which is currently in beta testing, is currently planned to launch in the beginning of the first quarter of 2027, with a staggered roll-out of e-commerce (tennis rackets, paddles, sports nutrition, etc.), which e-commerce site launched in July 2026, a personalized racket/paddle recommender and an AI coaching model.

The App launch is anticipated to occur in January 2027, and is planned to include the same coaching AI feature, as well as swing analysis feedback, motivational challenges, progress tracking, and social sharing. While it is expected to initially focus on tennis, the Company’s current goal is to expand all features of the app to pickleball and padel, in the future, with the goal of helping position the platform as a single hub for racket sports.

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

Grateful Dead Licencing and Manufacturing

In addition to the above, we plan to develop, market and sell a line of Grateful Dead-branded products pursuant to our Grateful Dead License Agreement with Rhino, the master licensee of Grateful Dead Productions. The Grateful Dead License Agreement, discussed in greater detail below, grants us worldwide rights to use specified Grateful Dead trademarks, indicia and artwork in connection with certain pickleball and padel equipment and accessories, pickleball and padel apparel, and water bottles and tumblers. We intend to market the Licensed Products to pickleball and padel participants and consumers interested in the Grateful Dead brand. Although the license is non-exclusive, Rhino has agreed not to use, directly or through third parties, the Licensed Property in the pickleball and padel equipment and accessories category during the term, subject to certain pre-approved exceptions.

We intend to use a third-party manufacturing and distribution model under our Manufacturer Agreement (discussed in greater detail below), which has agreed to manufacture and distribute the Licensed Products for us. We plan to coordinate product development, design submissions and production schedules with the Manufacturer, subject to Rhino’s approval of each Licensed Product design and applicable packaging, advertising and promotional materials. Under the Grateful Dead License Agreement, we are required to begin marketing Licensed Products no later than May 1, 2027, and begin shipments no later than July 1, 2027.

Our planned sales channels include direct-to-consumer sales through our ecommerce website and at pickleball and other racquet sporting events, together with wholesale sales through approved retailers, including department stores, online retailers and sporting goods stores. We also are required to make Licensed Products available for resale through designated channels controlled by Rhino. We intend to support product sales through advertising and promotional activities approved by Rhino, and the Grateful Dead License Agreement requires advertising expenditures of Net Sales, subject to its provisions for making up annual spending shortfalls. Our commercialization plans will take into account the agreement’s royalty on Net Sales, guaranteed payments and minimum sales requirements, each discussed in greater detail below.

Both agreements have terms ending June 30, 2030, unless earlier terminated, and the Manufacturer Agreement terminates automatically upon termination of the Grateful Dead License Agreement, subject to certain extension rights we have under the Licence Agreement.

Plans for Expansion; Programs; Content and Facilities

While we expect the World Series of Pickleball, our planned digital platform, our “Let’s Play” initiative, and our Grateful Dead licensing and manufacturing agreements, to take priority in the coming months, the following additional business plans are also in the early stages of development:

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

We also believe that our license to use the Grateful Dead trademarks in Licensed Products will be a significant competitive advantage to the Company as we look to grow our revenues and name recognition.

Recent Agreements/Transactions

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

In consideration for agreeing to enter into the USTA Agreement and agree to the terms thereof, we agreed to make Darren Cahill available to speak at USTA’s Coaches Open event in August 2026, and Andre Agassi available to speak at a future event; agreed to provide USTA a fixed number of complementary subscriptions to the App, and to provide an agreed upon discount on yearly subscriptions to the App from USTA members and USTA coaches during the term of the agreement; and to share a fixed percentage of net revenues that we generate through the App from USTA members and USTA coaches, net of platform and application fees, and adjusted for chargebacks and refunds.

The agreement includes customary intellectual property ownership and prohibition provisions; audit rights for USTA; confidentiality obligations of the parties; representations and warranties of the parties; and mutual indemnification rights, subject to certain limitations of liabilities and caps on liabilities.

The USTA Agreement has a term of three years, and can be terminated prior to that by either party for cause, provided the non-breaching party provides the other 60 days after written notice of any such event relating to a for cause termination and the non-breaching party does not cure such breach within such 60 day period, and can also be terminated immediately by USTA in the event of (i) our unauthorized use of the USTA Content, (ii) the occurrence of a material security incident caused by our failure to comply with certain of our obligations under the agreement, (iii) our breach of the agreement’s prohibitions on reverse engineering and secondary use of the USTA Content, or (iv) our breach of our agreement to use commercially reasonable efforts to make the App available to users. Additionally, either party may terminate the agreement upon the other party’s insolvency or entry into bankruptcy.

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

Convertible Note Conversion

On July 28, 2026, the Company entered into a Convertible Promissory Note (the “Convertible Note”), in the original principal amount of $1,000,000 with Investments AKA, LLC (“Investments AKA”), which entity is owned and controlled by Andre Agassi, former professional tennis player, 8x Grand Slam Champion, and Olympic Gold Medalist, and the Company’s largest beneficial stockholder, and whose Chief Financial Officer is Shawn Cable, our Chief Financial Officer.

The Convertible Note accrued interest at a fixed rate per annum equal to 3.96%, which the Company determined represented not less than the applicable federal rate published by the U.S. Internal Revenue Service under Section 1274(d) of the Internal Revenue Code of 1986, as amended, compounded semi-annually.

Unless earlier converted, the outstanding principal balance of the Convertible Note, together with all accrued and unpaid interest, was due and payable in full on July 27, 2027 (“Maturity Date”). The Convertible Note was also subject to an automatic conversion, without any action required by holder, into the equity or equity-linked securities or units (the “New Securities”) issued by the Company to arm’s-length, new-money investors (“New Money Investors”) in the next sale (or related series of sales) by the Company of New Securities that results in gross proceeds to the Company of not less than $3,000,000 (the “Next Equity Financing”). The conversion price was to equal the price per share, unit, or other applicable denomination of New Securities actually paid in cash by the New Money Investors in the Next Equity Financing. If no Next Equity Financing occurred prior to the Maturity Date, the Convertible Note was to not automatically convert and the outstanding principal and accrued interest was to instead be due and payable in full on the Maturity Date.

On October 16, 2026, the Company entered into a First Amendment to Convertible Promissory Note (the “First Amendment”) dated October 15, 2026, with Investments AKA, which amended the Convertible Note to provide for the conversion, effective immediately upon the parties entry into the First Amendment, of the $1,000,000 principal balance of the Convertible Note into 200,000 shares of the Company’s common stock (the “Note Shares”), and warrants to purchase 200,000 shares of common stock of the Company (the “Note Warrants”), based on a unit (one share of common stock and one warrant) price of $5.00 per share, the same unit price paid by recent investors in the Company’s private placement (as discussed in greater detail below).

The First Amendment included customary representations of the parties, confirmed that the Convertible Note was satisfied in full upon conversion thereof, and clarified that it was the intention of the parties that interest would accrue under the Convertible Note semi-annually, that no interest had accrued as of the conversion date of the Convertible Note, and that to the extent that any interest had accrued, that such interest was forgiven by Investments AKA.

The Note Warrants have a term of three years (through October 15, 2029), cash only exercise rights, an exercise price of $7.00 per share, and customary adjustment provisions for stock splits, recapitalizations and similar transactions affecting the Company.

On October 16, 2026, the Company entered into a Subscription Agreement with Investments AKA, pursuant to which Investments AKA subscribed, in a private transaction, to purchase 300,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock of the Company, for $5.00 per unit, or $1,500,000 in aggregate. The Subscription Agreement warrants have identical terms as the Note Warrants, discussed above.

The Subscription Agreement included customary representations and warranties of Investments AKA and the Company. The Subscription Agreement also provided Investments AKA piggy-back registration rights for the Note Shares, Subscription Agreement shares and the shares of Company common stock issuable upon exercise of the Note Warrants and Subscription Agreement warrants, for a period of two years from the date of the Subscription Agreement, which applies to any secondary offering registration statement filed by the Company, subject to customary exceptions and carveouts, and subject to customary pre-requisites of Investments AKA.

Grateful Dead Licencing Agreement

On October 30, 2026, Agassi Sports Licensing LLC, a newly formed wholly-owned subsidiary of the Company, entered into a Merchandise License Agreement (the “Grateful Dead License Agreement”), with Rhino Entertainment LLC (“Rhino”). Rhino is the master licensee of Grateful Dead Productions, which in turn is the owner of Grateful Dead’s records and performances and numerous Grateful Dead trademarks.

Pursuant to the Grateful Dead License Agreement, Rhino granted us a worldwide, non-exclusive, non-transferable, non-assignable right to use certain Grateful Dead Brand trademarks, indicia and artwork as described in the Grateful Dead License Agreement (collectively, the “Licensed Property”), solely in connection with the manufacture, distribution and sale of certain (a) pickleball and padel equipment and accessories specifically paddles (basic and premium), pickleball and padel sets (basic and premium), custom paddle covers, tie-dye balls, pickleball and padel bags, grips and grip tape, roll-out pickleball and padel courts, and pickleball and padel nets, (b) pickleball and padel apparel including bucket hats, caps, visors, beanies, wrist bands, socks, and t-shirts, and (c) hydration, specifically water bottles and tumblers (collectively, the “Licensed Products”).

Approved channels of distribution under the Grateful Dead License Agreement include direct to consumer sales (including through our ecommerce website and at pickleball/racquet sporting events) and wholesale sales through department stores, online retailers, sporting good stores, and others.

In consideration for providing us rights under the Grateful Dead License Agreement, we agreed to pay Rhino a royalty on the net sales of Licensed Products (“Royalties”).

We also agreed to pay Rhino certain “Guaranteed Payments” relating to the Royalties each contract year and to advance a portion of the Guaranteed Payments, including certain amounts required to be paid upon entry into the agreement. Advance payments are recoupable from Royalties due and are nonrefundable. In the event the actual Royalties are less than the Guaranteed Payments, we are required to pay Rhino the difference between such Guaranteed Payments and such actual Royalties at the end of the applicable contract year.

The Grateful Dead License Agreement has an initial term through June 30, 2030, subject to the right to extend the agreement under certain circumstances.

We also agreed to make certain advertising expenditures during each contract year of the Term and the Grateful Dead License Agreement includes certain minimum net sales requirements for each year of the term.

The initial marketing date for Licensed Products to be marketed under the agreement is no later than May 1, 2027 and the initial shipment date for Licensed Products to be sold by the Company is no later than July 1, 2027.

The Grateful Dead License Agreement includes the requirement for us to deliver customary statements of sales and royalties; provides for customary audit rights to Rhino, quality assurance and control requirements, Rhino’s approval rights for packaging, advertising and promotional activities; intellectual property confirmations; and customary protective provisions, insurance requirements, representations and warranties of the parties, indemnification obligations of the parties, confidentiality obligations of the parties, termination and force majeure provisions.

Manufacturer Agreement

On October 30, 2026, we entered into a Manufacturer Agreement for Use of Licensed Property dated October 26, 2026 (the “Manufacturer Agreement”), with a manufacturer (the “Manufacturer”). Pursuant to the Manufacturer Agreement, the Manufacturer agreed to manufacture and distribute the Licensed Products for us. The Manufacturer Agreement has a term from October 26, 2026, through June 30, 2030, unless earlier terminated as provided therein, and also terminates automatically upon the termination of the Grateful Dead License Agreement.

The Manufacturer Agreement includes customary representations and warranties of the parties, including as to the Manufacturer’s manufacturing and employment practices; requirements for us to indemnify the Manufacturer for losses relating to any alleged misuse or infringement of intellectual property rights; mutual indemnification obligations of the parties; inspection rights for the Company; and mutual confidentiality obligations.

We have the right to terminate the Manufacturer Agreement if (i) the Manufacturer breaches the agreement and the Manufacturer fails to cure the purported breach within 30 days after notice thereof; and (ii) promptly upon giving or receiving notice of termination of the Grateful Dead License Agreement.

We agreed to reimburse the Manufacturer for all costs and expenses incurred by the Manufacturer upon termination of the Manufacturer Agreement, including payment for finished goods, work in process, non-cancelable commitments, equipment used to manufacture products under the agreement, packaging, raw materials, and costs of destruction of inventory if requested, provided, no reimbursement shall be required if the Manufacturer or its subcontractor engaged in the unauthorized use of the Licensed Property.

Media Value Letter Agreement

On November 5, 2026, the Company entered into separate Media Value Letter Agreements (the “Media Value Agreements”) with each of Sinclair Television Group, Inc. (“Sinclair”) and The Tennis Channel, LLC (the “Tennis Channel”, and together with Sinclair, the “Media Value Providers”). Pursuant to the Media Value Agreements, during the two year term of the Media Value Agreements, each of the Media Value Providers and the Company, agreed to work together and determine the appropriate procurement of inventory based on advertising availabilities (each an “Ad Buy”) on Sinclair/Tennis Channel owned and/or operated properties which may include without limitation, its linear television, digital, or social media properties with a net media value of $1.5 million ($300,000 as to Sinclair and $1.2 million as to Tennis Channel), based on the Media Value Provider’s then-current rate card (“Media Value”).

In consideration for Sinclair and Tennis Channel providing an aggregate of $1.5 million of Media Value to the Company, we agreed to issue the Media Value Providers an aggregate of 300,000 shares of restricted common stock (60,000 shares to Sinclair and 240,000 shares to the Tennis Channel) (the “Media Value Shares”), with an agreed upon value of $5.00 per share, pursuant to separate Media Value Share Issuance Agreements entered into between each of the Media Value Providers and the Company on November 5, 2026 (the “Equity Agreement”).

The Equity Agreements confirmed the $5.00 per share value of the Media Value Shares; provide that the Media Value Shares shall not be subject to forfeiture, cancellation, repurchase, redemption, set-off or clawback by the Company for any reason; include customary representations and warranties of the Company and the Media Value Providers; and provide for mutual indemnification rights for breaches of the Equity Agreements by either party.

The Media Value Shares are subject to lock-up restrictions prohibiting each Media Value Provider from transferring any Media Value Shares during the six months following the date of the Equity Agreements. Thereafter, half of the Media Value Shares issued to each Media Value Provider, subject to equitable adjustment for stock dividends, stock splits and similar transactions, remain subject to the lock-up until the first anniversary of the date of the agreements, while the remaining Media Value Shares are released from the lock-up. These restrictions also apply to certain securities issued in respect of the Media Value Shares and prohibit pledges, short sales, hedging and other transactions that transfer the economic consequences of ownership.

The lock-up permits customary transfers without consideration to affiliates and direct equity holders, subject to prior notice, the transferee’s written agreement to the applicable restrictions and compliance with applicable securities laws. Exceptions also apply to transfers in board-approved tender offers, exchange offers, mergers or change of control transactions, registered offerings in which the Media Value Provider includes its securities pursuant to the applicable Equity Agreement, and transfers required by law or court order. The lock-up terminates automatically if the Company materially breaches the applicable agreement and fails to cure the breach within 30 days after receiving written notice from the Media Value Provider.

The Equity Agreements grant the Media Value Providers piggyback registration rights to include the resale of the Media Value Shares in certain registration statements filed by the Company for its own account or for other securityholders, subject to timely election, customary information requirements, specified exceptions and limitations, and customary underwriter, placement agent and Securities and Exchange Commission cutbacks. These piggyback rights expire on the earlier of five years after the date of the Equity Agreements and the date all Media Value Shares may be sold without restriction or limitation, and without a restrictive legend, under Rule 144. In addition, if, at any time after six months following the date of the Equity Agreements, the Media Value Shares cannot be sold without restriction or limitation under Rule 144, the Media Value Provider may request that the Company register their resale. Upon such request, the Company must file a resale registration statement within 45 days, or 30 days if the Company is eligible to use Form S-3 or another short-form registration statement, use commercially reasonable efforts to obtain effectiveness thereof within 90 days after the request, and maintain effectiveness thereof until all covered securities have been sold or may be sold without restriction or limitation under Rule 144. The Company will bear the registration expenses of such filing, subject to specified exclusions, and the parties have agreed to customary mutual indemnification provisions.

If the Company fails to include Media Value Shares required to be included in a registration statement or fails to meet the applicable filing or effectiveness deadlines, subject to the Equity Agreement’s exceptions and limitations, a Media Value Provider may, upon written notice, suspend its obligations under the Media Value Agreement, including providing Media Value and procuring, placing or fulfilling Ad Buys, without breaching either agreement. The suspension may continue until the affected shares are covered by an effective resale registration statement or the Company, at its expense, obtains an appropriate Rule 144 resale opinion. The Media Value Provider must immediately resume performance upon satisfaction of either condition, and any suspension will not extend the term of the Media Value Agreement.

We also agreed that, without the approval of the Media Value Providers, we would not grant any registration rights that conflict with, or rank senior to, the registration rights of the Media Value Providers, until such time as the Media Value Shares have been registered under the Securities Act, unless we provide the same rights to the Media Value Providers.

Executive Vice Chairman

Effective on November 6, 2026, the Board of Directors appointed director James Askew as the Non-Executive Vice Chairman of the Board of Directors, to serve until his successor is appointed or his earlier resignation, removal by the Board of Directors or cessation of service as a director. In this non-executive Board role, he shall assist the Board of Directors, its Chairman, if any, and management with strategic planning; evaluating, structuring and negotiating transactions; reviewing and advising on agreement terms; attending counterparty meetings and negotiations; coordinating with the Company’s advisers; facilitating Board of Directors and management communications and follow-up; and reporting material developments and recommendations to the Board. He shall also perform other related duties assigned by the Board. The appointment does not make him an officer, employee or independent director, confer authority to bind the Company or direct employees, or authorize responsibilities reserved to independent directors.

Recent Funding Transactions

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

On July 28, 2026, the Company entered into the Convertible Note which was converted into shares of common stock and warrants on October 16, 2026, as discussed in greater detail above under Convertible Note Conversion.

On August 31, 2026, and September 18, 2026, the Company entered into two Subscription Agreements with two accredited investors, pursuant to which the investors purchased an aggregate of 65,000 units, each consisting of one share of restricted common stock and one warrant to purchase one share of common stock from the Company, for a purchase price of $5.00 per unit, or a total of $325,000. The Subscription Agreements included customary representations and warranties of the investors and the Company and piggy-back registration rights for two years from the date of sale, subject to customary cutbacks and exceptions. The warrants to purchase 65,000 shares of common stock granted to the two accredited investors, have substantially similar terms as the Note Warrants, discussed above, except that such Investor Warrants include an ownership blocker preventing any portion of the applicable Investor Warrant from being exercised if upon such exercise the applicable holder and its affiliates would own more than 4.999% of the Company’s then outstanding common stock, which may be increased to 9.999% with 61 days written notice to the Company.

Plan of Operations

We had a working capital deficit of $2,545,343 as of September 30, 2026; mainly due to our current liabilities of $2,819,681. We expect to require funding in the future, including to complete payments due under our agreements with the IBM Parties, under which we had been invoiced $2,651,521 (including approved change orders and late-payment interest) and had paid $1,817,548 as of September 30, 2026, leaving approximately $834,000 unpaid. We paid $200,000 in October 2026, leaving approximately $634,000 unpaid as of the date of this Report, which we expect to pay from the proceeds of future financings (see Notes 4 and 9).

During the nine months ended September 30, 2026 and through the date of this Report, the Company raised $4,095,000 through the sale of 454,000 shares of common stock at $5.00 per share and 365,000 units at $5.00 per unit, each consisting of one share of common stock and one warrant to purchase one share of common stock with an exercise price of $7.00 per share and a term of three years, in private placements and $1,000,000 through the sale of a convertible promissory note to Investments AKA, LLC, which entity is affiliated with Andre Agassi, our largest beneficial stockholder (which has subsequently been converted into 200,000 shares of common stock and 200,000 warrants to purchase shares of common stock with an exercise price of $7.00 per share and a term of three years, as discussed above), and whose Chief Financial Officer is Shawn Cable, our Chief Financial Officer, as discussed in greater detail above under “Recent Funding Transactions”.

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

We also hope to begin generating revenues in the first quarter of 2027, from our launch of the App, which will include AI-agents created based off the digital minds of Andre Agassi and Darren Cahill, exclusive content, instructional videos, and ecommerce, as well as from future expected sponsorship relations, and pickleball and padel facilities.

Notwithstanding the above, we may sell additional equity in the future, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate revenues.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025.

We generated no revenues for the three months ended September 30, 2026, or 2025.

For the three months ended September 30, 2026, and 2025, we had general and administrative expenses, consisting of stock-based compensation, audit fees, IBM cloud services costs under our embedded solution agreement with the IBM Parties ($21,737 for the three months ended September 30, 2026) and miscellaneous administrative costs, that totaled $2,734,041 and $755,899, respectively, an increase of $1,978,142 from the prior period. This increase is mainly due to share based expenses of $1,705,503 (discussed below), compared to $309,893 in the prior period, and increases in SEC and legal fees of $294,587, marketing, promotion and investor relations costs of $113,546, salaries and payroll costs of $91,043 and other administrative costs of $104,638, partially offset by a $67,511 decrease in professional fees. We also had research and development expenses of $78,543 for the three months ended September 30, 2026, and no research and development expenses for the three months ended September 30, 2025. Share based compensation for the three months ended September 30, 2026 totaled $1,705,503, consisting of (i) $1,275,348 of expense relating to warrants granted to consultants, (ii) $135,155 of expense relating to restricted stock units, (iii) $165,000 of expense relating to restricted shares of common stock issued to a consultant, and (iv) $130,000 of expense relating to shares of common stock issued to an investor relations firm, in each case as discussed in greater detail in “Note 7. Capital Stock and Share-Based Compensation” to the financial statements included herein.

We had other income of $75,000 and interest expense – related party of $6,600 for the three months ended September 30, 2026, and no other income or expense for the three months ended September 30, 2025. The $75,00 in other income is to be passed on to Daren Cahill and Andre Agassi equally for speaking engagements, less a 10% commission fee. Daren Cahill has been paid for his engagement to date, and Andre Agassi has not.

We had a net loss of $2,744,184 and $755,899 for the three months ended September 30, 2026, and 2025, respectively, which net loss increased for the reasons described above.

Results of Operations for the Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025.

We generated no revenues for the nine months ended September 30, 2026, or 2025.

For the nine months ended September 30, 2026 and 2025, we had general and administrative expenses, consisting of stock-based compensation, audit fees, IBM cloud services costs under the embedded solution agreement with the IBM Parties ($21,737 for the nine months ended September 30, 2026, with a further $33,553 incurred in the three months ended June 30, 2026 included in research and development expenses) and miscellaneous administrative costs, that totaled $5,443,468 and $2,757,059, respectively, an increase of $2,686,409 from the prior period, which increase was mainly the result of increased share based compensation and increases in SEC and legal fees of $626,831, salaries, bonus and payroll costs of $392,008 (including the $250,000 sign-on bonus to our Chief Executive Officer), marketing, promotion and investor relations costs of $322,400 and other administrative costs of $192,820, partially offset by an $83,714 decrease in professional fees. Share based compensation, which for the nine months ended September 30, 2026 totaled $2,922,757, compared to $1,750,670 of share based compensation for the nine months ended September 30, 2025. Share based compensation for the nine months ended September 30, 2026 consisted of (i) $2,256,803 of expense relating to warrants granted to consultants and service providers, including expense recognized during the period on warrants granted in prior periods which vest over time, (ii) $215,954 of expense relating to restricted stock units, (iii) $320,000 of expense relating to restricted shares of common stock issued to a consultant and our investor relations firm, and (iv) $130,000 of expense relating to shares of common stock issued to an investor relations firm, in each case as discussed in greater detail in “Note 7. Capital Stock and Share-Based Compensation” to the financial statements included herein. We also had research and development expenses of $169,564 for the nine months ended September 30, 2026, and no research and development expenses for the nine months ended September 30, 2025.

We had other income of $75,000, interest income of $6,473 and interest expense of $6,685 (including $6,600 on the related party note) for the nine months ended September 30, 2026, and no other income or expense for the nine months ended September 30, 2025. The $75,00 in other income is to be passed on to Daren Cahill and Andre Agassi equally for speaking engagements, less a 10% commission fee. Daren Cahill has been paid for his engagement to date, and Andre Agassi has not.

We had a net loss of $5,538,244 and $2,757,059, for the nine months ended September 30, 2026, and 2025, respectively, which net loss increased for the reasons described above. After giving effect to a deemed dividend of $3,548,508 relating to warrants issued to certain stockholders in consideration for lock-up agreements, net loss attributable to common stockholders was $9,086,752 for the nine months ended September 30, 2026 (see Note 2 and Note 7 to the financial statements included herein).

Liquidity and Capital Resources

The following table summarizes our current assets, liabilities, and working capital at September 30, 2026 and December 31, 2025.

	September 30,	December 31,	Increase/
	2026	2025	(Decrease) $	%
Current assets	$274,338	$496,375	$(222,037)	-44.7%
Current liabilities	$2,819,681	$494,400	$2,325,281	470.3%
Working capital (deficit)	$(2,545,343)	$1,975	$(2,547,318)	-128,978.1%

The decrease of $2,547,318 in working capital was mainly due to an increase in accounts payable and accrued expenses, primarily from the agreements with the IBM Parties, discussed above, and the $1,000,000 Investments AKA Convertible Note, which is due on July 27, 2027, and has since been converted into common stock and warrants, as discussed above, and related accrued interest.

Cash Flows

We had $2,231,024 of net cash used in operating activities for the nine months ended September 30, 2026, which was due to $5,538,244 in net loss and a $331,731 decrease in accounts payable and accrued expenses, offset by a $250,000 increase in accounts payable and accrued expenses – related party, $2,792,757 of stock-based compensation expense, $130,000 of shares issued for services, $60,226 of depreciation and amortization expense, a $6,600 increase in accrued interest – related party, and a $399,368 decrease in prepaid expenses and other current assets. We had $1,778,618 of net cash used in operating activities for the nine months ended September 30, 2025, which was mainly due to $2,757,059 in net loss, offset by $1,750,670 of stock-based compensation expense and $8,354 of depreciation expense.

We had $1,186,645 of net cash used in investing activities for the nine months ended September 30, 2026, which was due to $1,167,548 of payments for software development in progress and $19,097 for the purchase of property and equipment. We had $25,000 of net cash used in investing activities for the nine months ended September 30, 2025, which was due to the acquisition of an intangible asset.

We had $3,595,000 of net cash provided by financing activities for the nine months ended September 30, 2026, which was due to $2,270,000 of proceeds from the sale of 454,000 shares of common stock sold in our private offerings for $5.00 per share and $325,000 of proceeds from the sale of 65,000 units, each consisting of one share of common stock and one three year warrant to purchase common stock for an exercise price of $7.00 per share in a private offering, and $1,000,000 of proceeds from the Investments AKA Convertible Note. We had no cash provided by financing activities for the nine months ended September 30, 2025.

On October 16, 2026, Investments AKA, a related party, subscribed for 300,000 units for $1,500,000 (see Note 10). We have relied significantly on funding from Investments AKA and other related parties, and other than this subscription, we do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2026, we had cash of $273,079 and an accumulated deficit of $45,168,346, and we used $2,231,024 of cash in operating activities during the nine months ended September 30, 2026. In addition, the Company’s current liabilities exceed its current assets by $2,545,343 as of September 30, 2026.

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

“Note 2. Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and “Note 2. Summary of Significant Accounting Policies” in the Notes to Financial Statements in Part II, Item 8, of the 2025 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our CEO (our Principal Executive Officer) and CFO (Principal Financial/Accounting Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation described above, our management, including our Principal Executive Officer and Principal Financial/Accounting Officer, concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective. That was because at September 30, 2026, we did not have sufficient personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Remediation Plan

Management has developed a remediation plan to address the segregation of duties deficiencies that contributed to the ineffectiveness of our disclosure controls and procedures as of September 30, 2026, and our ineffective internal control over financial reporting as of December 31, 2025. We plan to begin implementing the plan in the next few weeks. During the first 30 days of the plan, we intend to identify roles and systems with incompatible responsibilities, and assign separate individuals responsibility for initiating, authorizing and recording transactions. We also plan to document existing controls and proposed changes where full segregation of duties is not practicable.

The remediation plan includes taking steps to implement independent review and documented approval of vendor changes and payment batches against supporting invoices; approval and release of wire transfers by a second authorized bank user; and independent call-back verification of new or changed wire instructions. We also intend to require independent review of bank statements, wire confirmations and bank reconciliations where an individual involved in initiating payments also prepares the related reconciliation. For journal entries and account reconciliations, we plan to restrict self-approval, require independent review of supporting documentation and posted-entry reports, and document the review and resolution of reconciling items. Reviews will be performed by individuals who did not prepare or initiate the underlying transaction or reconciliation, with evidence of review and approval retained.

Within approximately 45 to 90 days after commencement of the remediation plan, we intend to implement automated segregation of duties monitoring tools or periodic system access reviews, update job descriptions and authority matrices to reflect revised responsibilities, and train relevant personnel on segregation of duties principles and compliance expectations. We also plan to perform initial testing of the revised controls and document the results. Following the initial 90-day period, we intend to continue to integrate segregation of duties controls into our risk management process, establish an annual review with management sign-off, and retain supporting evidence of ongoing control performance.

Denise Berninger, our non-executive Controller, will lead the remediation efforts, with support from Shawn Cable, our Chief Financial Officer, and oversight by the Audit Committee. These timeframes represent management’s current targets and may change as implementation and testing progress. The deficiencies will not be considered remediated until the applicable controls have been implemented, have operated for a sufficient period, and management has concluded through testing that they are operating effectively; however, management believes that to the extent it can implement its remediation plan, the Company will be in a position to have effective controls and procedures and internal control over financial reporting by the later part of next year.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need to raise additional funding in the future, including to fulfill our obligations under the IBM Parties agreements, which may not be available on favorable terms, or at all. We have historically relied on funding provided by management and Andre Agassi, our largest beneficial shareholder and such parties are under no contractual obligation to continue to provide us funding.

We are required to make payments to IBM under an October 31, 2025, Partnership Agreement for Consulting Services (the “Services Agreement”) and first statement of work, entered into simultaneously with the Services Agreement (“SoW 1”) totaling approximately $2,134,716, payable in monthly installments, all of which were due by June 30, 2026. As of September 30, 2026, $1,817,548 had been paid under the Services Agreement and SoW 1, including approved change orders, and a further $200,000 was paid in October 2026. The Company also paid IBM $75,000 in 2025 under a separate statement of work.

Pursuant to a February 2, 2026, Embedded Solution Agreement – IBM Cloud Enterprise Savings PLAN ESA Transaction Document (the “Embedded Solution Agreement”), entered into by us and International Business Machines Corporation, the Company has to pay International Business a minimum payment commitment of $500,000 for the period between February 1, 2026 and January 31, 2027 and $3,300,000 for the period between February 1, 2027 and January 31, 2031. The initial $500,000 commitment is non-refundable and the subsequent $3,300,000 commitment will become non-refundable unless the Company terminates such commitment by written notice to International Business on or before December 31, 2026. To date, $33,553 has been paid under the Embedded Solution Agreement.

The most likely source of these funds will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

A substantial portion of our recent capital has been provided by Investments AKA, LLC, an entity indirectly controlled by Andre K. Agassi, our largest beneficial stockholder, and by other related parties, including our President and Chief Executive Officer. On March 13, 2026, we raised an aggregate of $400,000 through the sale of 80,000 shares of restricted common stock to two accredited investors, including $250,000 from the Boreta Lifetime Trust, whose trustee is Ronald S. Boreta, our President, Chief Executive Officer and a director. On April 28, 2026, we raised an additional $250,000 through the sale of 50,000 shares of restricted common stock to Investments AKA. On July 28, 2026, we entered into a convertible promissory note with Investments AKA in the original principal amount of $1,000,000 (which was subsequently converted into 200,000 units, each consisting of one share of common stock and one three year warrant to purchase shares of common stock with an exercise price of $7.00 per share). On October 16, 2026, Investments AKA subscribed to purchase 300,000 units for an aggregate of $1.5 million, each consisting of one share of common stock and one three year warrant to purchase shares of common stock with an exercise price of $7.00 per share. Investments AKA’s Chief Financial Officer is Shawn Cable, who also serves as our Chief Financial Officer.

As a result of these transactions, we have become substantially dependent on funding from a small number of related parties, including our largest shareholder and members of our management team, to support our operations and growth. We can provide no assurance that Mr. Agassi, Investments AKA, Mr. Boreta, or any other related party will continue to provide funding to us in the future, on the same terms or at all. If such funding is not available, we may need to seek capital from other sources, which may not be available on acceptable terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected. In addition, our reliance on funding from related parties, including officers and directors, creates potential conflicts of interest.

If any of these related parties were to reduce or cease their financial support of the Company, or if we were unable to negotiate future financing on similar terms, our liquidity and ability to fund our operations could be materially and adversely affected.

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

We may not be able to launch our planned Platform and our App in January 2027, as currently projected.

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

Sales of a substantial number of shares of common stock by the selling shareholders named in our resale Form S-1 registration statement, or the perception that such sales may occur, could cause the market price of our common stock to decline or become volatile.

We have filed a registration statement on Form S-1, to register the resale of up to 13,981,982 shares of our common stock, including up to (a) 10,694,606 outstanding shares of common stock; and (b) 3,287,376 shares of common stock issuable upon exercise of certain warrants to purchase shares of common stock of the Company, which was declared effective on August 12, 2026. The shares registered for resale include only the shares and warrant shares held by the selling shareholders named in the registration statement, and do not include all shares of common stock issuable upon exercise of our outstanding warrants, which totaled 4,027,376 shares as of the date of this Report. The selling shareholders named in the registration statement may sell all, some or none of their shares at any time, subject to applicable securities laws, and certain lock-up agreements entered into by certain of such shareholders. Because many of the selling shareholders acquired their shares or warrants in privately negotiated transactions, they may be willing to dispose of their shares at prices below the prices paid by other investors or below the then-current market price.

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

Until our common stock is quoted on the OTCQB or OTCQX markets or listed on a national securities exchange, the selling shareholders named in our resale Form S-1 registration statement will be required to sell their shares at a fixed price, which may reduce the likelihood that the warrants will be exercised for cash or that registered shares will be sold.

Because our common stock is not currently quoted on the OTCQB or OTCQX markets or listed on a national securities exchange, the selling shareholders named in our resale Form S-1 registration statement discussed above will be required to offer and sell the shares covered thereby, to the extent sold under the registration statement and not under Rule 144, at a fixed price until such time as an established public trading market develops, if at all, in accordance with the requirements of the Securities Act. If the fixed offering price exceeds the prevailing market value of our common stock or is otherwise unattractive to potential purchasers, the selling shareholders may be unable or unwilling to sell their registered shares. Similarly, holders of warrants may determine that exercising their warrants for cash is not economically advantageous if they are unable to readily resell the underlying shares at or above the exercise price. As a result, we may receive little or no cash proceeds from warrant exercises, and the registered resale offering may not achieve its intended purpose of providing liquidity to the selling shareholders.

Additionally, this limitation may artificially cap the market price of our common stock and create downward pressure on the trading price, particularly if market participants anticipate future selling activity at the fixed prices. Even if our common stock is trading above the fixed sales price, the continued offering of shares at those prices could result in the market price drifting back toward or remaining near the fixed price until such time as the restrictions are lifted, if ever. This could adversely affect investor perception, limit price appreciation, and impair our ability to raise capital at more favorable valuations.

In addition, the presence of a fixed-price offering could create disincentives for investor participation in the public market, reduce liquidity, and increase volatility. There is also no assurance as to when or if our common stock will be quoted or listed on a higher-tier market, and the longer this restriction remains in place, the greater the potential impact on the trading price and stability of our common stock.

Our common stock may not be approved for listing on Nasdaq in the future.

We have applied to have our common stock listed on the Nasdaq Capital Market, however we may not currently meet the required uplisting requirements of Nasdaq and even if we meet such requirements in the future, such application may not be approved.

In order to be approved for listing on the Nasdaq Capital Market, we need to meet certain requirements of Nasdaq, including, but not limited to: meeting one of the following tests: (1) $750,000 of pre-tax income (in either the last fiscal year or two of the three most recent years), $5 million of public float, $4 million of stockholders’ equity and a minimum bid of $4.00 per share; (2) $15 million of public float, $5 million of stockholders’ equity, a minimum bid price of $4.00 per share price and 2 years of operating history; or (3) a $50 million market cap; $15 million of public float, $4 million of stockholders’ equity, and a minimum bid price of $4.00 per share price, plus in each case 300 round lot stockholders and 1,000,000 shares of total public float, with at least half of such required number of round lot stockholders holding unregistered securities with a minimum value of $2,500. Currently traded companies qualifying under standard (2) above must meet the $50 million market value of listed securities and the applicable bid price requirement for 90 consecutive trading days before applying. We are also required to meet certain volume requirements in the event we uplist other than in connection with a firm commitment underwritten offering, which is our current plan.

We may not currently meet Nasdaq’s initial listing standards and may not meet such standards in the future. Also, even if we meet such standards, Nasdaq may not approve our application for uplisting.

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

Our Chief Financial Officer’s other roles may give rise to conflicts of interest, or the perception thereof, that could adversely affect our business.

Our Chief Financial Officer, Shawn Cable, also serves as Chief Financial Officer of, and/or manager of, certain entities owned or controlled by Andre Agassi, one of our significant shareholders. As a result of these relationships, Mr. Cable may have obligations to these other entities that are similar to, or conflict with, his obligations to us. These other roles may require significant time and attention, which could reduce the time and attention Mr. Cable is able to devote to our business and affairs. In addition, because Mr. Agassi is one of our significant shareholders, has provided us the use of his name and likeness, which we believe is significant to our brand identity and business plans moving forward, and has provided us funding from time to time, Mr. Cable’s relationships with entities owned or controlled by Mr. Agassi may create, or may be perceived to create, conflicts of interest when he is faced with decisions that could have different implications for us than they do for Mr. Agassi or his affiliated entities. These decisions may relate to, among other things, corporate opportunities, negotiation and enforcement of agreements, the allocation of resources, and other matters where the interests of us and our shareholders may not be aligned with those of Mr. Agassi and its affiliated entities.

Although we have policies and procedures in place designed to address actual and potential conflicts of interest, these policies and procedures may not be effective in identifying, preventing, or adequately managing all such conflicts. Any actual or perceived conflict of interest could result in reputational harm, litigation, or regulatory scrutiny, or could result in decisions that are not in the best interests of our company or our other shareholders, any of which could adversely affect our business, financial condition, and results of operations.

Our App is expected to initially be significantly reliant on the USTA Content which is provided under the USTA Agreement and the cross-promotional aspect of our relationship with USTA, and the USTA Agreement which can be terminated under certain circumstances.

Our App is expected to initially be significantly reliant on the USTA Content, which is to be provided to us under the terms of the USTA Agreement. Additionally, pursuant to the terms of the USTA Agreement, USTA has agreed to help us promote the App and offer the App to its members and coaches at a discount, which we expect will at least initially be significantly responsible for the marketing awareness of, and user base for, our App. Because USTA receives a percentage of the net revenue generated from the App from USTA members and coaches, we expect that USTA will be incentivized to help us market and grow the App’s userbase of USTA members and coaches.

The USTA Agreement has a term of three years, and can be terminated prior to that by either party for cause, provided the non-breaching party provides the other 60 days after written notice of any such event relating to a for cause termination and the non-breaching party does not cure such breach within such 60 day period, and can also be terminated immediately by USTA in the event of (i) our unauthorized use of the USTA Content, (ii) the occurrence of a material security incident caused by our failure to comply with certain of our obligations under the agreement, (iii) our breach of the agreement’s prohibitions on reverse engineering and secondary use of the USTA Content, or (iv) our breach of our agreement to use commercially reasonable efforts to make the App available to users. Additionally, either party may terminate the agreement upon the other party’s insolvency or entry into bankruptcy.

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

Sales of shares of our common stock following the expiration of certain lock-up agreements, or the perception that such sales may occur, could cause the market price of our common stock to decline.

Certain investors in our November 2024 private offering entered into lock-up agreements covering an aggregate of 2,631,543 shares of our common stock and warrants to purchase an aggregate of 657,876 additional shares of our common stock, together with the shares issuable upon exercise of those warrants. Subject to certain customary permitted transfers, these investors agreed not to transfer such securities until December 15, 2026. We also agreed to file a registration statement covering the resale of the shares subject to these agreements, including the shares issuable upon exercise of the warrants, on or before December 15, 2026, which has been filed and declared effective to date.

Upon expiration of the lock-up period, these securities will no longer be subject to the contractual transfer restrictions and may be sold, subject to applicable securities laws. Sales of substantial amounts of our common stock following expiration of the lock-up period, or the perception that such sales may occur, could increase the supply of shares available for sale and cause the market price of our common stock to decline. These sales or the potential for these sales could also impair our ability to raise additional capital through the sale of equity securities. We cannot predict whether or when these investors will sell their shares or the effect that any such sales may have on the market price of our common stock.

Our planned Let’s Play pickleball and padel initiative is subject to significant industry and franchise-related risks, and recent bankruptcies involving other pickleball franchisees demonstrate that we may not successfully develop or operate profitable facilities.

We plan to develop and operate pickleball and padel facilities under a franchisee model. Our success will depend on sustained consumer interest in pickleball and padel and our ability to attract and retain sufficient paying customers at prices that support profitable operations. The popularity of pickleball and padel does not assure the commercial viability of individual facilities, and participation in the sports may not translate into demand for paid memberships, court rentals, instruction, tournaments or other services we intend to offer. Changes in recreational preferences, reduced discretionary spending, seasonal fluctuations and competition from other pickleball and padel facilities, fitness and entertainment businesses, and free or lower-cost public courts could adversely affect demand. Additional facilities entering our target markets could also result in oversaturation, pricing pressure and increased customer acquisition costs.

Certain pickleball franchisees, and at least one franchisor, have recently sought bankruptcy protection. On September 24, 2026, Exton PB LLC and Newark PB LLC, franchisees of The Picklr, filed for Chapter 11 in the U.S. Bankruptcy Court for the Middle District of Florida. On or about October 9, 2026, The Picklr, a national pickleball franchisor, filed for Chapter 11 in the Northern District of Texas. PK Plano LLC, a Pickleball Kingdom franchisee in Plano, Texas, filed for Chapter 11 protection on September 26, 2025; that case was dismissed on May 29, 2026. These filings illustrate that businesses operating under established pickleball franchise brands may experience financial distress despite consumer interest in the sport. We could encounter similar difficulties, and there can be no assurance that our planned facilities will achieve or maintain profitability.

Developing and operating pickleball and padel facilities may require substantial expenditures for leases, construction, court installation, equipment, staffing, insurance, utilities and marketing, together with franchise fees, royalties and other required payments. We may incur significant costs before generating meaningful revenue, and construction delays, cost overruns, permitting difficulties or slower-than-expected membership growth could increase our capital requirements. Long-term lease commitments and other fixed expenses may limit our ability to reduce costs if revenues fall below expectations. Limited court capacity during peak periods, insufficient utilization during off-peak periods and membership pricing that does not adequately reflect operating costs could further constrain our revenues and margins.

Our franchisee model will also make us dependent on our brand, business systems, financial condition and ability to provide effective support. Franchise requirements may restrict our flexibility concerning pricing, suppliers, marketing, facility design and operations and may require additional expenditures. Financial distress, adverse publicity or operational failures involving us or our franchisees could harm our business even if our facilities perform satisfactorily. We may be unable to secure suitable locations, obtain financing on acceptable terms, open facilities as planned or generate sufficient cash flow to satisfy our obligations. If we cannot successfully implement our strategy, we could incur substantial losses, impairments and closure costs, lose our investment in one or more facilities or discontinue our business, which could materially adversely affect our business, financial condition and results of operations.

Our Grateful Dead License Agreement requires guaranteed payments and nonrefundable advances regardless of product sales, which could adversely affect our liquidity and profitability.

On October 30, 2026, we entered into a Merchandise License Agreement with Rhino covering certain Grateful Dead trademarks, indicia and artwork for use with specified pickleball and padel products, apparel and drinkware. Under the Grateful Dead License Agreement, we must pay royalties, subject to guaranteed payments during the term of the agreement. These obligations include certain nonrefundable advances. If actual royalties are less than the applicable guaranteed payment, we must pay the shortfall.

These commitments require us to make payments before, and potentially without, generating sufficient sales or cash flow from the Licensed Products. We also must spend an agreed upon percentage of Net Sales on advertising each contract year. These obligations are in addition to our product development, manufacturing, inventory, distribution and other operating costs. Consequently, low sales could result in royalty costs that represent substantially a higher percentage of actual Net Sales, and even products that generate significant revenue may not be profitable. We may be unable to recover our advances, guaranteed payments or other investments through product sales. Any resulting cash shortfalls could require us to divert funds from other operations or obtain additional financing, which may not be available on acceptable terms or at all. Overdue amounts also accrue interest, increasing our obligations and potentially further straining our liquidity.

Our financial exposure also includes manufacturing commitments and potential termination-related reimbursements under our Manufacturer Agreement. A delay or interruption in manufacturing or distribution would not, by itself, relieve us of our guaranteed payment obligations under the Grateful Dead License Agreement. We could therefore be required to fund license payments, manufacturing commitments and replacement production arrangements while generating limited or no revenue from the affected products.

We may be unable to satisfy the sales and performance requirements under the Grateful Dead License Agreement, which could result in termination or loss of our extension rights.

The Grateful Dead License Agreement establishes minimum net sale requirements. Our ability to achieve these levels will depend on customer acceptance of the Licensed Products, the effectiveness of our marketing, access to distribution channels, timely product approvals, manufacturing capacity and other factors, many of which are outside our control. The popularity of the Grateful Dead brand may not translate into sufficient demand for our Licensed Products.

Rhino may terminate the Grateful Dead License Agreement if we fail to meet certain minimum sales obligations. The possibility of termination or nonrenewal could also limit our ability to plan production, commit to distribution arrangements and recover investments in the Licensed Products.

Rhino has significant rights to terminate the Grateful Dead License Agreement, and termination or expiration could disrupt our operations and cause losses on inventory and other investments.

Our ability to manufacture, distribute and sell the Licensed Products depends on the continued effectiveness of the Grateful Dead License Agreement. Rhino may terminate the agreement for specified events, certain of which do not provide an express cure period. Although we have rights to terminate for certain breaches by Rhino, exercising those rights would also result in the loss of the license and would not assure recovery of our investment or replacement of the licensed rights.

Termination or expiration of the agreement could result in inventory write-downs, unrecovered expenditures, obligations to suppliers or customers, lost sales and reputational harm, any of which could materially adversely affect our business, financial condition and results of operations.

Approval requirements and operating restrictions under the Grateful Dead License Agreement could delay product launches, increase costs and limit our ability to respond to market demand.

The Grateful Dead License Agreement requires Rhino’s approval of each design used for a Licensed Product and provides approval rights over packaging, advertising and promotional activities. We must also comply with quality control, insurance, reporting and other requirements, restrictions on distributing products without charge and obligations to make products available for resale through designated channels controlled by Rhino. Approvals may not be obtained within our anticipated development and production schedules or on terms consistent with our commercial objectives. Delayed approvals, rejected designs or required changes could cause us to incur additional design, tooling, manufacturing or marketing costs, miss selling opportunities or hold inventory that cannot be sold as planned.

We are required to begin marketing Licensed Products no later than May 1, 2027 and begin shipments no later than July 1, 2027. Approval delays, manufacturing problems, supply chain disruptions or other difficulties could prevent us from meeting these deadlines or generating anticipated sales. These difficulties could also impair our ability to satisfy minimum sales and payment requirements and could expose us to contractual remedies, including termination where applicable. The agreement’s restrictions on products, distribution channels and uses of the Licensed Property may further limit our ability to adapt our offerings and sales strategies to changing customer preferences.

Our ability to meet these requirements also depends on coordinating Rhino’s approvals with the Manufacturer’s manufacturing and distribution schedules. A product that meets our manufacturing specifications may still require changes to obtain Rhino’s approval, and approval of a design does not assure that the Manufacturer will manufacture or deliver compliant products on time. Changes or delays at either stage could require additional expenditures, delay sales and impair our compliance with the Grateful Dead License Agreement.

The limited scope of our licensed rights and the contractual calculation of royalties could constrain growth and reduce margins.

Our rights under the Grateful Dead License Agreement are non-exclusive, non-transferable and non-assignable and apply only to specified Licensed Products and approved uses and distribution channels. Although Rhino agreed not to use, directly or through third parties, the Licensed Property for products in the pickleball and padel equipment and accessories category during the term, that commitment is subject to pre-approved exceptions and does not provide equivalent protection across all licensed product categories. We may therefore face competition from other products bearing the Grateful Dead brand, including products offered by other licensees in categories where we do not have comparable protection. Restrictions on assignments, sublicensing and transfers may also limit our ability to pursue certain strategic transactions or commercial arrangements without Rhino’s consent.

The agreement also limits deductions used to calculate Net Sales. If actual deductions exceed these limits, we could owe royalties on amounts that do not reflect the revenue we ultimately retain. Combined with guaranteed payments, advertising requirements and competitive pricing pressures, these provisions could reduce our margins and cause the Licensed Products to generate lower profits, or greater losses, than anticipated.

We expect to depend on a third party to manufacture and distribute our Licensed Products, and disruptions in that relationship could impair our ability to meet our obligations under the Grateful Dead License Agreement.

We entered into a Manufacturer Agreement with a manufacturer, pursuant to which the Manufacturer agreed to manufacture and distribute the Licensed Products. Our ability to launch products, fulfill customer orders and generate sales under the Grateful Dead License Agreement therefore depends on the Manufacturer’s performance. Manufacturing delays, capacity constraints, shortages of materials or labor, financial difficulties, failures to meet our specifications or delivery requirements, or disruptions affecting the Manufacturer or its subcontractors could delay shipments, increase costs and adversely affect product quality and customer relationships. Although the Manufacturer Agreement includes representations regarding manufacturing and employment practices and provides us with inspection and contractual remedies, these protections may not prevent operational failures or resulting losses.

The Manufacturer Agreement permits termination upon specified events. Identifying and transitioning to another manufacturer or distributor could require substantial time and expense, including new tooling, production qualification and any required approvals under the Grateful Dead License Agreement. Any interruption could prevent us from meeting the initial marketing and shipment deadlines or minimum sales requirements under the Grateful Dead License Agreement, while our guaranteed payment and other financial obligations continue. These circumstances could result in lost sales and a material adverse effect on our business, financial condition and results of operations.

Termination of our manufacturing arrangement could require substantial payments for inventory, equipment and other commitments, including amounts we may be unable to recover through product sales.

Upon termination of the Manufacturer Agreement, we must reimburse the Manufacturer for its costs and expenses, including finished goods, work in process, non-cancellable commitments, equipment used to manufacture products under the agreement, packaging, raw materials and inventory destruction costs, if destruction is requested. Except where the Manufacturer or its subcontractor has engaged in unauthorized use of the Licensed Property, these reimbursement obligations could apply even if termination results from manufacturing problems, deficient performance or other circumstances that make continuation of the relationship commercially undesirable. Accordingly, our right to terminate the Manufacturer Agreement may not allow us to exit the arrangement without substantial expense.

The Manufacturer Agreement also terminates automatically upon termination of the Grateful Dead License Agreement. A loss of our licensed rights could therefore trigger manufacturing-related reimbursement obligations at the same time that amounts become payable under the Grateful Dead License Agreement and our ability to generate revenue from the Licensed Products becomes restricted. Work in process, raw materials, packaging and specialized equipment may have limited alternative uses or resale value. Obligations under the Licence Agreement could require significant cash payments, result in inventory write-downs or other charges, and reduce the funds available for our continuing operations.

Our indemnification obligations to our Manufacturer could expose us to significant costs arising from intellectual property claims and other disputes.

The Manufacturer Agreement requires us to indemnify the Manufacturer for losses relating to alleged misuse or infringement of intellectual property rights and includes additional mutual indemnification obligations. Although the Grateful Dead License Agreement grants us specified rights to use the Licensed Property, those rights do not assure that third parties will not challenge particular designs, artwork, products or uses, or allege that our activities exceed the scope of the license. An allegation alone could result in defense costs and, depending on the applicable contractual provisions and circumstances, indemnification obligations before the underlying claim is resolved.

Intellectual property disputes could also require us to suspend production or sales, modify products or packaging, obtain additional rights, settle claims or discontinue affected products. We may be unable to obtain any necessary additional rights on commercially acceptable terms or at all. Our rights against Rhino, our Manufacturer or other parties, and any available insurance, may not cover all resulting losses or provide timely recovery. A significant claim could therefore impose substantial costs, disrupt the Licensed Product business and impair our ability to satisfy the payment and sales requirements under the Grateful Dead License Agreement.

If we fail to satisfy our resale registration obligations, Sinclair or Tennis Channel may suspend advertising services while retaining the shares we issued to it.

We agreed to issue an aggregate of 300,000 shares of restricted common stock to Sinclair and Tennis Channel in exchange for an aggregate of $1.5 million of media value to be provided over two years. If we fail to include these shares when required to be registered or fail to meet applicable filing or effectiveness deadlines for registration statements we are required to file, the affected provider may, subject to the terms of its agreement and upon written notice, suspend its advertising obligations. The timing of SEC review or our ability to obtain a Rule 144 resale opinion may affect how quickly we can resolve a suspension. Even if the provider resumes performance after the affected shares are covered by an effective resale registration statement or we obtain the required opinion, the suspension does not extend the two-year term of the agreements. We could therefore miss planned campaigns or have insufficient time to use the full media value before the agreements expire. The agreements prohibit us from recovering any shares already issued through forfeiture, repurchase, clawback or similar means. If we need to purchase replacement advertising, we could incur additional costs while our stockholders continue to bear the dilution from the shares already issued.

The advertising available under our agreements with Sinclair and Tennis Channel may be poorly timed for our campaigns or generate limited commercial returns.

We and the media providers will determine advertising placements based on available inventory during the two-year term of the agreements with such providers. The timing, audience and mix of television, digital and social media placements available to us may differ from what we need to support particular campaigns. The $1.5 million of contracted media value is calculated using each provider’s then-current rate card. Changes in those rates may affect the amount or mix of advertising we can obtain. Even if we receive the full contracted media value, the placements may generate limited audience engagement, customer acquisition or revenue. As a result, we may realize less commercial benefit from the advertising than we anticipated when we agreed to issue the shares.

Resales of the shares issued to Sinclair and Tennis Channel could put pressure on our stock price, and their registration rights could limit our flexibility in future financings.

Subject to specified exceptions and early termination provisions, the contractual lock-ups expire for half of the 300,000 shares issued to Sinclair and Tennis Channel after six months and for the remaining half after one year. Once the applicable lock-up expires or an exception applies, the providers may sell shares under an effective resale registration statement or an available exemption from registration. Sales of a substantial number of shares, or the perception that such sales may occur, could depress the market price of our common stock and make it more difficult to raise equity capital on favorable terms. We also agreed, until the media value shares have been registered, to obtain the providers’ approval before granting conflicting or senior registration rights unless we extend the same rights to the providers. That obligation could delay a financing or limit the registration terms we can offer prospective investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2026, and from the period from October 1, 2026, to the filing date of this Report that have not previously been disclosed in a Current Report on Form 8-K, except as discussed below:

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

On September 17, 2026, the Company granted a financial advisor warrants to purchase 50,000 shares of common stock as partial consideration under a letter agreement with the financial advisor. The warrants vested immediately, have an exercise price of $5.00 per share and cashless exercise rights, and expire on July 27, 2031.

On October 12, 2026, we issued an investor relations firm 50,000 shares of restricted common stock in consideration for strategic advisory and investor relations consulting services to be rendered to the Company over a term of six months.

* * * * *

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

(c) Rule 10b5-1(c) Trading Plans. Our director and executive officer may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

		Filed/	Incorporated By Reference
Exhibit Number	Description of Exhibit	Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation Since Formation		10-K	3.1	3/26/2025	000-24970
3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 25, 2025 and effective on March 31, 2025		8-K	3.1	3/31/2025	000-24970
3.3	Amended and Restated Bylaws of Global Acquisitions Corp.		8-K	3.1	1/10/2025	000-24970
4.1†	Form of Warrant to Purchase Shares of Common Stock Dated July 3, 2024		8-K	4.1	7/8/2024	000-24970
4.2†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Shawn Cable		8-K	4.1	3/11/2025	000-24970
4.3†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Justin Gimblestob		8-K	4.2	3/11/2025	000-24970
4.4†	Global Acquisitions Corporation, Warrant to Purchase Common Stock dated March 6, 2025, issued to Darren Cahill		8-K	4.3	3/11/2025	000-24970
4.5	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Patrick J. Rolfes		8-K	4.1	6/4/2025	000-24970
4.6†	Common Stock Purchase Warrant dated May 31, 2025, granted by Agassi Sports Entertainment Corp. to Ted Angelo		8-K	4.2	6/4/2025	000-24970
4.7†	Common Stock Purchase Warrant dated July 31, 2025, granted by Agassi Sports Entertainment Corp. to Moneta Advisory Partners, LLC		S-1	4.7	7/31/2026	333-297891

4.8†	Common Stock Purchase Warrant dated November 24, 2025, granted by Agassi Sports Entertainment Corp. to Stefanie Graf	8-K	4.1	11/25/2025	000-24970
4.9†	Agassi Sports Entertainment Corp. Warrant to Purchase Common Stock dated February 3, 2026 in favor of George Mackin	S-1	4.9	7/31/2026	333-297891
4.10†	Common Stock Purchase Warrant dated April 27, 2026, granted by Agassi Sports Entertainment Corp. to Lake Street Capital Markets, LLC	S-1	4.10	7/31/2026	333-297891
4.11*†	Common Stock Purchase Warrant dated May 29, 2026, granted by Agassi Sports Entertainment Corp. to The Loev Law Firm, PC	S-1	4.11	7/31/2026	333-297891
4.12†	Warrant to Purchase Common Stock granted by Agassi Sports Entertainment Corp. to Darren Cahill dated June 4, 2026	8-K	4.1	6/10/2026	000-24970
4.13	Form of Warrant to Purchase Common Stock granted by Agassi Sports Entertainment Corp. to those Shareholders Entering into Lock-Up Agreements (June 2026)	8-K	4.1	6/25/2026	000-24970
4.14†	Form of Consulting Warrant – Agassi Sports Entertainment Corp. (May, June and July 2026)	S-1	4.14	7/31/2026	333-297891
4.15	Common Stock Purchase Warrant granted to Nathan Low – July 24, 2026	S-1	4.15	7/31/2026	333-297891
4.16	Agassi Sports Entertainment Corp. Common Stock Purchase Warrant dated October 15, 2026, to Purchase 200,000 Shares of Common Stock Granted to Investments AKA, LLC	8-K	4.1	10/19/2026	000-24970
4.17	Agassi Sports Entertainment Corp. Common Stock Purchase Warrant dated October 16, 2026, to Purchase 300,000 Shares of Common Stock Granted to Investments AKA, LLC	8-K	4.2	10/19/2026	000-24970
10.1	Purchase Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation, and All-American Golf Center, Inc.	8-K	10.1	7/8/2024	000-24970
10.2†	Consulting Agreement, dated as of July 3, 2024, by and between Global Acquisitions Corporation and James Askew	8-K	10.2	7/8/2024	000-24970
10.3	Form of Subscription Agreement for November 2024 Private Offering by Global Acquisitions Corporation and the Investors party thereto	8-K	10.1	11/8/2024	000-24970
10.4	Trademark Acquisition Agreement dated May 31, 2025, by and between Agassi Sports Entertainment Corp., Patrick J. Rolfes and Ted Angelo	8-K	10.1	6/4/2025	000-24970
10.5	Statement of Work dated July 2, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS	8-K	10.1	7/9/2025	000-24970

10.6	Collaboration and Licensing Agreement entered into on July 10, 2025, by and between Agassi Sports Entertainment Corp. and Sport Squad, Inc. (JOOLA)	8-K	10.1	7/15/2025	000-24970
10.7#♦	Partnership Agreement for Consulting Services dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS	8-K	10.1	11/5/2025	000-24970
10.8#	Commitment Agreement dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS	8-K	10.2	11/5/2025	000-24970
10.9#♦	Statement of Work 1 (SOW 1) – Agassi Digital Transformation Partner, dated October 31, 2025, by and between Agassi Sports Entertainment Corp. and IBM Norge AS	8-K	10.3	11/5/2025	000-24970
10.10	Brand Partner Agreement dated November 22, 2025, by and between Agassi Sports Entertainment Corp. and Stefanie Graf	8-K	10.1	11/25/2025	000-24970
10.11#♦	Embedded Solution Agreement – IBM Cloud Enterprise Savings PLAN ESA Transaction Document dated February 2, 2026, by and between Agassi Sports Entertainment Corp. and International Business Machines Corporation	8-K	10.1	2/3/2026	000-24970
10.12#	Embedded Solution Agreement Attachment for Build Fund Cloud Credits dated February 2, 2026, by and between Agassi Sports Entertainment Corp. and International Business Machines Corporation	8-K	10.2	2/3/2026	000-24970
10.13†	Executive Employment Agreement dated March 25, 2026, by and between Agassi Sports Entertainment Corp. and Ronald S. Boreta	8-K	10.1	3/26/2026	000-24970
10.14†	Agassi Sports Entertainment Corp. 2026 Equity Incentive Plan	8-K	10.2	3/26/2026	000-24970
10.15	Form of Agassi Sports Entertainment Corp. Registration Rights Agreement (May/June 2026 Offering)	8-K	10.1	6/5/2026	000-24970
10.16	First Amendment to Registration Rights Agreement dated June 29, 2026, by and between Agassi Sports Entertainment Corp. and the Purchasers Party thereto	8-K	10.2	7/2/2026	000-24970
10.17	Name and Likeness License Agreement dated June 4, 2026, by and between Agassi Sports Entertainment Corp. and Darren Cahill	8-K	10.1	6/10/2026	000-24970
10.18	Name and Likeness License Agreement dated June 18, 2026, by and between Agassi Sports Entertainment Corp. and AKA Licenses, LLC	8-K	10.1	6/25/2026	000-24970
10.19	Form of Lock-Up Agreement dated May 27, 2026, entered into between Agassi Sports Entertainment Corp. and certain November 2024 Investors on June 19, 2026	8-K	10.2	6/25/2026	000-24970
10.20	Form of Agassi Sports Entertainment Corp., Subscription Agreement for March 2026 Private Offering	8-K	10.1	4/30/2026	000-24970
10.21	Form of Agassi Sports Entertainment Corp., Subscription Agreement for July 2026 Private Offering	S-1	10.21	7/31/2026	333-297891

10.22	Form of Agassi Sports Entertainment Corp. Registration Rights Agreement (July 2026 Offering)		S-1	10.22	7/31/2026	333-297891
10.23	Convertible Promissory Note in the amount of $1,000,000 issued by Agassi Sports Entertainment Corp. to Investments AKA, LLC, dated July 28, 2026		8-K	10.1	7/30/2026	000-24970
10.24	Commercial Agreement dated August 6, 2026, by and between United States Tennis Association Incorporated, a New York not-for-profit corporation, for itself and on behalf of USTA Coaching, Inc. and Agassi Sports Entertainment Corp.		8-K	10.1	8/10/2026	000-24970
10.25	First Amendment to Convertible Promissory Note between Agassi Sports Entertainment Corp. and Investments AKA, LLC, dated October 15, 2026		8-K	10.2	10/19/2026	000-24970
10.26	Form of Unit Subscription Agreement with Investments AKA, LLC		8-K	10.3	10/19/2026	000-24970
10.27	Form of Agassi Sports Entertainment Corp. Indemnification Agreement		8-K	10.1	10/26/2026	000-24970
10.28*	Form of August and September Subscription Agreement for Units	[X]
10.29*	Form of Warrant to Purchase Common Stock forming a part of the August and September Units	[X]
10.30	Merchandise License Agreement dated October 26, 2026, and entered into October 30, 2026, by and between Agassi Sports Licensing LLC, as licensee and Rhino Entertainment LLC, as licensor		8-K	10.1	11/5/2026	000-24970
10.31	Form of Media Value Share Issuance Agreement dated November 5, 2026		8-K	10.1	11/12/2026	000-24970
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
32.1**	Certification of Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	[X]
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]
101.SCH*	XBRL Taxonomy Extension Schema Document	[X]
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	[X]
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	[X]
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	[X]
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	[X]
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	[X]

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

Agassi Sports Entertainment Corp.

Date: November 12, 2026	By:	/s/ Ronald Boreta
Ronald Boreta
Chief Executive Officer, President and Treasurer
(Principal Executive Officer)

